Form 10QSB
period 2006-06-30
PETRO RESOURCES CORP
filed 2006-08-14
CIK 1335190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

-OR-

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-132596

PETRO RESOURCES CORPORATION
(Name of small business issuer as specified in its charter)

DELAWARE	86-0879278
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

5100 Westheimer, Suite 200, Houston, Texas 77056
(Address of principal executive offices)

(713) 968-9282
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

As of August 11, 2006, there were 19,677,317 shares of Common Stock ($.01 par value) outstanding.

Transitional Small Business Disclosure Format.   Yes ☐    No ☒

PETRO RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED JUNE 30, 2006

PETRO RESOURCES CORPORATION
CONDENSED BALANCE SHEET
Unaudited

June 30, 2006
Assets
Current assets
Cash and cash equivalents	$10,655,948
Accounts receivable	34,294
Prepaid insurance	63,912
Total current assets	10,754,154

Oil and gas properties, using successful efforts accounting
Unproved	3,387,242
Proved	930,439
4,317,681
Accumulated depreciation and depletion	(169,208)
Net oil and gas properties	4,148,473

Investment in partnership	959,904

$15,862,531

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$2,466,401
Note payable	49,790
Accrued expenses	201
Total current liabilities	2,516,392

Asset retirement obligation	13,705
Total liabilities	2,530,097

Commitments and contingencies	-

Shareholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	-
Common stock, $0.01 par value; 50,000,000 shares authorized, 19,677,317 shares issued and outstanding	196,773
Additional paid in capital	13,993,177
Accumulated deficit	(857,516)
Total shareholders' equity	13,332,434

$15,862,531

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Revenue
Oil and gas sales	$32,879	$-	$50,636	$-
Gain (loss) on sale of property	(10,565)	-	1,394,698	-
	22,314	-	1,445,334	-
Operating costs and expenses
Production	10,814	-	15,612	-
Exploration	334,650	-	578,858	-
Impairment	33,414	-	140,488	-
Depreciation, depletion and accretion	15,786	-	28,883	-
General and administrative	612,478	1,135	1,241,410	2,959

Total operating costs and expenses	1,007,142	1,135	2,005,251	2,959

Operating income (loss)	(984,828)	(1,135)	(559,917)	(2,959)

Other income and (expense)	90,176	-	118,149	-

Net income (loss) before income tax	(894,652)	(1,135)	(441,768)	(2,959)

Income tax provision (benefit)	(61,820)	-	-	-

Net income (loss)	$(832,832)	$(1,135)	$(441,768)	$(2,959)

Earnings per share
Basic	$(0.04)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding
Basic	19,677,317	10,832,017	18,718,787	8,918,000

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	June 30
	2006	2005
Cash flows from operating activities
Net income (loss)	$(441,768)	$(2,959)
Adjustments to reconcile net income to net cash used by operating activities
Depletion, depreciation and accretion	28,883	-
Impairment	140,488	-
Dry hole costs	574,452	-
Issuance of stock options	775,000
Gain on sale of property	(1,394,698)	-
Changes in operating assets and liabilities
Increase in accounts receivable and accrued revenue	(34,294)	-
Increase in prepaid insurance	(63,912)	-
Increase in current note payable	49,790	-
Increase in accounts payable	13,149	-
Decrease in accrued expenses and advances	(99,063)	-
Net cash from operating activities	(451,973)	(2,959)

Cash flows from investing activities
Capital expenditures	(3,518,470)	-
Investment in partnership	(959,904)
Proceeds from sale of properties	3,953,785	-
Net cash from investing activities	(524,589)	-

Cash flows from financing activities
Issuance of common stock	8,215,000	-
Contributed capital	-	1,000
Net cash from financing activities	8,215,000	1,000

Net increase (decrease) in cash	7,238,438	(1,959)
Cash, beginning of period	3,417,510	2,127
Cash, end of period	$10,655,948	$168

Supplemental disclosure of cash flow information
Cash paid for interest	$3,095	$-
Cash paid for federal income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
Unaudited

	Preferred Stock		Common Stock		Additional		Total
	Number		Number		Paid-in	Accumulated	Shareholders'
	of Shares	Total	of Shares	Total	Capital	Deficit	Equity

Initial capitalization	-	$-	2,636,017	$26,360	$89,140	$-	$115,500
Net loss for 2002	-	-	-	-	-	(115,270)	(115,270)
Balance, December 31, 2002	-	-	2,636,017	26,360	89,140	(115,270)	230

Recapitalization	-	-	4,189,000	41,890	(41,890)	-	-
Contributed capital	-	-	-	-	31,500	-	31,500
Net loss for 2003	-	-	-	-	-	(26,932)	(26,932)
Balance, December 31, 2003	-	-	6,825,017	68,250	78,750	(142,202)	4,798

$0.125 shares sold in private placement	-	-	200,000	2,000	23,000	-	25,000
Contributed capital	-	-	-	-	25,000	-	25,000
Net loss for 2004	-	-	-	-	-	(52,671)	(52,671)
Balance, December 31, 2004	-	-	7,025,017	70,250	126,750	(194,873)	2,127

$0.015 shares issued for services	-	-	3,807,000	38,070	18,930	-	57,000
Contributed capital	-	-	-	-	3,000	-	3,000
$1.00 shares sold in private placement, net	-	-	5,334,300	53,343	4,839,607	-	4,892,950
Shares and warrants issued for working interest	-		25,000	250	49,750	-	50,000
Net loss for 2005	-	-	-	-	-	(220,875)	(220,875)
Balance, December 31, 2005	-	-	16,191,317	161,913	5,038,037	(415,748)	4,784,202

$2.50 shares sold in private placement, net			3,486,000	34,860	8,180,140	-	8,215,000
Stock options issued to the board of directors					775,000		775,000
Net loss for the six months ended June 30, 2006	-	-	-	-	-	(441,768)	(441,768)
Balance, June 30, 2006	-	-	19,677,317	$196,773	$13,993,177	$(857,516)	$13,332,434

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2006

1—Basis of presentation

The unaudited condensed financial statements included herein have been prepared by Petro Resources Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim statements should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2005 and 2004, included in this Company’s registration statement on Form SB-2 on file with the SEC (SEC file no. 333-132596).

The balance sheet as of June 30, 2006, the statements of operations for the three months and six months ended June 30, 2006 and 2005 and the statements of cash flows for the six months ended June 30, 2006 and 2005 include, in the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Development Stage - Prior to April 1, 2006, management considered the Company to be in the development stage. During the quarter ended June 30, 2006 the Company’s properties began to generate revenue and the planned operations have commenced.

2—Summary of significant accounting policies

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - Cash and cash equivalents include cash in banks and highly liquid debt securities that have maturities of three months or less.

Impairment of long-lived assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets are reviewed for events of changes in circumstances, which indicate that their carrying value may not be recoverable. Due to the regularly scheduled impairment reviews by management, the Company recognized a non-cash, pre-tax charge against earnings of $107,074 in the first quarter and $33,414 in the second quarter of 2006.

Oil and gas properties - The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

PETRO RESOURCES CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2006

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.
On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Investment in partnership - The Company uses the cost method of accounting for its investment in entities in which it has less than a 20% ownership.

3 - Asset retirement obligations

 SFAS Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS No. 143, clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005.

The following is a reconciliation of the Company’s asset retirement obligation:

Balance at December 31, 2005	$10,337
Additional liabilities incurred	2,993
Accretion expense	375
Balance at June 30, 2006	$13,705

4 - Stock based compensation

The Company accounts for stock based compensation arrangements in accordance with the provisions of  SFAS No. 123R, “Share-Based Payment,” revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. The Company has implemented SFAS 123R effective January 1, 2006.

PETRO RESOURCES CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2006

Effective March 1, 2006, the Company added three new members to its Board of Directors and granted each of them 200,000 options to purchase the Company’s common stock at $3.80 per share. These options vest one fourth immediately and one fourth on each of the next three March 1 anniversaries. The Company charged to expense one fourth of the total value of these options, or $375,000, on March 1, 2006. The options were valued using the Black-Scholes model with the following assumptions: $3.80 stock price (the selling price of the stock on March 1, 2006); $3.80 exercise price; 50% volatility; ten-year term; zero dividend; and 4.525% discount rate.

During April and May 2006, the Company added two new members to its Board of Directors. Effective May 5, 2006, the Company granted each of them 200,000 options to purchase the Company’s common stock at $3.80 per share. These options vest one fourth immediately and one fourth on each of the next three March 1 anniversaries. The Company charged to expense one fourth of the total value of these options, or $400,000 on May 5, 2006. The options were valued using the Black-Scholes model with the following assumptions: $5.50 stock price (the selling price of the stock on May 5, 2006); $3.80 exercise price; 50% volatility; ten-year term; zero dividend; and 4.525% discount rate.

5- Earnings per share

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Warrants outstanding at June 30, 2006 and prior periods have been excluded because their effect would be anti-dilutive.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Basic and diluted earnings per share:
Income (loss) - basic and diluted	$(832,832)	$(2,109)	$(441,768)	$(3,933)

Weighted average shares outstanding	19,677,317	10,832,017	18,718,787	8,918,000
Net income (loss) per share	$(0.04)	$(0.00)	$(0.02)	$(0.00)

Warrants and options outstanding	7,248,971	0	7,248,971	0

PETRO RESOURCES CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2006

6—Accounts payable

At June 30, 2006, the Company’s accounts payable consisted of the following:

Vendor	Amount Due
Approach Operating, LLC	$196,886
Bayou City Exploration, Inc.	318,094
Tahosa Holdings, LLC	1,927,463
Other	23,958
$2,466,401

Of the $2,466,401 due vendors, approximately $2,453,000 was related to property costs and were capitalized.

7—Note payable

On January 13, 2006, the Company signed a promissory note with a finance company for $107,551.75 to finance its various insurance policies. The interest rate on the note is 7.40% with payments of $10,142.90 per month beginning February 4, 2006 and the final payment due December 4, 2006. The note is secured by the insurance policies.

8—Investment in limited partnership

In April 2006 the Company agreed to purchase up to $8 million of limited partnership interests in Hall-Houston Exploration II, L.P., a newly formed oil and gas exploration and development partnership that intends to focus primarily offshore in the Gulf of Mexico. In April 2006, Hall-Houston Exploration II, L.P. received commitments for a total of $150 million from the sale of limited partnership interests. The Company’s interest in Hall-Houston Exploration II, L. P. represents approximately 5.3% of all interests held by limited partners. The limited partnership expects to commence exploration activities in the third quarter of 2006.

Pursuant to the limited partnership agreement, the limited partners of Hall-Houston Exploration II, L. P. are required to fund their investment in the partnership based on calls for capital made by the general partner from time to time. The general partner can issue a call for capital contributions at any time, and from time to time, over a three year period expiring in April 2009. As of June 30, 2006, the Company had funded $959,904 of the $8 million commitment.

The Company uses the cost method to account for its interest in this partnership.

9—Shareholders’ equity

In the first quarter of 2006, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register the resale of the common shares issued in connection with the private placements (discussed below), including the shares underlying the warrants.

PETRO RESOURCES CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2006

Also, in the first quarter of 2006, the Company conducted the private placement sale of 871,500 units of its securities at the offering price of $10.00 per unit.  Each unit consisted of four shares of common stock and one warrant to purchase an additional share of common stock at an exercise price of $3.00 per share.  The warrants have a term of five years from the date of issuance.  In connection with the placement, the Company engaged Energy Capital Solutions, LP, of Houston, Texas, to act as placement agent.  The Company paid Energy Capital Solutions a negotiated fee of $500,000 in lieu of sales commissions and also issued to Energy Capital Solutions 326,812 warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $3.00 per share.

In the fourth quarter of 2005, the Company conducted the private placement sale of 5,334,300 units of its securities at the offering price of $1.00 per unit. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $2.00 per share. The gross proceeds of $5,334,300 were reduced by $441,350 paid in cash to selling agents, resulting in net proceeds of $4,892,950.

In addition, the Company issued 25,000 shares of its common stock and 25,000 warrants valued in the aggregate at $50,000 as partial consideration for a working interest in an oil and gas property. The Company valued each share at $1 and the warrants at $25,000 using the Black-Scholes model with the following assumptions: $1 stock price of the 2005 private placement; $2 exercise price; 300% volatility; five-year term; zero dividend; and 4.525% discount rate.

Effective April 1, 2005, the Company issued 3,807,000 shares of its common stock, valued at $0.015 per share and representing approximately one third of all outstanding shares, to a group headed by Wayne Hall, the Company’s new CEO, as an inducement to join the Company and implement a business plan focused on domestic oil and gas exploration.

10—Commitments and contingencies

Late filing penalty - The Company was committed to pay a cash penalty of $20,000 per month to the largest investor in the 2005 private placement (see Note 8) if it was unable to file its Registration Statement on Form SB-2 with the Securities and Exchange Commission by January 15, 2006. However, the investor verbally waived the penalty.

11—Income taxes

Reconciliation between the actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate to income from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Computed at U.S. statutory rate at 15%	$134,198	$170	$66,265	$444
Permanent differences	(60,000)	-	(116,250)	-
Changes in valuation allowance	(12,377)	(170)	49,985	(444)
Total	$(61,821)	$0	$0	$0

PETRO RESOURCES CORPORATION
Notes to Unaudited Condensed Financial Statements
June 30, 2006

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at June 30, 2006 are presented below.

June 30
2006
Deferred tax assets:
Net operating loss carryforwards	$95,876

Less valuation allowance	$(12,377)
83,499

Deferred tax liabilities:
Oil and gas properties:	(83,499)

$-

12—Oil and gas reserves

The Company has obtained an estimated reserve study as of March 31, 2006 for the working interests owned as of that date. The estimates were made by petroleum engineers independent of the Company. The total proved reserves are as follows:

Oil, MBBLs	7
Gas, MMCF	644
Cash flow, discounted at 10%	$2,900,017

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

We are an independent oil and natural gas company engaged in the acquisition of leases, drilling and production of oil and natural gas in the United States. We act as a non-operator, which means we do not directly manage exploration, drilling or development operations. Instead, we pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise. We believe that the domestic oil and gas exploratory prospects that best fit our finding and development cost objectives are located in the Gulf of Mexico, Texas, Louisiana, Colorado, Utah and Montana and we intend to pursue the acquisition of oil and prospects principally in these areas. In July 2005, we acquired our initial properties and commenced drilling activities in November 2005. We currently hold 21 oil and gas properties in Texas, Louisiana and Colorado, representing an aggregate of 9,486 net acres of developed and undeveloped oil and gas leases. In December 2005, we commenced production from our first oil and gas prospects and received our first revenues from oil and gas production in February 2006. As of the date of this report, we have not received significant revenue from oil and gas production.

Since our commencement of domestic oil and natural gas operations in July 2005, we have been engaged in the acquisition of leases and raising of capital with which to fund lease acquisition and development. Our principal uses of capital consist of our acquisition of oil and natural gas properties and the costs of developing those properties. Since we do not act as an operator, we typically hold working interests in various projects which require us to pay our pro rata share of the costs of drilling and completing each prospect. We expect to derive revenue from the sale of oil and natural gas from the prospects in which we invest.

In the fourth quarter of 2005, we conducted the private placement sale of 5,334,300 units of our securities at the offering price of $1.00 per unit. Each unit consisted of one share of our common stock and one warrant to purchase an additional share of our common stock at an exercise price of $2.00 per share. The warrants have a term of five years from the date of issuance. In the first quarter of 2006, we conducted the private placement sale of 871,500 units of our securities at the offering price of $10.00 per unit. Each unit consisted of four shares of our common stock and one warrant to purchase an additional share of our common stock at an exercise price of $3.00 per share. The warrants have a term of five years from the date of issuance. We have filed with the SEC a registration statement on Form SB-2 for purposes of registering the resale of the common shares, including the shares underlying the unit warrants, sold in the 2005 and 2006 private placements.

In December 2005 and January 2006, we acquired leases covering approximately 33,000 gross and 23,800 net mineral acres in the Palo Duro Basin located in Floyd and Motley Counties, Texas. Our acquisition costs were approximately $2,550,000, substantially all of which was paid in January 2006. In mid January 2006, we entered into a series of agreements with The Meridian Resource & Exploration, LLC, an unrelated third party exploration and production company, covering the sale of a portion of our undivided interest in the acreage and the drilling and development of the acreage. Pursuant to the terms of the purchase and sale agreement, we sold 75% of our undivided leasehold interest in approximately 23,800 net mineral acres to Meridian in exchange for cash consideration of approximately $3,950,000.

In order to establish a presence in the Gulf of Mexico, in April 2006 we committed to purchase $8 million of limited partnership interests in Hall-Houston Exploration II, L.P., a newly formed oil and gas exploration and development partnership that intends to focus primarily offshore in the Gulf of Mexico. In April 2006, Hall-Houston Exploration II, L.P. received commitments for a total of $150 million from the sale of limited partnership interests. Our interest in Hall-Houston Exploration II, L. P. represents approximately 5.3% of all interests held by limited partners. The limited partnership expects to commence exploration activities in the third quarter of 2006.

Plan of Operations

We have developed an operating strategy that is based on our participation in exploration prospects as a non-operator. Based on that strategy, our plan of operations over the next 12 months and beyond is to acquire additional domestic oil and natural gas interests and the additional working capital necessary to acquire and development such properties. We intend to pursue the acquisition of domestic oil and natural gas interests, including prospects, leases, wells, mineral rights, working interests, royalty interests, overriding royalty interests, net profits interests, production payments, farm-ins, drill to earn arrangements, partnerships, easements, rights of way, licenses and permits, in the offshore Gulf of Mexico, onshore Texas, onshore Louisiana, and several Western states. As a non-operator, we intend to pursue prospects in partnership with other companies with exploration, development and production expertise. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing.

The business of oil and gas acquisition, drilling and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to acquire the additional capital required to finance the acquisition of such properties and our share of the development costs. As explained under “Financial Condition” below, we will seek additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing.

We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. As a non-operator working interest owner, we intend to rely on outside operators to drill, produce and market our natural gas and oil. We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management.

Financial Condition

As of June 30, 2006, we had total assets of $15,862,531, including working capital of $8,237,762 and cash and cash equivalents of $10,655,948.

Our liquidity over the next 12 to 24 months will be affected by our recent commitment to invest up to $8 million in Hall-Houston Exploration II, L. P. Pursuant to the limited partnership agreement, the limited partners of Hall-Houston Exploration II, L. P. are required to fund their investment in the partnership based on calls for capital made by the general partner from time to time. The general partner can issue a call for capital contributions at any time, and from time to time, over a three year period expiring in April 2009. At the present time, we have been asked to fund only $959,904 of our $8 million commitment and the general partner is unable to predict the timing and amount of the future calls for capital. We have assumed for purposes of planning and budgeting that up to 50% of our $8 million commitment will be called for during the next 12 months, which we consider to be a conservative estimate. We do not intend to set aside $8 million of cash on hand for purposes of fulfilling our capital commitment to the fund, and we intend to employ a significant amount of our presently available capital for the acquisition and development of other oil and gas prospects. There can be no assurance, however, of the timing or amounts of calls for capital by the general partner of Hall-Houston Exploration II, L. P. or that we will be able to fund our commitment in full at the time any commitment is required.

We believe that we have sufficient cash on hand to carry out our plan of operations over the next 12 months. While we have significant cash resources on hand at this time, we believe that our ability to achieve commercial success and our continued growth will be dependent on our continued access to capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. We will seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have no history of generating cash from oil and gas operations. Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from operators, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include the following:

We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required. The business of oil and gas acquisition, drilling and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. We believe that our ability to achieve commercial success and our continued growth will be dependent on our continued access to capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. We will seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have no history of generating cash from oil and gas operations. Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms. If we are unable to access additional capital in significant amounts as needed, we will not be able to develop our business and our stock price will be materially adversely affected.

We do not have a significant operating history and, as a result, there is a limited amount of information about us on which to make an investment decision. We were incorporated in June 1997 to engage in the design and manufacturing of children’s apparel. We terminated that business line in 1999 and since then have been engaged in the pursuit of alternative lines of business. In late 2004, we began to focus our attention on oil and gas exploration and development in the United States. In April 2005, we commenced assembling our present management team. In July 2005, we acquired our initial exploratory drilling prospects and commenced drilling activities in November 2005. In December 2005, we commenced production from our first oil and gas prospects and received our first revenues from oil and gas production in February 2006. However, as of the date of this report, we have not received significant revenue from oil and gas production. Our company has insignificant prior operating experience in the oil and gas industry. Accordingly, there is little operating history upon which to judge our current operations.

We do not act as an operator, which means we are entirely dependent on third parties for the exploration, development and production of our leasehold interests. An oil and gas operator is the party that takes primary responsibility for management of the day-to-day exploration, development and production activity relating to an oil and gas prospect. Our business plan is to acquire working interests in prospects with an industry partner functioning as the operator. To date, we have entered into agreements with various oil and gas operators on a prospect-by-prospect basis and we have no long term agreements with any operators that ensure us of their services as we may need them. Our reliance on third party operators for the exploration, development and production of our leasehold interests subjects us to a number of risks, including:

•	the possibility that our inability to act as an operator may limit our ability to bid on and acquire desirable leasehold interests;

•	the possibility that quality operators may not be available to us as and when needed;

•	our inability to control the amount and timing of costs and expenses of exploration and development; and

•	the risk that we may not be able to properly control the timing and quality of work conducted with respect to our projects.

If we are unable to enter into suitable partnering arrangements with quality operators on a timely basis, we risk suffering a number of adverse consequences, including:

•	the breach of our obligations under the oil and gas leases by which we hold our prospects and the potential loss of those leasehold interests;

•	loss of reputation in the oil and gas community;

•	a general slow down in our operations and decline in revenue; and

•	decline in market price of our common shares.

We have limited management and staff and will be dependent for the foreseeable future upon consultants and partnering arrangements. At the present time, we have four employees, including our three executive officers. We have developed an operating strategy that is based on our participation in exploration prospects as a non-operator for the foreseeable future. We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Our dependence on third party consultants and service providers creates a number of risks, including but not limited to:

•	the possibility that such third parties may not be available to us as and when needed; and

•	the risk that we may not be able to properly control the timing and quality of work conducted with respect to our projects.

If we experience significant delays in obtaining the services of such third parties or poor performance by such parties, our results of operations and stock price will be materially adversely affected.

We intend to grow our business primarily through the acquisition and development of exploratory oil and gas prospects, which is the riskiest method of establishing oil and gas reserves. Our intended oil and natural gas production, and therefore our success, is entirely dependent upon our ability to acquire, drill and develop exploratory oil and gas prospects that are profitable to produce.  Other oil and gas companies may focus to a significant degree on the acquisition of prospects in proven areas of oil and gas production. Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial risk. The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded and can increase significantly when drilling costs rise. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages, and mechanical difficulties. Moreover, the successful drilling or completion of an exploratory oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. We cannot assure you that our exploration, exploitation and development activities will result in profitable operations. If we are unable to successfully acquire and develop exploratory oil and gas prospects, our results of operations, financial condition and stock price will be materially adversely affected.

We intend to conduct exploratory operations in the Gulf of Mexico, however the extent of the effect of Hurricanes Katrina and Rita on oil and natural gas operations in the Gulf of Mexico was substantial and is not yet fully known. In order to establish a presence in the Gulf of Mexico, we have made a commitment to invest $8 million in Hall-Houston Exploration II, L.P., a newly formed oil and gas exploration and development partnership that intends to focus primarily offshore in the Gulf of Mexico. In August and September 2005, after passing through the Gulf of Mexico, Hurricanes Katrina and Rita made landfall on the coasts of Louisiana and Texas and caused one of the worst natural disasters in U.S. history. Substantial amounts of oil and natural gas production in the Gulf of Mexico were shut-in as a result of the storms. There was also extensive damage to pipelines, processing plants and other infrastructure in the Gulf of Mexico that delayed some or all of the shut-in production from coming back “on-line.” The extent of damage from Katrina and Rita to facilities in the Gulf of Mexico was substantial and is not yet fully known. This damage, as well as any damage resulting from future hurricanes in the Gulf of Mexico, may have a material adverse effect on Hall-Houston Exploration II, L.P.’s exploration and production activities. Hall-Houston Exploration II, L.P. has advised us that it does anticipate having business interruption insurance coverage for losses resulting from natural disasters or other causes.

We have made a significant commitment to invest in Hall-Houston Exploration II, L.P., however two of our directors are controlling persons of the partnership and, as a result, our involvement in Hall-Houston Exploration II, L.P. may be subject to material conflicts of interest. Hall-Houston Exploration II, L. P. is sponsored and managed by Hall-Houston Exploration Partners, L.L.C. The president and chief financial officer of Hall-Houston Exploration Partners, L.L.C. are Gary L. Hall and Brad Bynum, respectively, both of whom presently serve on our board of directors. In addition, Gary L. Hall is the brother of our chief executive officer, Wayne P. Hall. In the course of their management of Hall-Houston Exploration II, L. P., it is likely that Gary Hall and Brad Bynum may be required to make certain decisions and take certain actions that conflict with us or that may otherwise be in the best interest of Hall-Houston Exploration II, L. P., but may not be in the best interest of our company. For example, the general partner of Hall-Houston Exploration II, L. P. may decide to issue capital calls to the partners of Hall-Houston Exploration II, L. P. at times or in amounts that may be inconvenient for our company. It is also possible that there may develop disagreements between us and Hall-Houston Exploration II, L. P. over our respective rights and obligations under the limited partnership agreement. In the event of any such conflict or disagreement, Gary Hall and Brad Bynum will have a material conflict of interest between their duties to and interests in our company and their duties to and interests in Hall-Houston Exploration II, L. P. There can be no assurance that any such conflict of interest will be handled or resolved in a manner that does not have a material negative impact upon our rights, interests or opportunities.

If we are unable to fund our commitment to Hall-Houston Exploration II, L.P., we may be forced to sell our entire investment in the fund at a significant loss. Pursuant to the limited partnership agreement, we are required to fund our $8 million in the partnership based on calls for capital made by the general partner from time to time. The general partner can issue a call for capital contributions at any time, and from time to time, over a three year period expiring in April 2009. In the event we are unable or unwilling to fund a capital call, the general partner may, among other actions, require us to sell our entire limited partnership interest to the other limited partners or the partnership, at the option of the other limited partners and the partnership, at a price equal to the lower of (i) 75% of the fair market value of our interest and (ii) 75% of our capital account balance in the partnership. At the present time, we have been asked to fund only $959,904 of our $8 million commitment, and the general partner is unable to predict the timing and amount of the future calls for capital. We do not intend to set aside $8 million of cash presently on hand for purposes of fulfilling our capital commitment to the partnership, and we intend to employ a significant amount of our presently available capital for the acquisition and development of other oil and gas prospects. There can be no assurance, however, of the timing or amounts of calls for capital by the general partner of Hall-Houston Exploration II, L. P. or that we will be able to fund our commitment in full at the time any commitment is required. If we are unable to fund a capital call when made, we may be forced to sell our entire investment in the partnership at a significant loss, in addition to being held liable for other damages to the partnership resulting from our breach of the partnership agreement.

Our industry is highly competitive which may adversely affect our performance, including our ability to participate in ready to drill prospects in our core areas. We operate in a highly competitive environment. In addition to capital, the principal resources necessary for the exploration and production of oil and natural gas are:

•	leasehold prospects under which oil and natural gas reserves may be discovered;

•	drilling rigs and related equipment to explore for such reserves; and

•	knowledgeable personnel to conduct all phases of oil and natural gas operations.

We must compete for such resources with both major oil and natural gas companies and independent operators. Virtually all of these competitors have financial and other resources substantially greater than ours. We cannot assure you that such materials and resources will be available when needed. If we are unable to access material and resources when needed, we risk suffering a number of adverse consequences, including:

•	the breach of our obligations under the oil and gas leases by which we hold our prospects and the potential loss of those leasehold interests;

•	loss of reputation in the oil and gas community;

•	a general slow down in our operations and decline in revenue; and

•	decline in market price of our common shares.

The market for our stock is limited and may not provide investors with either liquidity or a market based valuation of our common stock. Our common stock is traded on the electronic pink sheets section of OTC market under the symbol “PRCT.PK”. As of August 11, 2006, the last reported sale price of our common stock on the OTC market was $4.55 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Also, the present volume of trading in our common stock may not provide investors sufficient liquidity in the event they wish to sell their common shares. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general, and early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to develop a market for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

Our common stock may be considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks. To the extent the price of our common stock trades below $5.00 per share or we have a net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely the affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

ITEM 3. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer have reviewed and continue to evaluate the effectiveness of our controls and procedures over financial reporting and disclosure (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. The term “disclosure controls and procedures” is defined in Rules13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our controls and procedures over financial reporting and disclosure, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2006. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PETRO RESOURCES CORPORATION

Date: August 14, 2006	/s/ Wayne P. Hall
Wayne P. Hall,
Chief Executive Officer

Date: August 14, 2006	/s/ Allen R. McGee
Allen R. McGee,
Chief Financial Officer