Form 10QSB
period 2006-09-30
PETRO RESOURCES CORP
filed 2006-11-14
CIK 1335190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(713) 968-9282
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 13, 2006, there were 19,677,317 shares of Common Stock ($.01 par value) outstanding.

Transitional Small Business Disclosure Format. Yes ☐    No ☒

PETRO RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

Page

Part I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements (unaudited):

Balance Sheets as of September 30, 2006 and December 31,2005	F-1

Statements of Operations for the Three Month and Nine Month Periods Ended September 30, 2006 and 2005	F-2

Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	F-3

Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2006	F-4

Notes to Financial Statements	F-5

Item 2. Management’s Discussion and Analysis or Plan of Operations	2

Item 3. Controls and Procedures	8

Part II. OTHER INFORMATION

Item 6. Exhibits	9

SIGNATURES	10

PETRO RESOURCES CORPORATION
Balance Sheets

	September 30, 2006		December 31, 2005
Assets	(Unaudited	)
Current assets
Cash and cash equivalents	$6,874,868		$3,417,510
Accounts receivable and accrued revenue	30,407
Prepaid insurance	36,522
Total current assets	6,941,797		3,417,510
Oil and gas properties, using successful efforts accounting
Unproved	3,330,559		1,488,505
Proved	937,527
	4,268,086		1,488,505
Less: accumulated depreciation & depletion	191,410		212
Net oil and gas properties	4,076,676		1,488,293
Investment in partnership	959,904
Total Assets	$11,978,377		$4,905,803
Liabilities and Shareholders' Equity
Current liabilities
Advance from Chief Executive Officer			$2,500
Accounts payable	$84,604		12,000
Note payable	20,100
Accrued expenses	1,525		96,764
Total current liabilities	106,229		111,264
Asset retirement obligation	25,032		10,337
Total liabilities	131,261		121,601
Commitments and contingencies
Shareholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued
Common stock, $0.01 par value; 50,000,000 shares authorized, 19,677,317 and 16,191,317 shares issued and outstanding as of September 30, 2006 and December 31, 2005 respectively	196,773		161,913
Additional paid in capital	13,993,177		5,038,037
Accumulated deficit	(2,342,834)		(415,748)
Total shareholders' equity	11,847,116		4,784,202
Total Liabilities & Shareholders’ Equity	$11,978,377		$4,905,803

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Revenue
Oil and gas sales	$37,528	$-	$88,164	$-
Gain (loss) on sale of property	-	-	1,394,698	-
	37,528	-	1,482,862	-
Operating costs and expenses
Production	9,517	-	25,129	-
Exploration	1,276,770	-	1,855,628	-
Impairment	-	-	140,488	-
Depreciation, depletion and accretion	22,439	-	51,322	-
General and administrative	293,602	11,150	1,535,012	14,109

Total operating costs and expenses	1,602,328	11,150	3,607,579	14,109

Operating income (loss)	(1,564,800)	(11,150)	(2,124,717)	(14,109)

Other income and (expense)	79,482	-	197,631	-

Net income (loss) before income tax	(1,485,318)	(11,150)	(1,927,086)	(14,109)

Income tax provision (benefit)	-	-	-	-

Net income (loss)	$(1,485,318)	$(11,150)	$(1,927,086)	$(14,109)

Earnings per share - basic and diluted	$(0.08)	$(0.00)	$(0.10)	$(0.00)

Weighted average shares outstanding-basic	19,677,317	10,832,017	19,041,808	8,918,000

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
Statement of Changes in Shareholders’ Equity
For the Nine Month Period Ended September 30, 2006
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Total	Number of Shares	Total	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
Balance, December 31, 2005	-	$-	16,191,317	$161,913	$5,038,037	$(415,748)	$4,784,202
Shares and warrants sold in private placement, net			3,486,000	34,860	8,180,140	-	8,215,000
Stock options issued to the board of directors					775,000	-	775,000
Net loss for the nine months ended September 30, 2006						(1,927,086)	(1,927,086)
Balance, September 30, 2006	-	$-	19,677,317	$196,773	$13,993,177	$(2,342,834)	$11,847,116

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
	2006	2005
Cash flows from operating activities
Net income (loss)	$(1,927,086)	$(14,109)
Adjustment to reconcile net income to net cash
used by operating activities:
Depletion, depreciation and accretion	51,322	-
Impairment	140,488	-
Dry hole costs	1,850,742	-
Issuance of stock options	775,000
Gain on sale of property	(1,394,698)	-
Changes in operating assets and liabilities:
Increase in accounts receivable and accrued revenue	(30,407)	-
Increase in prepaid insurance	(36,522)	-
Increase in current note payable	20,100	-
Increase in accounts payable	51,280	2,500
Decrease in accrued expenses and advances	(97,739)	-
Net cash from operating activities	(597,520)	(11,609)

Cash flows from investing activities
Capital expenditures	(7,154,003)	(82,283)
Investment in partnership	(959,904)
Proceeds from sale of properties	3,953,785	-
Net cash from investing activities	(4,160,122)	(82,283)

Cash flows from financing activities
Issuance of common stock	8,215,000	477,500
Contributed capital	-	1,000
Net cash from financing activities	8,215,000	478,500

Net increase (decrease) in cash	3,457,358	384,608
Cash, beginning of period	3,417,510	2,127
Cash, end of period	$6,874,868	$386,735

Supplemental disclosure of cash flow information
Cash paid for interest	$3,834	$-
Cash paid for federal income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
Notes to Financial Statements

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of Petro Resources Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Petro Resource’s included in Petro Resources’ registration statement on Form SB-2 on file with the Securities and Exchange Commission (SEC file no. 333-132596). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the registration statement on Form SB-2 have been omitted.

Note 2—Investment in Limited Partnership

In April 2006, Petro Resources agreed to purchase up to $8 million of limited partnership interests in Hall-Houston Exploration II, L.P., a newly formed oil and gas exploration and development partnership that intends to focus primarily offshore in the Gulf of Mexico.  In April 2006, Hall-Houston Exploration II, L.P. received commitments for a total of $150 million from the sale of limited partnership interests.  Petro Resources’ interest in Hall-Houston Exploration II, L. P. represents approximately 5.3% of all interests held by limited partners.  The limited partnership commenced exploration activities in the third quarter of 2006.  Pursuant to the limited partnership agreement, the limited partners of Hall-Houston Exploration II, L. P. are required to fund their investment in the partnership based on calls for capital made by the general partner from time to time.  The general partner can issue a call for capital contributions at any time, and from time to time, over a three year period expiring in April 2009.  As of September 30, 2006, Petro Resources had funded $959,904 of its $8 million commitment.  Petro Resources funded an additional $1,333,200 to Hall-Houston Exploration II, L.P. during October 2006 based on a cash call received from the partnership.

Petro Resources uses the cost method to account for its interest in this partnership.

Note 3—Shareholders’ Equity

In the first quarter of 2006, Petro Resources filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register the resale of the common shares issued in connection with the private placements (discussed below), including the shares underlying the warrants.

Also, in the first quarter of 2006, Petro Resources conducted the private placement sale of 871,500 units of its securities at the offering price of $10.00 per unit.  Each unit consisted of four shares of common stock and one warrant to purchase an additional share of common stock at an exercise price of $3.00 per share.  The warrants have a term of five years from the date of issuance.  In connection with the placement, Petro Resources engaged Energy Capital Solutions, LP, of Houston, Texas, to act as placement agent.  Petro Resources paid Energy Capital Solutions a negotiated fee of $500,000 in lieu of sales commissions and also issued to Energy Capital Solutions 326,812 warrants to purchase an equal number of shares of Petro Resource's common stock at an exercise price of $3.00 per share.

Note 4—Oil and Gas Reserves

Petro Resources has obtained an estimated reserve study as of March 31, 2006 for the working interests owned as of that date. The estimates were made by petroleum engineers independent of Petro Resources. The total proved reserves at that date are as follows:

PETRO RESOURCES CORPORATION
Notes to Financial Statements

Oil, MBBLs	7
Gas, MMCF	644
Cash flow, discounted at 10%	$2,900,017

During the third quarter Petro Resources drilled the McLean No. 1 in Live Oak County, Texas. The well was unsuccessful and the reserves have been written off. Therefore, the revised reserves at March 31, 2006 are as follows:

Oil, MBBLs	7
Gas, MMCF	107
Cash flow, discounted at 10%	$646,000

Note 5—Subsequent Events

In October 2006, Petro Resources entered into a letter of intent with an unaffiliated party for the acquisition of an interest in 15 fields located in the Williston Basin in North Dakota. The property consists of approximately 15,000 acres and 150 wells which are currently producing approximately 520 barrels of oil per day net to the seller’s interest. Pursuant to the letter of intent, Petro Resources will acquire fifty percent (50%) of the interest currently owned by the seller in the wells and acreage. The private entity selling the 50% interest is also the operator of the property. The parties intend for transaction to close, assuming satisfaction of certain conditions, on or before December 31, 2006.

In return for the 50% interest, Petro Resources will pay to the seller cash and Petro Resources common stock.  In addition, Petro Resources will be required to contribute development capital towards 100% of the mutually agreed upon joint capital costs of the existing secondary recovery and development program and in other joint participations over a three year period. For a period of 36 months from the closing, the seller will guarantee that Petro Resources’ share of gross production revenue from the property shall be not less than the financial equivalent of 300 barrels of oil per day.

The consummation of the transaction is subject to certain closing conditions, including the negotiation and execution of mutually agreeable definitive agreements, Petro Resources’ independent confirmation of reserves, production and operating expenses associated with the property and Petro Resources’ acquisition of $60 million of financing. Petro Resources is in discussions with certain financing sources for the provision of $60 million of financing; however as of the date of this report there are no agreements or understandings on the part of anyone to provide the required financing to Petro Resources.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

We are an independent oil and natural gas company engaged in the acquisition of leases, drilling and production of oil and natural gas in the United States.  We act as a non-operator, which means we do not directly manage exploration, drilling or development operations. Instead, we pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise. We believe that the domestic oil and gas exploratory prospects that best fit our finding and development cost objectives are located in the Gulf of Mexico, Texas, Louisiana, Colorado, Utah and Kentucky. We intend to pursue the acquisition of oil and prospects principally in these areas.

In July 2005, we acquired our initial properties and commenced drilling activities in November 2005. We currently hold 18 oil and gas properties in Texas, Louisiana, Colorado, Utah and Kentucky, representing an aggregate of 35,038 net acres of developed and undeveloped oil and gas leases. In addition, Hall-Houston Exploration II, L.P., in which we hold a 5.3% interest, has successfully drilled three wells in the Gulf of Mexico. In December 2005, we commenced production from our first oil and gas prospects and received our first revenues from oil and gas production in February 2006. As of the date of this report, we have not received significant revenue from oil and gas production.

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

In order to establish a presence in the Gulf of Mexico, in April 2006 we committed to purchase $8 million of limited partnership interests in Hall-Houston Exploration II, L.P., a newly formed oil and gas exploration and development partnership that intends to focus primarily offshore in the Gulf of Mexico. In April 2006, Hall-Houston Exploration II, L.P. received commitments for a total of $150 million from the sale of limited partnership interests. Our interest in Hall-Houston Exploration II, L. P. represents approximately 5.3% of all interests held by limited partners. The limited partnership commenced exploration activities in the third quarter of 2006.

Plan of Operations

We have developed an operating strategy that is based on our participation in exploration prospects as a non-operator. Based on that strategy, our plan of operations over the next 12 months and beyond is to acquire additional domestic oil and natural gas interests and the additional working capital necessary to acquire and development such properties. We intend to pursue the acquisition of domestic oil and natural gas interests, including prospects, leases, wells, mineral rights, working interests, royalty interests, overriding royalty interests, net profits interests, production payments, farm-ins, drill to earn arrangements, partnerships, easements, rights of way, licenses and permits, in the offshore Gulf of Mexico, onshore Texas, onshore Louisiana, Kentucky and several Western states. As a non-operator, we intend to pursue prospects in partnership with other companies with exploration, development and production expertise. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing.

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

Principal Oil and Gas Interests

During the quarter ended September 30, 2006, we participated in five wells that commenced drilling operations during the third quarter. Of the five, one has been temporarily abandoned pending future evaluation and three were plugged as non-commercial. The fifth well appears to be successful and is being completed in the fourth quarter. Other activities during the quarter included connecting and turning to sales three wells which had been drilled in previous quarters. In addition, two wells drilled in previous quarters are awaiting connections before we can realize natural gas revenues from them. One well is a natural gas well and the other is a well that is currently producing oil that will have the ability to produce and sell natural gas once we complete the gas pipeline connection. We expect to have these wells connected into the gas pipeline in the fourth quarter of 2006. During the quarter ended September 30, 2006, revenues from our seven producing properties totaled $37,528.

The following discussion is an update of, and should be read in conjunction with, the section “Business-Principal Oil and Gas Interests” included in the prospectus made part of the pre-effective amendment no. 2 to our registration statement on Form SB-2 filed with the SEC on July 14, 2006.

Williston Basin Acquisition. In October 2006, we entered into a letter of intent with an unaffiliated party for the acquisition of an interest in 15 fields located in the Williston Basin in North Dakota. The properties consist of approximately 15,000 acres and 150 wells which are currently producing approximately 520 barrels of oil per day net to the seller’s interest. Pursuant to the letter of intent, we will acquire fifty percent (50%) of the interest currently owned by the seller in the wells and acreage. The seller of the 50% interest is also the operator of the property. The parties intend for transaction to close, assuming satisfaction of certain conditions, on or before December 31, 2006.

The fields are secondary recovery water flood re-pressurization candidates and the operator plans to conduct re-pressurization and subsequent horizontal drilling operations to increase the production rates. Based on analog data and engineering studies, this acquisition could add as much as 9 million barrels of oil reserves net to our company.

As consideration for interest, we will pay to the seller cash and shares of our common stock. In addition, we will be required to contribute development capital towards 100% of the mutually agreed upon joint capital costs of the existing secondary recovery and development program and in other joint participations over a three year period. For a period of 36 months from the closing, the seller will guarantee that our share of gross production revenue from the property shall be not less than the financial equivalent of 300 barrels of oil per day.

The consummation of the transaction is subject to certain closing conditions, including the negotiation and execution of mutually agreeable definitive agreements, our independent confirmation of reserves, production and operating expenses associated with the property and our acquisition of $60 million of financing. We are in discussions with certain financing sources for the provision of $60 million of financing; however as of the date of this report there are no agreements or understandings on the part of anyone to provide the required financing to us.

New Albany Shale - “Boomerang Prospect”, Kentucky. In August 2006, we acquired a 10% working interest in an exploratory prospect in southwestern Kentucky at an acquisition cost of $339,368. This interest was acquired from Approach Resources, Inc., who also serves as the operator, and is known as our “New Albany Shale’ prospect. The prospect consists of approximately 72,000 gross acres located in the southwestern Kentucky region of the Illinois basin, and is prospective for natural gas from a horizon of shallow shale that is present at depths between 2,500 and 3,500 feet deep. Our working interest could be reduced by 1/3 to a 6.6667% working interest if a third party exercises a right to participate for up to 33% working interest after three initial test wells are drilled. We expect that the first three test wells will be drilled and cored before year end.

Frost National Bank Prospect - Live Oak County, Texas. The McLean #1 was a well re-entry project of an existing well bore that had shown possible natural gas reserves in the Middle Wilcox formation. During the third quarter the well was re-entered and fracture stimulated. The well was deemed to be non-commercial and has been abandoned. We had a 20.83% working interest in the prospect.

Hall-Houston Exploration Fund II L.P. The partnership commenced exploration activities in the third quarter of 2006, and as of the date of this report has successfully drilled three of five wells attempted in shallow State of Texas waters. These discoveries are in varying stages of completion and connection. Hall-Houston Exploration Fund II L.P. has advised us that it expect the first sales of natural gas from these discovery wells some time in early 2007. The partnership has also advised us that it expects to drill two to three more exploratory wells before the end of the fourth quarter. To date, we have funded $2,293,104 of our $8 million commitment to Hall-Houston Exploration Fund II L.P., including $1,333,200 funded since September 30, 2006. We do not expect any further capital calls before year end.

Palo Duro Basin. There has been no activity on this prospect to date. We expect to have an operational update meeting with the operator before year end. However, we do not expect the commencement of drilling until the third quarter of 2007. We are not obligated to fund any drilling in the first wells drilled in this prospect area.

South San Arroyo Gas Prospect, Utah. We funded the purchase of this prospect in July 2006 as planned. Annual rentals were paid on all subject leases. We do not anticipate any activity in this prospect area before year.

Southwest Texas Project. We have successfully drilled and completed two wells in this prospect during the third quarter.  We expect to drill two to three more wells in this prospect area before year end.

Davis Prospect - Anderson County, Texas. The Bartosh Unit #1 well was drilled in July 2006 to a depth of 5,207 feet to test the sub-Clarksville formation for possible natural gas production. The prospect well was deemed to be non-commercial and was plugged and abandoned. We had a 25% working interest position in the prospect.

Gemini Prospect, Louisiana. The Hilda Henry #1 well in this prospect was successfully completed and the well was connected and turned to sales in the third quarter. No further activity in this prospect is planned.

Leopard Branch Prospect. We drilled and completed the Mary Lyne #1 well in this prospect. The well was put on pump jack and turned to sales during the third quarter. No further activity in this prospect is planned.

Brazos Block 531 - Offshore, Texas. We participated for a 5% working interest in a 8,873 foot well to test multiple horizons in Brazos Block 531. The well was not deemed to be commercial and was subsequently plugged and abandoned.

Whitewater Prospect, Colorado.  We commenced drilling the Hamilton 33-3 well during the third quarter. The well tested natural gas and the well will be completed during the fourth quarter. We expect to drill up to six wells in this prospect before year end. Our interests in these wells have been fully funded by us and we do not expect to apply further working capital towards this prospect during the remainder of 2006.

Neches Town Site Prospect - Anderson County, Texas. The King Unit #1 well was drilled in September 2006 to a depth of 10,111 feet to test the Rodessa formation for natural gas and crude oil. The well was deemed to be non-commercial and was subsequently plugged and abandoned. We had a 25% working interest in the prospect.

Financial Condition

As of September 30, 2006, we had total assets of $11,978,377, including working capital of $6,835,568 and cash and cash equivalents of $6,874,868.

We believe that we have sufficient cash on hand to carry out our current level of operations over the next 12 months. However, in addition to the $60 million of financing needed by us to complete the acquisition of the Williston basin prospect, we believe that we will require up to $16 million of additional capital in order to fund our current commitments and plan of operations over the next 12 months. Of this $16million projected amount, up to $7.5 million would be employed towards our commitments in the New Albany Shale prospect, with the exact amount of capital required dependent on the level of success experienced on the initial exploratory wells. We also expect to be called upon to fund over the next 12 months up to $4 million of our commitment to Hall-Houston Exploration II, L. P. partnership.

We will seek to obtain the $60 million of capital required to acquire the Williston basin prospect through a combination of bank lines of credit and project financing secured by our interest in the prospect and, to a lesser extent, the sale or issuance of our equity securities. We will seek to obtain the $16 million of additional working capital to fund our current commitments and plan of operations over the next 12 months through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have no history of generating significant cash from oil and gas operations. Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms. If we are unable to access additional capital in significant amounts as needed, we may not be able to acquire the Williston basin prospect, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business.

Our liquidity over the next 12 to 24 months will be affected by our recent commitment to invest up to $8 million in Hall-Houston Exploration II, L. P. Pursuant to the limited partnership agreement, the limited partners of Hall-Houston Exploration II, L. P. are required to fund their investment in the partnership based on calls for capital made by the general partner from time to time. The general partner can issue a call for capital contributions at any time, and from time to time, over a three year period expiring in April 2009. At the present time, we have funded only $2,293,104 of our $8 million commitment, including $1,333,200 funded since September 30, 2006, and the general partner is unable to predict the timing and amount of the future calls for capital. We have assumed for purposes of planning and budgeting that up to 50% of our $8 million commitment will be called for during the next 12 months, which we consider to be a conservative estimate. We do not intend to set aside $8 million of cash on hand for purposes of fulfilling our capital commitment to the fund, and we intend to employ a significant amount of our presently available capital for the acquisition and development of other oil and gas prospects. There can be no assurance, however, of the timing or amounts of calls for capital by the general partner of Hall-Houston Exploration II, L. P. or that we will be able to fund our commitment in full at the time any commitment is required.

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

We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required. The business of oil and gas acquisition, drilling and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. We believe that our ability to achieve commercial success and our continued growth will be dependent on our continued access to capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. As noted above, we believe that we will require up to $16 million of additional capital in order to fund our current commitments and plan of operations over the next 12 months. In addition, we will require $60 million of financing in order to complete the acquisition of the Williston basin prospect. We will seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have no history of generating cash from oil and gas operations. Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms. If we are unable to access additional capital in significant amounts as needed, we may not be able to complete the acquisition of the Williston basin prospect, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price will be materially adversely affected.

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

The market for our stock is limited and may not provide investors with either liquidity or a market based valuation of our common stock. Our common stock is traded on the American Stock Exchange market under the symbol “PRC”. As of November 10, 2006, the last reported sale price of our common stock on the AMEX was $2.96 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Also, the present volume of trading in our common stock may not provide investors sufficient liquidity in the event they wish to sell their common shares. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general, and early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to develop a market for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

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

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2006. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PETRO RESOURCES CORPORATION

Date: November 13, 2006	/s/ Wayne P. Hall Wayne P. Hall,
Chief Executive Officer

Date: November 13, 2006	/s/ Allen R. McGee Allen R. McGee,
Chief Financial Officer