Form 10KSB
period 2006-12-31
PETRO RESOURCES CORP
filed 2007-04-02
CIK 1335190

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 333-132596

PETRO RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	86-0879278
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

5100 Westheimer, Suite 200, Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

(713) 968-9282
(Issuer’s telephone number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	American Stock Exchange
(Title of Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(b) of the Act:

None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $1,546,170

State the aggregate market value of common stock held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days: $38,297,541 ($3.00 per share as of March 29, 2007).

As of March 29, 2007, 22,821,972 shares of Petro Resources Corporation common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders for 2007 to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORM 10-KSB ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2006
PETRO RESOURCES CORPORATION

PART I

Item 1.  BUSINESS DESCRIPTION

Overview

Petro Resources Corporation and subsidiaries (“we”, “our” or “the Company”) is an independent oil and natural gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects in the United States. We act as a non-operator, which means we do not directly manage exploration, drilling or development operations. Instead, we pursue interests in oil and gas properties in joint ownership with oil and gas companies that have exploration, development and production expertise. It is our present intention to pursue the acquisition of oil and gas properties and prospects principally in the Gulf of Mexico, Texas, North Dakota, Louisiana, Kentucky, Colorado, Utah and other western states.

In July 2005, we acquired our initial interest in drilling prospects and commenced drilling activities in November 2005. In December 2005, we commenced production operations from our first oil and gas prospects and received our first revenues from oil and gas production in February 2006. As of March 15, 2007, we held interests in approximately 162 producing wells in Texas, Louisiana and North Dakota. We also have exploratory drilling prospects located in Texas, North Dakota, Colorado, Utah, Kentucky, and the Gulf of Mexico. At January 1, 2007, we had estimated reserves of approximately 10.4 million barrels of oil and 1.1 billion cubic feet of natural gas classified as proved producing, proved undeveloped or probable, excluding additional reserves attributable to our interest in the Gulf of Mexico through our limited partnership position with Hall-Houston Exploration II, L.P.

As of March 15, 2007, we held an aggregate of 141,364 gross acres and 33,345 net acres of undeveloped oil and gas leases and 17,639 gross acres and 6,644 net acres of developed oil and gas leases. In addition, we also hold a 5.3% partnership interest in Hall-Houston Exploration II L.P., which has successfully drilled eight wells in the Gulf of Mexico as of the date of this report.

During 2006 we began negotiations to acquire working interests in 15 producing oil fields and approximately 150 active producing wells located in the Williston Basin of North Dakota. These negotiations consummated in the successful acquisition of these properties in February 2007.

The acquisition on February 16, 2007 of the properties located in the Williston Basin of North Dakota significantly increased our oil reserves and leasehold acreage position and will significantly increase our monthly revenues. According to a reserve report prepared for us by Cawley Gillespie & Associates, Inc., these properties increased our reserves by approximately 1.06 million barrels of proved developed producing reserves (PDP); .0.34 million barrels of proved undeveloped reserves (PUD) and 9.0 million barrels of probable reserves, for a total of 10.4 million barrels across all classifications. In addition, the acquisition added approximately 15,000 gross developed acres and 6,300 net developed acres to our acreage position.

Further development of the North Dakota properties is a primary goal for us and we intend to continue to expand water flooding of existing fields and to drill new wells in fully re-pressurized fields to increase production during the course of 2007. During February 2007 we began drilling operations on one well which was successfully completed in March and at that time commenced producing at a rate in excess of 100 barrels of oil per day or approximately 40 barrels of oil per day net to our company. We intend to drill up to three additional wells during the first half of 2007 in fields that have been re-pressurized and up to three new wells in fields that are expected to reach full re-pressurization by the fourth quarter of 2007 or early 2008.

We are committed to a corporate strategy of participating in producing and undeveloped oil and gas properties and exploratory drilling as a non-operator. An oil and gas operator is the party that takes primary responsibility for management of the day-to-day exploration, development and production activity, either by carrying out those activities directly or by contracting with third parties for the provision of some or all of such services. Instead of engaging in active exploration, development and production operations, we focus primarily on the search for and analysis and acquisition of interests in oil and gas properties and drilling prospects. As a non-operator, we participate by taking working interests in these properties with an industry partner functioning as the operator, as we have done in the Williston Basin properties and in all the exploratory wells that have been drilled to date. We also purchase leases with the intent to sell a majority of the interest to an unaffiliated third party who will serve as the operator while we retain a working interest, as we did with the Palo Duro Basin acreage. We also participate by direct investment in partnerships or other vehicles engaged in exploration and production, as we did with our investment in Hall-Houston Exploration II, L. P.

As a non-operator we believe we are able to leverage off the recognized geological, geophysical, and operational expertise of operators in certain geological provinces without having to hire and maintain a large in-house staff with specific expertise in those various geological areas. We expect to bear only a small portion of the operator’s overall geological and geophysical costs and receive in turn the full value of the specialized expertise of the operator’s staff. We believe we are able to further leverage and diversify by partnering or participating with several highly respected operators in different areas of the country.

We invest primarily in domestic oil and natural gas interests, including producing properties, prospects, leases, wells, mineral rights, working interests, royalty interests, overriding royalty interests, net profits interests, production payments, farm-ins, drill to earn arrangements, partnerships, easements, rights of way, licenses and permits, in the Gulf of Mexico, Texas, North Dakota, Louisiana, Kentucky, Colorado, Utah and several western states. We also intend to produce and market production from our oil and gas interests and may enter into operating, product marketing, and other such arrangements in connection with such production and marketing.

Our common stock is traded on the American Stock Exchange under the ticker symbol “PRC.” Prior to August 28, 2006, our stock was quoted on the electronic pink sheets section of the OTC stock market under the symbol “PRCT.PK.”

Our Company

We were incorporated in June 1997 in the State of Delaware under the name Kid Kritter U.S.A., Inc. Kid Kritter U.S.A., Inc. ceased business operations in 1999. In 2003, we merged with a company focused on oil and gas properties in Russia. In late 2004, we terminated all activities in Russia and redirected our attention to oil and gas exploration and development in the United States. On April 1, 2005, we recruited a new management team and subsequently changed our name to Petro Resources Corporation.

Our Strategy

We are focused on an overall business strategy based upon our belief that in the oil and gas industry:

•	a major competitive advantage in the commodity-based oil and natural gas business is to be among the lowest cost producers; and

•	the exploration and production industry’s most significant value creation occurs through the drilling of successful exploratory wells or the enhancement of oil recovery in mature oil reservoirs.

To this end, our business strategy includes the following elements:

Participation in exploration prospects as a non-operator. We intend to pursue prospects in partnership with other companies with exploration, development and production expertise. We will participate as a non-operator and will evaluate each prospect based on its geological and geophysical merits and, in part, on the operator’s track record and resources.

Leasing of prospective acreage. In the course of our business, we may identify drilling opportunities that have not yet been leased. As such, we may take the initiative to lease prospective acreage and, in turn, sell all or any portion of the leased acreage to other companies that want to participate in the drilling and development of the prospect acreage. We have successfully executed such a leasing program in the Palo Duro Basin of Texas.

Negotiated acquisitions of properties. We may acquire producing properties based on our view of the pricing cycles of oil and natural gas and available exploitation opportunities of proved, probable and possible reserves. In February 2007, we acquired properties in the Williston Basin in North Dakota, which included 150 operating wells producing approximately 260 barrels of oil per day net to our interest as of the acquisition date.

Controlling general and administrative and geological and geophysical costs. Our goal is to be among the highest in the industry in revenue and profit per employee and among the lowest in general and administrative costs. We intend to maximize returns on capital by minimizing our executive salaries and up-front costs in seismic data, hardware, software, geological and geophysical overhead and prospect generation. We also intend to outsource our geological, geophysical, reservoir engineering and land functions, and partner with cost efficient operators whenever possible.

At the present time, we have four employees, including our three executive officers. We have developed an operating strategy that is based on our participation in oil and gas properties and drilling prospects as a non-operator.  We intend to employ the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We will also pursue alliances with third parties in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. As a non-operator, we intend to rely on unaffiliated third party operators to drill, produce and market our oil and natural gas. We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management.

Principal Oil and Gas Interests

Williston Basin Acquisition. On February 16, 2007, we acquired approximately 43% average working interest in 15 fields located in the Williston Basin in North Dakota. Pursuant to a Purchase and Sale Agreement dated December 11, 2006 between Eagle Operating Inc., of Kenmare, North Dakota, and our newly formed wholly-owned subsidiary, PRC Williston, LLC, a Delaware limited liability company, PRC Williston acquired 50% of Eagle Operating’s working interest in approximately 15,000 acres and 150 wells which are currently producing approximately 260 barrels of oil per day net to PRC Williston’s interest. Eagle Operating is the operator of the Williston Basin properties.

The Williston Basin properties are secondary recovery water flood re-pressurization candidates and Eagle Operating has already begun, and intends to continue, re-pressurization and subsequent horizontal drilling operations to increase the production rates. Based on engineering studies by Cawley, Gillespie & Associates, Inc. and analog data of other water flood projects in the Williston Basin, these properties represent of 1.06 million barrels of proved developed producing reserves (PDP); .339 million barrels of proved undeveloped reserves (PUD) and 8.998 million barrels of probable reserves, for a total of 10.397 million barrels across all classifications.

As consideration for the working interest, PRC Williston paid $10 million and we issued 3,144,655 shares of our common stock to Eagle Operating. In addition, PRC Williston has agreed to contribute up to $45 million in development capital towards 100% of the mutually agreed upon joint capital costs of the existing secondary recovery and development program and in other joint participations with Eagle Operating over a three year period. For a period of 36 months following the closing, Eagle Operating has guaranteed that PRC Williston’s share of gross monthly production revenue from the properties shall not be less than the financial equivalent of 300 barrels of oil per day multiplied by the number of days in a given month (the product referred to as the “production floor ”). In the event that our net share of gross production for any month is not at least equal to the production floor, Eagle Operating shall pay to us, in cash, an amount equal to the difference between the production floor and the actual net barrels to our interest multiplied by the average price of crude paid for the oil production from the properties for that month (the “production floor payment”). During the 36 month period, Eagle Operating shall be entitled to recover production floor payments previously made for any month in which our net share of oil production exceeds the production floor, by way of our cash payment not to exceed the amount by which of our net share of oil production exceeds the production floor (a “production floor reimbursement”). At the end of the 36 month period, we will be obligated to pay to Eagle Operating, in cash, the amount of cumulative production floor payments, net of any production floor reimbursements.

In connection with the acquisition, PRC Williston entered into a $75 million Credit Agreement dated February 16, 2007 with certain lenders, arranged by Petrobridge Investment Management LLC. Pursuant to the Credit Agreement, the lenders have agreed to initially loan PRC Williston $20,273,183 for purposes of financing the acquisition of its interest in the Williston Basin fields, including certain transaction costs and fees; its costs of drilling and development of oil and gas properties; and general working capital.  Any further advances under the credit facility are to be used to fund PRC Williston’s acquisition of additional oil and gas properties and costs of drilling and development, subject to certain conditions and the prior approval of the lenders.

All funds borrowed by PRC Williston under the credit facility bear interest at a rate equal to (x) the greater of the prime rate or 7.5%, plus (y) 2%, with interest payable monthly. The principal amount of advances outstanding under the credit facility are repayable monthly in an amount approximating 100% of PRC Williston’s cash on hand (from any source) less all permitted costs and expenses paid by PRC Williston for the monthly period.

PRC Williston’s obligations under the credit facility have been secured by its grant of a first priority security interest and mortgage on all assets of PRC Williston held now and in the future. Petro Resources Corporation has also guaranteed the performance of PRC Williston’s obligations under the credit facility and related agreements by way of a Guaranty and Pledge Agreement dated February 16, 2007. Pursuant to the Guaranty and Pledge Agreement, we have secured our guarantee by granting to the lenders a first priority security interest in our ownership interest in PRC Williston.

In connection with the acquisition, PRC Williston entered into equity participation agreements with two unaffiliated parties pursuant to which PRC Williston has agreed to pay to the two parties an aggregate of 12.5% of all distributions paid to the owners of PRC Williston, which at this time is 100% owned by Petro Resources Corporation. Under the Credit Agreement, we are required to make an equity contribution of at least $5 million to PRC Williston within 180 days of the close of the acquisition, the proceeds of which are to be used to pay down the principal under the credit facility. We have the right to make additional equity contributions beyond the required $5 million contribution. Any equity contributions by us will reduce the aggregate participation interest payable to the two parties by 0.50% for each $1 million equity contribution, but in no event will the aggregate participation interest payable be reduced below 7.5%. PRC Williston also granted each of the two parties a 2% of 8/8ths overriding royalty interest, proportionally reduced, in the oil and gas leases held by PRC Williston.

Hall-Houston Exploration II, L. P. In April 2006, in order to establish a presence in the Gulf of Mexico, we purchased a 5.3% limited partners interest in Hall-Houston Exploration II, L. P., an oil and gas exploration and development partnership that has operations focused primarily offshore in the Gulf of Mexico. The purchase of our limited partner interest in the partnership required that we commit to contribute up to $8 million to the capital of the partnership. In April 2006, Hall-Houston Exploration II, L.P. received commitments of $150 million from the sale of limited partner interests.

The partnership commenced exploration activities in the third quarter of 2006, and as of March 15, 2007, has successfully drilled eight wells in shallow State of Texas and offshore Louisiana waters. These discoveries are in varying stages of completion and connection. The general partner has advised us that it expects initial sales of natural gas from each of these discovery wells to occur over the first three quarters of 2007. The general partner has also advised us that it expects the partnership to drill two or three additional exploratory wells during 2007.

Hall-Houston Exploration II, L. P. is managed by Hall-Houston Exploration Partners, L.L.C. The president and chief financial officer of Hall-Houston Exploration Partners, L.L.C. are Gary L. Hall and Brad Bynum, both of whom presently serve on our board of directors. In addition, Gary L. Hall is the brother of our chief executive officer, Wayne P. Hall. Wayne P. Hall has no direct or indirect ownership interest in Hall-Houston Exploration Partners, L.L.C. or Hall-Houston Exploration II, L. P., except through his ownership interest in our company. We invested in Hall-Houston Exploration II, L. P. on the same terms as all other limited partner investors in the partnership.

Pursuant to the limited partnership agreement, the limited partners of Hall-Houston Exploration II, L. P. are required to fund their investment in the partnership based on calls for capital made by the general partner from time to time. The general partner is authorized to issue a call for capital contributions at any time, and from time to time, over a three year period expiring in April 2009. In the event that a limited partner is unable or unwilling to fund a capital call, the general partner may pursue one or more of the following remedies:

•	require the defaulting limited partner to pay interest on the unpaid capital contribution equal to the prime rate plus four percent;

•	exclude the defaulting limited partner from participating in any vote or consent of the limited partners; or

•
require the defaulting limited partner to sell its entire limited partnership interest to the other limited partners or the partnership, at the option of the other limited partners and the partnership, at a price equal to the lower of (i) 75% of the fair market value of such defaulting limited partner’s interest and (ii) 75% of the capital account balance of such defaulting limited partner.

As of March 15, 2007, we have been required to fund approximately $3.1 million of our $8 million commitment, and the general partner is unable to predict the timing and amount of the future calls for capital. We have assumed for purposes of planning and budgeting that we will be required to fund up to up to 40% of our $8 million commitment during the 12 month period beginning March 2007. We do not intend to set aside our remaining commitment of approximately $4.9 million for purposes of fulfilling our capital commitment obligations to the partnership, but intend to employ a significant portion of our presently available capital to acquire and develop other oil and gas properties and drilling prospects. There can be no assurance, however, of the timing or amounts of calls for capital by the general partner of Hall-Houston Exploration II, L. P. or that we will be able to fund our contribution to the capital of the partnership as required.

New Albany Shale - “Boomerang Prospect,” Kentucky. In August 2006, we acquired a 10% working interest in an exploratory prospect in southwestern Kentucky at an acquisition cost of $339,368. Our interest was acquired from Approach Resources, Inc., who also serves as the operator, and is known as our “New Albany Shale” prospect. The prospect consists of approximately 72,000 gross acres located in the southwestern Kentucky region of the Illinois basin, and is prospective for natural gas from a horizon of shallow shale that is present at depths between 2,500 and 3,500 feet deep. Our working interest could be reduced by 1/3 to a 6.6667% working interest if an unaffiliated third party exercises its right to participate for up to a 33% working interest after three initial test wells are drilled. The first three wells were drilled in the first quarter of 2007 and as of the date of this report, the wells were undergoing absorption testing and core analysis evaluation. The operator has informed us that it intends to drill up to six additional wells in this prospect during the remainder of 2007.

Southwest Texas “Ozona” Project. We have a 10% working interest in an exploratory prospect area in Crockett County, Texas with both oil and natural gas potential from two horizons, the Canyon and Ellenberger formations. The prospect is operated by Approach Resources, Inc. The prospect area consists of approximately 18,500 gross acres. As of March 15, 2007, four wells have been successfully drilled, completed and turned to sales. The operator has informed us that it intends to drill up to five additional wells in this prospect area during the remainder of 2007.

Hill #1 - Desoto Parish, Louisiana. During November 2006, we acquired a 10% working interest in a multi-lateral horizontal well located in DeSoto Parish, Louisiana. The well is operated by Silver Oak Operating, Inc. The well tested multiple producing fractures in the James Lime formation at approximately 6,000 feet total vertical depth. The well was completed in December 2006 and turned to sales on January 3, 2007 at a rate of approximately 3.2 million cubic feet per day.

South San Arroyo Gas Prospect, Utah. In June 2006, we acquired an 85% working interest in a 20,300 gross acre shallow natural gas and oil exploratory prospect located in eastern Utah, just to the west of Grand Junction, Colorado. Our purchase price was $1,927,835. We do not anticipate any activity in this prospect area in the near future.

Palo Duro Basin. In December 2005 and January 2006, we acquired leases covering approximately 33,000 gross and 23,800 net mineral acres in the Palo Duro Basin located in Floyd and Motley Counties, Texas. Four leases were acquired for acquisition costs and expenses of approximately $2,550,000. Two of the leases covering approximately 9,300 net acres have primary terms of five years, one lease covering approximately 13,750 net acres has a primary term of four years and one lease covering approximately 750 net acres has a primary term of three years.

In January 2006, we entered into a series of agreements with The Meridian Resource & Exploration LLC, an unaffiliated third party exploration and production company, covering the sale of a portion of our undivided interest in the acreage and the drilling and development of the acreage. Pursuant to the terms of the agreements, we sold 75% of our undivided leasehold interest in approximately 23,800 net mineral acres to Meridian in exchange for cash consideration of approximately $3,950,000. In addition, we entered into an exploration agreement with Meridian pursuant to which Meridian will act as operator of the acreage. The agreement provides for an area of mutual interest covering all of Motley and Floyd Counties, Texas. The agreement provides Meridian with the option of farming out our interest in 15 wells subject to a non-convertible overriding royalty interest retained by us.

We are not obligated to fund any drilling in the first wells drilled in this prospect area. There has been no activity on this prospect to date.

Leopard Branch Prospect, Texas. The Leopard Branch Prospect is an oil prospect located in Live Oak County, Texas designed to test the Queen City formation at a depth of approximately 6,500 feet. The prospect is operated by Bayou City Exploration. We have a 25% working interest in this prospect area. The Mary Lyne #1 well has been drilled and put on pump jack, and was turned to sales in the third quarter of 2006. No further activity in this prospect is planned.

Whitewater Prospect, Colorado. The Whitewater Prospect is a shallow natural gas prospect to be operated by River Oil and Gas of Houston, Texas. The prospect will test the Dakota “A” and “B” sands in an area southeast of Grand Junction, Colorado in Delta and Mesa counties. We have an 18.75% working interest in approximately 9,315 acres. We commenced drilling the Hamilton 33-3 well during the third quarter of 2006. The well tested natural gas and the well is an open hole completion. We drilled three additional locations within this prospect area with only marginal shows of natural gas from the subsequent three wells. The drilling results are currently being evaluated by the operator and working interest partners in order to determine if further drilling is warranted. In the event that we decide to terminate drilling of this prospect area, it is likely that these four well bores will be plugged and abandoned.

Davis Prospect - Anderson County, Texas. The Bartosh Unit #1 well was drilled in July 2006 to a depth of 5,207 feet to test the sub-Clarksville formation for possible natural gas production. The prospect was operated by Bayou City Exploration. The prospect well was deemed to be non-commercial and was plugged and abandoned. We had a 25% working interest position in the prospect.

Frost National Bank Prospect - Live Oak County, Texas. The McLean #1 was a well re-entry project of an existing well bore that had shown possible natural gas reserves in the Middle Wilcox formation. The prospect was operated by Bayou City Exploration. During the third quarter the well was re-entered and fracture stimulated. The well was deemed to be non-commercial and has been abandoned. We had a 20.83% working interest in the prospect.

Gemini Prospect, Louisiana. The Gemimi Prospect is a shallow Miocene natural gas prospect approximately 3,850 feet deep. The prospect is operated by Bayou City Exploration. It is located in Jefferson Davis Parish, Louisiana and drilling commenced on December 15, 2005. We have a 12.5% working interest in this prospect. The Hilda Henry #1 well was successfully completed and was connected and turned to sales in third quarter of 2006. In the fourth quarter of 2006, the well started showing production problems and in the first quarter of 2007 an attempt to correct the problem proved unsuccessful. The well is now temporarily abandoned.

Brazos Block 531 - Offshore, Texas. We participated for a 5% working interest in a 8,873 foot well to test multiple horizons in Brazos Block 531. The well was not deemed to be commercial and was subsequently plugged and abandoned. The prospect was operated by Apex Oil and Gas, Inc.

Neches Town Site Prospect - Anderson County, Texas. The King Unit #1 well was drilled in September 2006 to a depth of 10,111 feet to test the Rodessa formation for natural gas and crude oil. The prospect was operated by Bayou City Exploration. The well was deemed to be non-commercial and was subsequently plugged and abandoned. We had a 25% working interest in the prospect.

Acquisitions. We intend to continue pursuing selective acquisitions of interests in oil and gas properties, drilling prospects and leases. We will consider opportunities located in our current areas of operation as well as projects in other areas that meet our investment criteria.

Competition

We compete with numerous other companies in virtually all facets of our business. Our competitors in the exploration, development, acquisition and production business include major integrated oil and gas companies as well as numerous independents, including many that have significantly greater financial resources and in-house technical expertise than we do.

Marketing and Pricing

We derive revenue principally from the sale of oil and natural gas. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil and natural gas. We sell our oil and natural gas on the open market at prevailing market prices. The market price for oil and natural gas is dictated by supply and demand, and we cannot accurately predict or control the price we may receive for our oil and natural gas.

Our revenues, cash flows, profitability and future rate of growth depend substantially upon prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. Lower prices may also adversely affect the value of our reserves and make it uneconomical for us to commence or continue production levels of natural gas and crude oil.  Historically, the prices received for oil and natural gas have fluctuated widely. Among the factors that can cause these fluctuations are:

•	changes in global supply and demand for oil and natural gas;

•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;

•	the price and quantity of imports of foreign oil and natural gas;

•	acts of war or terrorism;

•	political conditions and events, including embargoes, affecting oil-producing activity;

•	the level of global oil and natural gas exploration and production activity;

•	the level of global oil and natural gas inventories;

•	weather conditions;

•	technological advances affecting energy consumption; and

•	the price and availability of alternative fuels.

We may enter into hedging arrangements to reduce our exposure to decreases in the prices of oil and natural gas. Hedging arrangements may expose us to risk of significant financial loss in some circumstances including circumstances where:

•	there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received;

•	our production and/or sales of natural gas are less than expected;

•	payments owed under derivative hedging contracts come due prior to receipt of the hedged month’s production revenue; or

•	the other party to the hedging contract defaults on its contract obligations.

In addition, hedging arrangements limit the benefit we would receive from increases in the prices for oil and natural gas. We cannot assure you that any hedging transactions we may enter into will adequately protect us from declines in the prices of oil and natural gas. On the other hand, we may choose not to engage in hedging transactions in the future. As a result, we may be more adversely affected by changes in oil and natural gas prices than our competitors who engage in hedging transactions.

In conjunction with our acquisition of the producing properties in North Dakota, we entered into hedging arrangements with Nexen Marketing USA, Inc., which is also the purchaser of the oil from these properties. The hedging arrangements are oil swaps priced against the monthly settlement price as posted by the New York Mercantile Exchange (“NYMEX”) for West Texas Intermediate Crude (“WTI”) beginning March 2007 and continuing for a period of 36 months. For the 12 months beginning March 2007, the daily volume hedged is 175 barrels of oil per day against a WTI settlement price of $63.71 per barrel. For the 12 month period beginning March 2008, the daily volume hedged is 100 barrels of oil per day against a WTI settlement price of $ $65.70 per barrel. For the 12 month period beginning March 2009, the daily volume hedged is 75 barrels per day against a WTI settlement price of $65.40 per barrel.

Government Regulations

General. Our operations covering the exploration, production and sale of oil and natural gas are subject to various types of federal, state and local laws and regulations. The failure to comply with these laws and regulations can result in substantial penalties. These laws and regulations materially impact our operations and can affect our profitability. However, we do not believe that these laws and regulations affect us in a manner significantly different than our competitors. Matters regulated include permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and unitization and pooling of properties, restoration of surface areas, plugging and abandonment of wells, requirements for the operation of wells, and taxation of production. At various times, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of oil and natural gas, these agencies have restricted the rates of flow of oil and natural gas wells below actual production capacity, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. Federal, state and local laws regulate production, handling, storage, transportation and disposal of oil and natural gas, by-products from oil and natural gas and other substances and materials produced or used in connection with oil and natural gas operations. While we believe we will be able to substantially comply with all applicable laws and regulations, the requirements of such laws and regulations are frequently changed. We cannot predict the ultimate cost of compliance with these requirements or their effect on our actual operations.

Federal Income Tax. Federal income tax laws significantly affect our operations. The principal provisions that affect us are those that permit us, subject to certain limitations, to deduct as incurred, rather than to capitalize and amortize, our domestic “intangible drilling and development costs” and to claim depletion on a portion of our domestic oil and natural gas properties based on 15% of our oil and natural gas gross income from such properties (up to an aggregate of 1,000 barrels per day of domestic crude oil and/or equivalent units of domestic natural gas).

Environmental Matters. The discharge of oil, gas or other pollutants into the air, soil or water may give rise to liabilities to the government and third parties and may require us to incur costs to remedy discharges. Natural gas, oil or other pollutants, including salt water brine, may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from pipelines or other gathering and transportation facilities, leakage from storage tanks and sudden discharges from damage or explosion at natural gas facilities of oil and gas wells. Discharged hydrocarbons may migrate through soil to water supplies or adjoining property, giving rise to additional liabilities.

A variety of federal and state laws and regulations govern the environmental aspects of natural gas and oil production, transportation and processing and may, in addition to other laws, impose liability in the event of discharges, whether or not accidental, failure to notify the proper authorities of a discharge, and other noncompliance with those laws. Compliance with such laws and regulations may increase the cost of oil and gas exploration, development and production, although we do not anticipate that compliance will have a material adverse effect on our capital expenditures or earnings. Failure to comply with the requirements of the applicable laws and regulations could subject us to substantial civil and/or criminal penalties and to the temporary or permanent curtailment or cessation of all or a portion of our operations.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund law,” imposes liability, regardless of fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a disposal site or sites where the release occurred and companies that dispose or arrange for disposal of the hazardous substances found at the time. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and severable liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We could be subject to liability under CERCLA because our jointly owned drilling and production activities generate relatively small amounts of liquid and solid waste that may be subject to classification as hazardous substances under CERCLA.

The Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

The Oil Pollution Act of 1990 (“OPA”) and regulations thereunder impose a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of federal safety, construction or operating regulations. Few defenses exist to the liability imposed by OPA. In addition, to the extent we acquire offshore leases and those operations affect state waters, we may be subject to additional state and local clean-up requirements or incur liability under state and local laws. OPA also imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill. We cannot predict whether the financial responsibility requirements under the OPA amendments will adversely restrict our proposed operations or impose substantial additional annual costs to us or otherwise materially adversely affect us. The impact, however, should not be any more adverse to us than it will be to other similarly situated owners or operators.

The Federal Water Pollution Control Act Amendments of 1972 and 1977 (“Clean Water Act”) imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the crude oil and natural gas industry into certain coastal and offshore waters. Further, the EPA has adopted regulations requiring certain crude oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of crude oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from crude oil and natural gas production. The Safe Drinking Water Act of 1974, as amended, establishes a regulatory framework for underground injection, with the main goal being the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells. In North Dakota, no underground injection may take place except as authorized by permit or rule. We currently own and operate various underground injection wells in that state. Failure to abide by our permits could subject us to civil and/or criminal enforcement. We believe that we are in compliance in all material respects with the requirements of applicable state underground injection control programs and our permits.

The Clean Air Act of 1963 and subsequent extensions and amendments, known collectively as the “Clean Air Act”, and state air pollution laws adopted to fulfill its mandate provide a framework for national, state and local efforts to protect air quality. Our operations utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. We believe that we are in compliance in all material respects with the requirements of applicable federal and state air pollution control laws.

There are numerous state laws and regulations in the states in which we operate which relate to the environmental aspects of our business. These state laws and regulations generally relate to requirements to remediate spills of deleterious substances associated with oil and gas activities, the conduct of salt water disposal operations, and the methods of plugging and abandonment of oil and gas wells which have been unproductive. Numerous state laws and regulations also relate to air and water quality.

We do not believe that our environmental risks will be materially different from those of comparable companies in the oil and gas industry. We believe our present activities substantially comply, in all material respects, with existing environmental laws and regulations. Nevertheless, we cannot assure you that environmental laws will not result in a curtailment of production or material increase in the cost of production, development or exploration or otherwise adversely affect our financial condition and results of operations. Although we maintain liability insurance coverage for liabilities from pollution, environmental risks generally are not fully insurable.

In addition, because we have acquired and may acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage, including historical contamination, caused by such former operators. Additional liabilities could also arise from continuing violations or contamination not discovered during our assessment of the acquired properties.

Federal Leases. For those operations on federal oil and gas leases, such operations must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various federal agencies. In addition, on federal lands in the United States, the Minerals Management Service ("MMS") prescribes or severely limits the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, MMS prohibits deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. Further, the MMS has been engaged in a process of promulgating new rules and procedures for determining the value of crude oil produced from federal lands for purposes of calculating royalties owed to the government. The natural gas and crude oil industry as a whole has resisted the proposed rules under an assumption that royalty burdens will substantially increase. We cannot predict what, if any, effect any new rule will have on our operations.

Other Laws and Regulations. Various laws and regulations often require permits for drilling wells and also cover spacing of wells, the prevention of waste of natural gas and oil including maintenance of certain gas/oil ratios, rates of production and other matters. The effect of these laws and regulations, as well as other regulations that could be promulgated by the jurisdictions in which we have production, could be to limit the number of wells that could be drilled on our properties and to limit the allowable production from the successful wells completed on our properties, thereby limiting our revenues.

Employees

We have four employees, including our three executive officers. For the foreseeable future, we intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services.

Item 1A. RISK FACTORS

CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING
 INFORMATION AND CERTAIN IMPORTANT FACTORS

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other of our representatives to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. As used in this Form 10-KSB, “we,” “us” and “our” refer to Petro Resources Corporation.

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

Risks Related to our Company

We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required. The business of oil and gas acquisition, drilling and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. We believe that our ability to achieve commercial success and our continued growth will be dependent on our continued access to capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. In February 2007, our subsidiary, PRC Williston, obtained a $75 million credit facility. The lenders have agreed to initially loan us $20 million to finance our acquisition of the Williston Basin properties and related costs and expenses, however any further advances are subject to the prior approval of the lenders, of which there can be no assurance. We believe that we will require up to $18.5 million of additional working capital, in addition to funds that may be made available under the credit facility to fund our expected capital commitments and proposed plan of operations over the next 12 months. We will seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, other than our credit facility, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have no history of generating cash from oil and gas operations. Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms. If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price will be materially adversely affected.

We do not have a significant operating history and, as a result, there is a limited amount of information about us on which to make an investment decision. We were incorporated in June 1997 to engage in the design and manufacturing of children’s apparel. We terminated that business line in 1999 and since then have been engaged in the pursuit of alternative lines of business. In late 2004, we began to focus our attention on oil and gas exploration and development in the United States. In April 2005, we commenced assembling our present management team. In July 2005, we acquired our initial exploratory drilling prospects and commenced drilling activities in November 2005. In December 2005, we commenced production from our first oil and gas prospects and received our first revenues from oil and gas production in February 2006. However, as of the date of this report, we have not received a material amount of revenue from oil and gas production. Our company has insignificant prior operating experience in the oil and gas industry. Accordingly, there is little operating history upon which to judge our current operations.

We do not act as an operator, which means we are entirely dependent on third parties for the exploration, development and production of our leasehold interests. An oil and gas operator is the party that takes primary responsibility for management of the day-to-day exploration, development and production activity relating to an oil and gas prospect. Our business plan is to acquire working interests in oil and gas properties with an industry partner functioning as the operator. To date, we have entered into agreements with various oil and gas operators on a project-by-project basis and we have no long term agreements with any operators that ensure us of their services as we may need them. Our reliance on third party operators for the exploration, development and production of our property interests subjects us to a number of risks, including:

•	the possibility that our inability to act as an operator may limit our ability to bid on and acquire desirable leasehold interests;

•	the possibility that quality operators may not be available to us as and when needed;

•	our inability to control the amount and timing of costs and expenses of exploration, development and production; and

•	the risk that we may not be able to properly control the timing and quality of work conducted with respect to our projects.

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

We have limited management and staff and will be dependent for the foreseeable future upon consultants and partnering arrangements. At the present time, we have four employees, including our three executive officers. We have developed an operating strategy that is based on our participation in producing properties and exploration prospects as a non-operator for the foreseeable future. We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Our dependence on third party consultants and service providers creates a number of risks, including but not limited to:

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

The loss of any of our executive officers could adversely affect us. We currently only have four employees, including our three executive officers. We are dependent on the extensive experience of our executive officers to implement our acquisition and growth strategy. The loss of the services of any of our executive officers could have a negative impact on our operations and our ability to implement our strategy. We do not maintain or plan to obtain any insurance against the loss of any of these individuals.

In addition to acquiring producing properties, we intend to also grow our business through the acquisition and development of exploratory oil and gas prospects, which is the riskiest method of establishing oil and gas reserves. In addition to acquiring producing properties, we intend to acquire, drill and develop exploratory oil and gas prospects that are profitable to produce.  Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial risk. The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded and can increase significantly when drilling costs rise. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages, and mechanical difficulties. Moreover, the successful drilling or completion of an exploratory oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. We cannot assure you that our exploration, exploitation and development activities will result in profitable operations. If we are unable to successfully acquire and develop exploratory oil and gas prospects, our results of operations, financial condition and stock price will be materially adversely affected.

Hedging transactions may limit our potential gains or result in losses. In order to manage our exposure to price risks in the marketing of our oil and natural gas, we may enter into oil and gas price hedging arrangements with respect to a portion of our expected production. For example, in conjunction with our acquisition of the producing properties in North Dakota, we entered into hedging arrangements priced against the monthly settlement price as posted by the NYMEX for West Texas Intermediate Crude with respect to 175 barrels of oil per day for the 12 month period beginning March 2007, 100 barrels of oil per day for the 12 month period beginning March 2008 and 75 barrels of oil per day for the 12 month period beginning March 2009. While these contracts are intended to reduce the effects of volatile oil and natural gas prices, they may also limit our potential gains if oil and natural gas prices were to rise substantially over the price established by the contract. In addition, such transactions may expose us to the risk of significant financial loss in certain circumstances, including instances in which:

•	there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received;

•	our production and/or sales of oil or natural gas are less than expected;

•	payments owed under derivative hedging contracts come due prior to receipt of the hedged month’s production revenue; or

•	the other party to the hedging contract defaults on its contract obligations.

We cannot assure you that any hedging transactions we may enter into will adequately protect us from declines in the prices of oil and natural gas. On the other hand, we may choose not to engage in hedging transactions in the future. As a result, we may be more adversely affected by changes in oil and natural gas prices than our competitors who engage in hedging transactions.

Any failure to meet our debt obligations would adversely affect our business and financial condition. In conjunction with our acquisition of the producing properties in North Dakota, PRC Williston LLC, our wholly-owned subsidiary, entered into a $75 million credit agreement on February 16, 2007, of which approximately $17.6 million was outstanding as of March 15, 2007. Funds borrowed under the new credit facility bear interest at a rate equal to (x) the greater of the prime rate or 7.5%, plus (y) 2%, with interest payable monthly. The principal amount of advances outstanding under the credit facility are repayable monthly in an amount approximating 100% of PRC Williston’s cash on hand (from any source) less all permitted costs and expenses paid by PRC Williston for the monthly period). Under the credit agreement, we are required to make an equity contribution of at least $5 million to PRC Williston within 180 days of the close of the acquisition, which occurred on February 16, 2007, the proceeds of which are to be used to pay down the principal under the credit facility.

PRC Williston’s ability to meet its debt obligations under the credit agreement will depend on the future performance of the North Dakota properties, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. PRC Williston’s failure to service its debt could result in a default under the credit agreement, which could materially adversely affect our business, financial condition and results of operations.

We have guaranteed the performance of PRC Williston’s obligations under the credit facility and have secured our guarantee by granting to the lenders a first priority security interest in our ownership interest in PRC Williston. If PRC Williston’s cash flow is not sufficient to service its debt, we may be required to perform our obligations under the guarantee which could have a negative impact on our ability to fund our other operations and we may be required to refinance the debt, sell assets or sell additional shares of common stock on terms that we do not find attractive.

The credit agreement obligates PRC Williston to comply with certain financial covenants calculated as of the last day of each fiscal quarter, including a minimum current ratio beginning with the quarter ending on June 30, 2007, a minimum interest coverage ratio and debt coverage ratios based on earnings and petroleum reserves, as such ratios are defined in the agreement. PRC Williston’s failure to comply with the financial and other restrictive covenants contained in the credit agreement could result in a default under the credit agreement, which could materially adversely affect our business, financial condition and results of operations.

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

If we are unable to fund our commitment to Hall-Houston Exploration II, L.P., we may be forced to sell our entire investment in the fund at a significant loss. Pursuant to the limited partnership agreement, we are required to fund our $8 million in the partnership based on calls for capital made by the general partner from time to time. The general partner is authorized to issue a call for capital contributions at any time, and from time to time, over a three year period expiring in April 2009. In the event we are unable or unwilling to fund a capital call, the general partner may, among other actions, require us to sell our entire limited partnership interest to the other limited partners or the partnership, at the option of the other limited partners and the partnership, at a price equal to the lower of (i) 75% of the fair market value of our interest and (ii) 75% of our capital account balance in the partnership. As of March 15, 2007, we have been required to fund $3.1 million of our $8 million commitment, and the general partner is unable to predict the timing and amount of the future calls for capital. We do not intend to set aside our remaining commitment of approximately $4.9 million for purposes of fulfilling our capital commitment obligations to the partnership, but intend to employ a significant portion of our presently available capital to acquire and develop other oil and gas properties. There can be no assurance, however, of the timing or amounts of calls for capital by the general partner of Hall-Houston Exploration II, L. P. or that we will be able to fund our commitment in full at the time any contribution to the capital of the partnership is required. If we are unable to fund a capital call when made, we may be forced to sell our entire investment in the partnership at a significant loss, in addition to being held liable for other damages to the partnership resulting from our breach of the partnership agreement.

Risks Relating to the Oil and Gas Industry

A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition, cash flow, liquidity or results of operations and our ability to meet our capital expenditure obligations and financial commitments and to implement our business strategy. Oil and natural gas are commodities and are subject to wide price fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production and the levels of our production depend on numerous factors beyond our control. These factors include the following:

•	changes in global supply and demand for oil and natural gas;

•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;

•	the price and quantity of imports of foreign oil and natural gas;

•	acts of war or terrorism;

•	political conditions and events, including embargoes, affecting oil-producing activity;

•	the level of global oil and natural gas exploration and production activity;

•	the level of global oil and natural gas inventories;

•	weather conditions;

•	technological advances affecting energy consumption; and

•	the price and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis but may also reduce the amount of oil and natural gas that we can produce economically. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

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

Acquisitions may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities. Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, future oil and gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the acquired properties which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We are generally not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties. As a result of these factors, we may not be able to acquire oil and gas properties that contain economically recoverable reserves or be able to complete such acquisitions on acceptable terms.

Our reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves. The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and the calculation of the present value of reserves shown in these reports.

In order to prepare reserve estimates in its reports, our independent petroleum consultant projected production rates and timing of development expenditures. Our independent petroleum consultant also analyzed available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary and may not be in our control. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reserves. In addition, our independent petroleum consultant may adjust estimates of proved reserves to reflect production history, drilling results, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities or quantities sufficient to meet our targeted rate of return. A prospect is a property in which we own an interest and have what we believe, based on available seismic and geological information, to be indications of oil or natural gas. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to be drilled to a prospect that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion cost or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analysis we perform using data from other wells, more fully explored prospects and/or producing fields will be useful in predicting the characteristics and potential reserves associated with our drilling prospects.

We are subject to numerous laws and regulations that can adversely affect the cost, manner or feasibility of doing business. Our operations are subject to extensive federal, state and local laws and regulations relating to the exploration, production and sale of oil and natural gas, and operating safety. Future laws or regulations, any adverse change in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may result in substantial penalties and harm to our business, results of operations and financial condition. We may be required to make large and unanticipated capital expenditures to comply with governmental regulations, such as:

•	land use restrictions;

•	lease permit restrictions;

•	drilling bonds and other financial responsibility requirements, such as plugging and abandonment bonds;

•	spacing of wells;

•	unitization and pooling of properties;

•	safety precautions;

•	operational reporting; and

•	taxation.

Under these laws and regulations, we could be liable for:

•	personal injuries;

•	property and natural resource damages;

•	well reclamation cost; and

•	governmental sanctions, such as fines and penalties.

Our operations could be significantly delayed or curtailed and our cost of operations could significantly increase as a result of regulatory requirements or restrictions. We are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. It is also possible that a portion of our oil and gas properties could be subject to eminent domain proceedings or other government takings for which we may not be adequately compensated. See Item 1 “Business—Government Regulations” for a more detailed description of our regulatory risks.

Our operations may incur substantial expenses and resulting liabilities from compliance with environmental laws and regulations. Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations:

•	require the acquisition of a permit before drilling commences;

•	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•	impose substantial liabilities for pollution resulting from our operations.

Failure to comply with these laws and regulations may result in:

•	the assessment of administrative, civil and criminal penalties;

•	incurrence of investigatory or remedial obligations; and

•	the imposition of injunctive relief.

Changes in environmental laws and regulations occur frequently and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to reach and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or if our operations met previous standards in the industry at the time they were performed. Our permits require that we report any incidents that cause or could cause environmental damages. See Item 1 “Business—Government Regulations” for a more detailed description of our environmental risks.

Risks Relating to our Common Stock

The market for our stock is limited and may not provide investors with either liquidity or a market based valuation of our common stock. Our common stock is traded on the American Stock Exchange market under the symbol “PRC”. As of March 29, 2007, the last reported sale price of our common stock on the AMEX was $3.00 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Also, the present volume of trading in our common stock may not provide investors sufficient liquidity in the event they wish to sell their common shares. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general, and early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to develop a market for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

The market price of our common stock could be adversely affected by sales of substantial amounts of our common stock in the public markets and the issuance of shares of common stock in future acquisitions. Sales of a substantial number of shares of our common stock by us or by other parties in the public market or the perception that such sales may occur could cause the market price of our common stock to decline. In addition, the sale of such shares in the public market could impair our ability to raise capital through the sale of common or preferred stock.

In addition, in the future, we may issue shares of our common stock in connection with acquisitions of assets or businesses. If we use our shares for this purpose, the issuances could have a dilutive effect on the value of your shares, depending on market conditions at the time of an acquisition, the price we pay, the value of the assets or business acquired and our success in exploiting the properties or integrating the businesses we acquire and other factors.

Item 2. DESCRIPTION OF PROPERTY

Company Location and Facilities

Our executive offices are located in Houston, Texas. We lease approximately 550 square feet on a month to month basis at the rate of $1,950 per month. We have entered into a new office lease and, on April 30, 2007, we will be relocating our executive offices to a larger facility located at 777 Post Oak Boulevard, Suite 910, Houston, Texas. The new lease is for a five year term, covers approximately 2,900 square feet and the initial monthly base rental is $4,827 for 2007 with the base rental escalating in annual increments to a monthly base rate of $5,430 in 2011.

Reserves

Our natural gas and crude oil reserves have been estimated as of December 31, 2006 by Cawley, Gillespie & Associates, Inc. Prior to 2006, our reserve amounts were insignificant. Natural gas and crude oil reserves, and the estimates of the present value of future net revenues there-from, were determined based on then current prices and costs.

There numerous uncertainties inherent in estimating quantities of proved reserves and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties becomes available.

The following table sets forth our estimated proved reserves as of December 31, 2006.

	Proved Reserved
	Developed	Undeveloped	Total
Crude Oil (Bbls)	7,900	0.0	7,900
Natural Gas (Boe)	6,833	12,516	19,349
Total proved reserves (Boe)	14,733	12,516	27,249

Since January 1, 2006, we have not filed nor have we been required to file with any federal authority or agency any reports of estimated oil or gas reserves.

Production, Average Sales Prices and Average Costs of Production

The following table sets forth certain information regarding production volumes, average sales prices and average costs of production for the two years ended December 31, 2006.

	2006	2005(1)
Production Volume:
Natural Gas (Mcf)	20,266	--
Oil and Natural Gas Liquids (Bbls)	67	--
		--
Average Sales Prices:
Natural Gas (per Mcf)	$5.89	--
Oil (Bbls)	$54.62	--

Costs of Production (per Bbl) (2)	$13.81	--
DD&A (per Bbl)	$76.19	--

(1) We had insignificant natural gas production and no oil production attributable to our working interests during the year ended December 31, 2005.

(2) Natural gas and crude oil were combined by converting natural gas Mcf’s to a barrel equivalent on the basis of six Mcf of natural gas equals one barrel of crude oil.

Drilling Activity

Information with regard to our drilling activities during the years ended December 31, 2006 and 2005 is set forth below.

	2006		2005
	Gross	Net	Gross	Net
Exploratory Wells:
Productive	9	.96542	3.1875
Non-Productive	12	2.14167	1.0625

Total	21	3.10709	4.25

Development Wells:	0	0	0	0

Total Wells
Productive	9	.96542	3.10
Non-Productive	12	2.14167	1.0625

As of March 15, 2007, we have participated in four additional prospects that began drilling operations in 2007. One well has been successfully completed while the remaining three are currently being evaluated for continuing development.

Acreage

The following table summarizes by state our developed and undeveloped acreage as of March 15, 2007. The term of the undeveloped leasehold acreage ranges from three to five years.

	Developed[1]		Undeveloped[2]
State	Gross[3]	Net[4]	Gross[3]	Net[4]

Texas	1,839	260	42,800	7,150
Louisiana	800	84	0	0
Utah	0	0	17,249	17,249
North Dakota	15,000	6,300	0	0
Colorado	0	0	9,315	1,747
Kentucky	0	0	72,000	7,200
Total	17,639	6,644	141,364	33,346

Productive Wells

The following table summarizes by geographic area our gross and net interests in producing oil and gas wells as of March 15, 2007. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are dually completed in more than one producing horizon are counted as one well.

	Gross Wells[3]		Net Wells[4]
State	Oil	Gas	Oil	Gas
North Dakota[5]	150	0	64.5	0
Texas	1	9.25		.7363
Louisiana	0	2	0.2250
Total	151	11	64.75	.9613

(1) Developed acreage is acreage spaced for or assignable to productive wells.

(2) Undeveloped acreage is oil and gas acreage on which wells have not been drilled or to which no proved reserves other than proved undeveloped reserves have been attributed.

(3) A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(4) A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions thereof.

(5) The productive wells reported in North Dakota were acquired on February 16, 2007 as described in “Item 1. Business Description - Principal Oil and Gas Interests - Williston Basin Acquisition”.

Our oil and natural gas drilling and production activities are subject to numerous risks, many of which are beyond our control. These risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, natural gas leaks, ruptures and discharges of toxic gases. In addition, title problems, weather conditions and mechanical difficulties or shortages or delays in delivery of drilling rigs and other equipment could negatively affect our operations. If any of these or other similar industry operating risks occur, we could have substantial losses. Substantial losses also may result from injury or loss of life, severe damage to or destruction of property, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with industry practice, we have obtained insurance against some, but not all, of the risks described above. However, we cannot assure you that the insurance obtained by us will be adequate to cover any losses or liabilities.

Present Activities

For additional information concerning our estimated proved reserves, the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2006 and 2005, and the changes in quantities and standardized measure of such reserves for each of the two years then ended, see Note 9 to our financial statements.

For a description of our present oil and gas operational activities, please see “Principal Oil and Gas Interests” in Part I, Item 1 of this report.

Item 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we or our properties are subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent Market Prices

Our common stock has traded on the American Stock Exchange since August 28, 2006 under the symbol “PRC.” Prior to certification for listing on the American Stock Exchange, our common shares were traded on the electronic pink sheets section of OTC market.

The following table shows the high and low sales prices of our common stock for the periods indicated.

	High	Low
2006:
First quarter	$5.75	$3.35
Second quarter	7.00	3.35
Third quarter	5.50	3.00
Fourth quarter	3.20	2.40

2005:
First quarter	$0.26	$0.20
Second quarter	1.30	0.25
Third quarter	1.38	1.01
Fourth quarter	4.40	1.16

On March 29, 2007, there were approximately 211 owners of record of our common stock. We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2006:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2006 Stock Incentive Plan	1,000,000	$3.80	500,000

Equity compensation plans not approved by security holders
None
Total	1,000,000	$3.80	500,000

Recent Sales of Unregistered Securities

In the first quarter of 2006, we conducted the private placement sale of 871,500 units of our securities at the offering price of $10.00 per unit. Each unit consisted of four shares of our common stock and one warrant to purchase an additional share of our common stock at an exercise price of $3.00 per share. The warrants have a term of five years from the date of issuance. These securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 thereunder. In connection with the placement, we engaged Energy Capital Solutions to act as placement agent. We paid Energy Capital Solutions a negotiated fee of $500,000 (representing approximately 5.7% of the gross proceeds) and also issued to Energy Capital Solutions 326,812 warrants to purchase one share of our common stock at an exercise price of $3.00 per share.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements included elsewhere in this Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in our “Risk Factors” described herein.

General

We are an independent oil and natural gas company engaged in the acquisition, drilling and production of oil and natural gas properties in the United States. We act as a non-operator, which means we do not directly manage exploration, drilling or development operations. Instead, we pursue interests in oil and gas properties in partnership with oil and gas companies that have exploration, development and production expertise. It is our present intention to pursue the acquisition of oil and gas properties principally in the Gulf of Mexico, Texas, North Dakota, Louisiana, Kentucky, Colorado, Utah and other western states.

In July 2005, we acquired our initial interest in drilling prospects and commenced drilling activities in November 2005. In December 2005, we commenced production operations from our first oil and gas prospects and received our first revenues from oil and gas production in February 2006. In February 2007, we acquired an approximately 43% average working interest in 15 fields and approximately 150 active producing wells located in the Williston Basin of North Dakota.

Since our commencement of domestic oil and natural gas operations in July 2005, we have been engaged in the acquisition of leases and raising of capital with which to fund lease acquisition and development. In February 2007, we acquired working interests in producing properties located in the Williston Basin in North Dakota. Our principal uses of capital consist of our acquisition of oil and natural gas properties and the costs of developing those properties. Since we do not act as an operator, we typically hold working interests in various projects which require us to pay our pro rata share of the costs of drilling, completing and producing from each project. We expect to derive revenue primarily from the sale of oil and natural gas from the properties in which we invest.

Results of Operations

We have developed an operating strategy that is based on our participation in oil and gas properties and prospects as a non-operator. Based on that strategy, our plan of operations is to acquire domestic oil and natural gas interests and obtain the additional working capital necessary to develop or enhance the production from such properties. In July 2005, we acquired our initial interest in drilling prospects and commenced drilling activities in November 2005. In December 2005, we commenced production operations from our first oil and gas prospects and received our first revenues from oil and gas production in February 2006. In February 2007, we acquired existing production which significantly increased our oil reserves, leasehold acreage position and monthly revenues.

During the 2006 fiscal year, we received revenues of $1,546,170, whereas we received no revenue in fiscal 2005. Revenue in fiscal 2006 consisted of $151,416 of revenue from oil and gas production and $1,394,753 of revenue from the gain on the sale of property. The gain on sale resulted from our sale of an undivided interest in the Palo Duro Basin acreage for cash consideration of approximately $3,950,000, net of our acquisition costs of $2,250,000.

We expect our revenue from oil and gas production to increase significantly in fiscal 2007 as a result of wells coming on line and our recent acquisition of producing properties. In February 2007, we acquired an approximately 43% average working interest in 15 fields and approximately 150 active producing wells located in the Williston Basin of North Dakota. The wells are currently producing approximately 260 barrels of oil per day net to our interest. For a period of 36 months from the closing, the operator has guaranteed that our share of gross production revenue from the property shall be not less than the financial equivalent of 300 barrels of oil per day.

Our plan of operations for the next 12 months is to pursue to the further development of the oil and gas prospects we have on hand, along with obtaining the working capital required to fund such development, and the acquisition of additional domestic oil and natural gas interests in the offshore Gulf of Mexico, onshore Texas, onshore Louisiana, and other western states.  As a non-operator, we intend to pursue prospects in partnership with other companies with exploration, development and production expertise. We will also pursue alliances with unaffiliated third parties in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing.

The business of oil and gas acquisition, drilling and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to acquire the additional capital required to finance the development of our current oil and gas prospects and the acquisition and development of additional properties. As explained under “Financial Condition” below, we believe that we will require up to $18.5 million of additional working capital, in addition to funds that may be made available under our existing credit facility, to fund our expected capital commitments and proposed plan of operations over the next 12 months. We will seek additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing.

We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. As a non-operator, we intend to rely on unaffiliated third party operators to drill, produce and market our natural gas and oil. We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management. Consequently, we do not expect any significant purchase or sale of plant or equipment, or significant change in the number of our employees, during the next 12 months.

Financial Condition and Liquidity

As of December 31, 2006, we had total assets of $10,947,581, including working capital of $4,169,980 and cash of $4,285,204.

We believe that we have sufficient cash on hand to carry out our current level of operations over the next 12 months. However, we believe that we will require up to $18.5 million of additional capital, in addition to funds that may be made available under our existing credit facility, in order to fund our current commitments and expected plan of operations over the next 12 months. This $18.5 million projected amount includes:

•
Up to $10 million of equity contributions to our operating subsidiary, PRC Williston, LLC. As described under “Item 1. Business Description - Principal Oil and Gas Interests - Williston Basin Acquisition” above, we are required under the terms of a credit facility to make an equity contribution of at least $5 million to PRC Williston, LLC within 180 days of the close of the acquisition and our contribution of additional equity will result in the reduction of the participation interest in the Williston Basin properties that we granted to two unaffiliated parties in connection with the acquisition.

•
Up to $4.9 million to be called upon to fund over the next 12 months our commitment to Hall-Houston Exploration II, L. P. Pursuant to the terms of the Hall-Houston Exploration II, L. P. limited partnership agreement, the limited partners are required to fund their investment in the partnership based on calls for capital made by the general partner from time to time. The general partner can issue a call for capital contributions at any time, and from time to time, over a three year period expiring in April 2009. At the present time, we have funded only $3.1 million of our $8 million commitment, and the general partner is unable to predict the timing and amount of the future calls for capital. We have assumed for purposes of planning and budgeting that up to $4.9 million of our remaining commitment will be called for during the next 12 months.

•	Up to $2.5 million for prospects that we have identified as possible projects.
•
Up to $1.1 million to be employed towards our interest in the New Albany Shale and Ozona prospects operated by Approach Resources, Inc. with the exact amount of capital required dependent on the level of success experienced on the initial exploratory wells.

We will seek to obtain the $18.5 million of additional working capital to fund our current commitments and plan of operations over the next 12 months through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. Although we have obtained a $75 million credit facility, on which we have received approvals to draw up to $20 million, the terms of the facility provide that additional borrowings can only be made for the acquisition of oil and gas properties and that any such additional borrowings are subject to the prior approval of the lenders, of which there can be no assurance. While we are engaged in discussion with various parties for the placement or sale of our securities, there can be no assurance we will be able to obtain access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

If we are unable to access additional capital in significant amounts as needed, we may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. Pursuant to the terms of the Hall-Houston Exploration II, L. P. limited partnership agreement, in the event we are unable or unwilling to fund a capital call, the general partner may, among other actions, require us to sell our entire limited partnership interest to the other limited partners or the partnership, at the option of the other limited partners and the partnership, a price equal to the lower of (i) 75% of the fair market value of our interest and (ii) 75% of our capital account balance in the partnership. Similar forfeiture penalties will apply if we are unable to fund our commitments on Williston Basin or other properties.

In connection with our acquisition of the Williston Basin properties, our wholly-owned subsidiary, PRC Williston, LLC, entered into a $75 million Credit Agreement dated February 16, 2007 with certain lenders, arranged by Petrobridge Investment Management LLC. Pursuant to the Credit Agreement, the lenders have initially agreed to loan PRC Williston $20,273,183 for purposes of financing the acquisition of its interest in the Williston Basin fields, including certain transaction costs and fees; its costs of drilling and development of oil and gas properties; and general working capital. As of March 15, 2007, we have drawn a total of $17,560,742 under the Credit Agreement. Any advances under the credit facility beyond the approved $20,273,183 are to be used to fund PRC Williston’s acquisition of additional oil and gas properties and costs of drilling and development, subject to certain conditions and the prior approval of the lenders.

All funds borrowed by PRC Williston under the credit facility bear interest at the rate equal to (x) the greater of the prime rate or 7.5%, plus (y) 2%, with interest payable monthly. The principal amount of advances outstanding under the credit facility are repayable monthly in an amount approximating 100% of PRC Williston’s cash on hand (from any source) less all permitted costs and expenses paid by PRC Williston for the monthly period. PRC Williston’s obligations under the credit facility have been secured by its grant of a first priority security interest and mortgage on all assets of PRC Williston held now and in the future. Petro Resources Corporation has also guaranteed the performance of PRC Williston’s obligations under the credit facility and related agreements by way of a Guaranty and Pledge Agreement dated February 16, 2007. Pursuant to the Guaranty and Pledge Agreement, we have secured our guarantee by granting to the lenders a first priority security interest in our ownership interest in PRC Williston, LLC. Any demand on us to perform our obligations under the guarantee could have a negative impact on our ability to fund our other operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Petro Resources Corporation
Houston, Texas

We have audited the accompanying balance sheets of Petro Resources Corporation (the “Company”), as of December 31, 2006 and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Petro Resources Corporation
Houston, Texas

We have audited the accompanying balance sheet of Petro Resources Corporation (a development stage company) (the "Company") as of December 31, 2005, and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements arc the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petro Resources Corporation as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Farber Hass Hurley & McEwen, LLP

Granada Hills, California
March 1, 2006

PETRO RESOURCES CORPORATION
BALANCE SHEET
December 31, 2006

Assets
Current assets
Cash and cash equivalents	$4,285,204
Accounts receivable and accrued revenue	91,344
Prepaids	11,602
Total current assets	4,388,150

Oil and natural gas properties, successful efforts accounting
Proved properties, net	527,958
Unproved	3,728,112
Net oil and gas properties	4,256,070

Other assets
Investment in partnership	2,293,104
Deposit	10,257
Total other assets	2,303,361

Total Assets	$10,947,581

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$216,870
Accrued expenses	1,300
Total current liabilities	218,170

Asset retirement obligation	30,653
Total liabilities	248,823

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
no shares issued	-
Common stock, $0.01 par value; 50,000,000 shares authorized,
19,677,317 shares issued and outstanding
as of December 31, 2006	196,773
Additional paid in capital	14,816,718
Accumulated deficit	(4,314,733)
Total shareholders' equity	10,698,758

Total Liabilities and Shareholders' Equity	$10,947,581

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2006	2005
Revenue
Oil and gas sales	$151,416	$-
Gain (loss) on sale of property	1,394,754	-
	1,546,170	-
Expenses
Lease operating expenses	55,172	-
Exploration	2,150,729	32,228
Impairment of oil & gas properties	614,770	-
Depreciation, depletion and accretion	304,396	263
General and administrative	2,602,632	188,384

Total expenses	5,727,699	220,875

Net loss from operations	(4,181,529)	(220,875)

Other income	282,544	-

Net loss to common stockholders	$(3,898,985)	$(220,875)

Earnings per share
Basic and diluted	$(0.20)	$(0.02)

Weighted average shares outstanding	19,201,991	10,683,000

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2006	2005
Cash flows from operating activities
Net loss	$(3,898,985)	$(220,875)
Adjustments to reconcile net income to net cash
used by operating activities
Depletion, depreciation and accretion	304,396	263
Impairment	614,770	-
Dry hole costs	2,141,907	-
Issuance of common stock and stock options for services	1,598,541	57,000
Gain on sale of property	(1,394,754)	-
Changes in operating assets and liabilities
Accounts receivable and accrued revenue	(91,344)	-
Prepaids	(11,602)	-
Accounts payable	77,726	12,000
Accrued expenses	(95,464)	96,764
Net cash applied to operating activities	(754,809)	(54,848)

Cash flows from investing activities
Capital expenditures	(8,240,421)	(1,428,219)
Deposits	(10,257)
Investment in partnership	(2,293,104)
Proceeds from sale of properties	3,953,785	-
Net cash applied to investing activities	(6,589,997)	(1,428,219)

Cash flows from financing activities
Issuance of common stock	8,715,000	5,334,300
Placement agents fee	(500,000)	(441,350)
Cash advances from Company CEO	-	95,754
Repayment of Company CEO advances	(2,500)	(93,254)
Contributed capital	-	3,000
Net cash from financing activities	8,212,500	4,898,450

Net increase in cash	867,694	3,415,383
Cash, beginning of period	3,417,510	2,127
Cash, end of period	$4,285,204	$3,417,510

Supplemental disclosure of cash flow information
Cash paid for interest	$4,020	$-
Cash paid for federal income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2006 & 2005

	Preferred Stock		Common Stock		Additional		Total
	Number		Number		Paid-in	Accumulated	Shareholders'
	of Shares	Total	of Shares	Total	Capital	Deficit	Equity

Balance, December 31, 2004	-	-	7,025,017	$70,250	$126,750	$(194,873)	$2,127

Shares issued for services	-	-	3,807,000	38,070	18,930	-	57,000
Contributed capital	-	-	-	-	3,000	-	3,000
Shares sold in private placement, net	-	-	5,334,300	53,343	4,839,607	-	4,892,950
Shares and warrants issued for working interest	-		25,000	250	49,750	-	50,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	(220,875)	(220,875)
Balance, December 31, 2005	-	-	16,191,317	161,913	5,038,037	(415,748)	4,784,202

Shares and warrants sold in private placement, net			3,486,000	34,860	8,180,140	-	8,215,000
Stock options issued to the board of directors					1,598,541		1,598,541
Net loss for the year ended December 31, 2006	-	-	-	-	-	(3,898,985)	(3,898,985)
Balance, December 31, 2006	-	-	19,677,317	$196,773	$14,816,718	$(4,314,733)	$10,698,758

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
Notes to Financial Statements

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

Petro Resources Corporation was incorporated in June 1997 in the State of Delaware under the name Kid Kritter USA, Inc. to engage in the design and manufacture of children’s apparel. Petro terminated that business in 1999. Petro changed its name to Primebuy International, Inc. in February 2002.

Effective May 6, 2003, Petro acquired all the outstanding shares of common stock of Russian Resources Corporation (“RRC”), a private company incorporated in Delaware on February 19, 2002, for 4,189,000 shares of Petro’s common stock, representing 61.4% of Petro’s outstanding shares after the merger. Although Petro acquired RRC, the shareholders of RRC held a majority of the voting interest and RRC management and board of directors assumed operational control of the combined enterprise. Accordingly, this merger was accounted for as a recapitalization, and the historical results of operations presented are those of RRC.

Petro changed its name to Russian Resources Group, Inc. in May 2003. During 2003 and 2004, Petro focused its attention on the analysis and due diligence of certain oil and gas properties in Russia.

In late 2004, Petro terminated all its activities in Russia and redirected its attention to oil and gas exploration and development in the United States. On April 1, 2005, Petro recruited a new management team. In June 2005, Petro changed its name to Petro Resources Corporation.

In February 2007, as more fully discussed in Note 9 below, Petro formed a wholly-owned subsidiary, PRC Williston, LLC, a Delaware limited liability company, for the purpose of acquiring working interests in crude oil and natural gas producing properties

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary significantly from those estimates under different assumptions and conditions.

Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company’s financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

Successful Efforts Accounting

Petro uses the successful efforts method of accounting for crude oil and natural gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves on a field basis. Unproved leasehold costs are capitalized pending the results of exploration efforts. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are charged to expense when incurred.

Valuation of Property and Equipment

Petro accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company’s long-lived assets, including its oil and gas properties, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred.  An impairment charge to current operations is recognized when the estimated undiscounted future net cash flows of the asset are less than its carrying value. Any such impairment is recognized based on the differences in the carrying value and estimated fair value of the impaired asset.

SFAS 144 provides for future revenue from the Company’s oil and gas production to be estimated based upon prices at which management reasonably estimates such products will be sold. These estimates of future product prices may differ from current market prices of oil and gas. Any downward revisions to management’s estimates of future production or product prices could result in an impairment of the Company’s oil and gas properties in subsequent periods.

The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. Due to the regularly scheduled impairment reviews by management, Petro recognized a non-cash, pre-tax charge against earnings of $614,770 for the year ended December 31, 2006.

Income Taxes

Petro uses the asset liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and highly liquid debt securities that have original maturities of three months or less.

Cost Method

Under the guidance of Emerging Issues Task Force D-46, Accounting for Limited Partnership Investments Petro uses the cost method to account for its limited partnership and membership interest that represent an ownership interest that exceeds 5% of the applicable entity, but is less than 50% of the applicable entity. Under the cost method of accounting, Petro’s investment is stated at the original investment amount and increased or decreased by subsequent investments or distributions. During fiscal year 2006, as more fully described in Note 4, Petro accounted for its investment in Hall-Houston Exploration II, L.P. under the cost method of accounting.

Share Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“FAS 123R”). Petro adopted the disclosure requirements of FAS 123R as of January 1, 2006 using the modified prospective transition method approach as allowed under FAS 123R. FAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.

Loss per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. For the years ended December 31, 2006 and 2005, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

	2006	2005
Weighted average shares used to compute basic and diluted net loss per common share	19,201,991	10,683,000
Securities convertible into shares of common stock not used because the effect would be anti-dilutive
Stock options under the 2006 Stock Incentive Plan	1,000,000	-
Warrants outstanding	6,248,971	5,800,650
Total	7,248,971	5,800,650

Recently Issued Accounting Pronouncements.

Petro does not expect that the adoption of recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flows.

Reclassification of Prior-Year Balances

Certain prior-year balances in the consolidated statements of cash flows have been reclassified to correspond with current-year classifications.

NOTE 3 - SHARE BASED COMPENSATION

In March 2006, Petro Resources adopted the 2006 Stock Incentive Plan. Under the Plan, options may be granted to key employees and other persons who contribute to the success of Petro. Petro Resources has reserved 1,500,000 shares of common stock for the Plan. No options were exercised during the year ended December 31, 2006.

Petro accounts for stock based compensation arrangements in accordance with the provisions of  SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Petro has implemented SFAS 123R effective January 1, 2006.

During the year ended December 31, 2006, Petro added five new members to its Board of Directors and granted each of them 200,000 options to purchase Petro’s common stock at $3.80 per share. These options vest one fourth immediately and one fourth on each of the next three March 1 anniversaries. The options were valued using the Black-Scholes model with the following assumptions: stock price between $3.80 and $5.50 (the selling price of the stock on the grant date); $3.80 exercise price; 108% volatility; five-year term; zero dividend; and discount rate between 4.63% and 4.99%. During the year ended December 31, 2006, Petro Resources recognized stock compensation expense of $1,598,541 to amortize the cost of these options over the applicable service period.

A summary of option activity as of December 31, 2006, and changes during the year then ended is presented below:

Options	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2006	-	$-
Granted	1,000,000	3.80
Exercised, forfeited, or expired	-	-
Outstanding at December 31, 2006	1,000,000	$3.80
Exercisable at December 31, 2006	250,000	$3.80

A summary of Petro Resources non-vested shares as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

Non-vested Shares	Shares
Non-vested at January 1, 2006	-
Granted	1,000,000
Vested	(250,000)
Forfeited	-

Non-vested at December 31, 2006	750,000

As of December 31, 2006, there was $2,056,264 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.25 years.

NOTE 4 - INVESTMENT IN LIMITED PARTNERSHIP

In April 2006, Petro Resources agreed to purchase up to $8 million of limited partnership interests in Hall-Houston Exploration II, L.P., a newly formed oil and gas exploration and development partnership that intends to focus primarily offshore in the Gulf of Mexico.  In April 2006, Hall-Houston Exploration II, L.P. received commitments for a total of $150 million from the sale of limited partnership interests.  Petro Resources’ interest in Hall-Houston Exploration II, L. P. represents approximately 5.3% of all interests held by limited partners.  The limited partnership commenced exploration activities in the third quarter of 2006.  Pursuant to the limited partnership agreement, the limited partners of Hall-Houston Exploration II, L. P. are required to fund their investment in the partnership based on calls for capital made by the general partner from time to time.  The general partner can issue a call for capital contributions at any time, and from time to time, over a three year period expiring in April 2009.  As of December 31, 2006, Petro Resources had funded $2,293,104 of its $8 million commitment. In March 2007, Petro Resources funded an additional $799,920 to Hall-Houston Exploration II, L.P.

NOTE 5 - ASSET RETIREMENT OBLIGATIONS

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

The following is a reconciliation of Petro’s asset retirement obligation:

	2006	2005
Asset retirement obligation at beginning of period	$10,337	$-
Liabilities incurred	21,751	10,286
Liabilities settled	(2,199)	0
Accretion expense	965	51
Revisions in estimated liabilities	(201)	-
Asset retirement obligation at end of period	$30,653	$10,337

NOTE 6 - SHAREHOLDERS’ EQUITY

In the first quarter of 2006, Petro conducted the private placement sale of 871,500 units of its securities at the offering price of $10.00 per unit.  Each unit consisted of four shares of common stock and one warrant to purchase an additional share of common stock at an exercise price of $3.00 per share.  The warrants have a term of five years from the date of issuance.  In connection with the placement, Petro engaged Energy Capital Solutions, LP, of Houston, Texas, to act as placement agent.  Petro paid Energy Capital Solutions a negotiated fee of $500,000 in lieu of sales commissions and also issued to Energy Capital Solutions 326,812 warrants to purchase an equal number of shares of Petro's common stock at an exercise price of $3.00 per share. The net proceeds of $8,215,000 were allocated to the common stock and the warrants based on their relative fair values of $6,403,000 and $1,812,000, respectively.

In the fourth quarter of 2005, Petro conducted the private placement sale of 5,334,300 units of its securities at the offering price of $1.00 per unit. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $2.00 per share. The gross proceeds of $5,334,300 were reduced by $441,350 paid in cash to selling agents, resulting in net proceeds of $4,892,950.

In addition, Petro issued 25,000 shares of its common stock and 25,000 warrants valued in the aggregate at $50,000 as partial consideration for a working interest in an oil and gas property. Petro valued each share at $1 and the warrants at $25,000 using the Black-Scholes model with the following assumptions: $1 stock price of the 2005 private placement; $2 exercise price; 300% volatility; five-year term; zero dividend; and 4.525% discount rate.

Effective April 1, 2005, Petro issued 3,807,000 shares of its common stock, valued at $0.015 per share and representing approximately one third of all outstanding shares, to a group headed by Wayne Hall, Petro’s new CEO, as an inducement to join Petro and implement a business plan focused on domestic oil and gas exploration.

NOTE 7 - INCOME TAXES

Reconciliation between the actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate to income from continuing operations before income taxes is as follows:

	2006	2005
Computed at U.S. statutory rate at 15%	$(584,848)	$(33,131)
Permanent differences	239,781	127
Changes in valuation allowance	345,067	33,004
Total	$0	$0

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below.

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$345,067	$80,192

Less valuation allowance	(345,067)	(62,235)
	0	17,957

Deferred tax liabilities:
Oil and gas properties:	0	17,957
	$0	$0

At December 31, 2006, Petro had net operating loss carryforwards for federal income tax purposes of approximately $3,260,000 that may be offset against future taxable income. Petro has established a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. To the extent not utilized, the net operating loss carryforwards will expire in 2026.

NOTE 8 - SUBSEQUENT EVENTS

Williston Basin Acquisition

On February 16, 2007, Petro closed on the acquisition of an approximate 43% average working interest in 15 fields located in the Williston Basin in North Dakota. Pursuant to a Purchase and Sale Agreement dated December 11, 2006 between Eagle Operating Inc., of Kenmare, North Dakota, and our newly formed wholly-owned subsidiary, PRC Williston, LLC, a Delaware limited liability company, PRC Williston acquired 50% of Eagle Operating’s working interest in approximately 15,000 acres and 150 wells which are currently producing approximately 260 barrels of oil per day net to PRC Williston’s interest. Eagle Operating is the operator of the Williston Basin properties.

As consideration for the working interest, PRC Williston paid $10 million and Petro issued 3,144,655 shares of its common stock to Eagle Operating. In addition, PRC Williston has agreed to contribute development capital towards 100% of the mutually agreed upon joint capital costs of the existing secondary recovery and development program and in other joint participations with Eagle Operating over a three year period not to exceed $45 million. For a period of 36 months from the closing, Eagle Operating has guaranteed that PRC Williston’s share of gross monthly production revenue from the property shall be not less than the financial equivalent of 300 barrels of oil per day multiplied by the number of days in a given month (the product referred to as the “production floor ”). In the event that PRC Williston’s net share of gross production for any month is not at least equal to the production floor, Eagle Operating shall pay to PRC Williston, in cash, an amount equal to the difference between the production floor and the actual net barrels to PRC Williston’s interest multiplied by the average price of crude paid for the oil production from the properties for that month (the “production floor payment”). During the 36 month period, Eagle Operating shall be entitled to recover production floor payments previously made for any month in which PRC Williston’s net share of oil production exceeds the production floor, by way of PRC Williston’s cash payment not to exceed the amount by which of its net share of oil production exceeds the production floor (a “production floor reimbursement”). At the end of the 36 month period, PRC Williston will be obligated to pay to Eagle Operating, in cash, the amount of cumulative production floor payments, net of any production floor reimbursements.

In connection with the acquisition, PRC Williston entered into a $75 million Credit Agreement dated February 16, 2007 with certain lenders, arranged by Petrobridge Investment Management LLC. Pursuant to the Credit Agreement, the lenders have agreed to initially loan PRC Williston $20,273,183 for purposes of financing the acquisition of its interest in the Williston Basin fields, including certain transaction costs and fees; its costs of drilling and development of oil and gas properties; and general working capital.  Any further advances under the credit facility are to be used to fund PRC Williston’s acquisition of additional oil and gas properties and costs of drilling and development, subject to certain conditions and the prior approval of the lenders.

All funds borrowed by PRC Williston under the credit facility shall bear interest at the rate equal to (x) the greater of the prime rate or 7.5%, plus (y) 2%, with interest payable monthly. The principal amount of advances outstanding under the credit facility are repayable monthly in an amount approximating 100% of PRC Williston’s cash on hand (from any source) less all permitted costs and expenses paid by PRC Williston for the monthly period.

PRC Williston’s obligations under the credit facility have been secured by its grant of a first priority security interest and mortgage on all assets of PRC Williston held now and in the future. Petro Resources Corporation has also guaranteed the performance of PRC Williston’s obligations under the credit facility and related agreements by way of a Guaranty and Pledge Agreement dated February 16, 2007. Pursuant to the Guaranty and Pledge Agreement, Petro have secured its guarantee by granting to the lenders a first priority security interest in its ownership interest in PRC Williston.

Hedging Arrangement

In conjunction with Petro’s acquisition of the producing properties in North Dakota, Petro entered into hedging arrangements with Nexen Marketing USA, Inc., which is also the purchaser of the oil from these properties. The hedging arrangements are oil swaps priced against the monthly settlement price as posted by the New York Mercantile Exchange (“NYMEX”) for West Texas Intermediate Crude (“WTI”) beginning March 2007 and continuing for a period of 36 months. For the 12 months beginning March 2007 the daily volume hedged is 175 barrels of oil per day against a WTI settlement price of $63.71 per barrel. For the 12 month period beginning March 2008, the daily volume hedged is 100 barrels of oil per day against a WTI settlement price of $ $65.70 per barrel. For the 12 month period beginning March 2009, the daily volume hedged is 75 barrels per day against a WTI settlement price of $65.40 per barrel.

NOTE 9 - SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, related to Petro’s oil and gas production, exploration and development activities:

	2006	2005
Unproved oil and gas properties	$3,728,112	$1,488,505
Proved oil and gas properties	1,446,326	0
	5,174,438	1,488,505
Accumulated depletion, depreciation and impairment	(918,368)	(212)
	$4,256,070	$1,488,293

The following table sets forth the costs incurred in oil and gas property acquisition, exploration, and development activities.

	2006	2005
Purchase of non-producing leases	$5,746,260	$845,743
Exploration costs	2,438,180	664,704
Development costs	183,126	0
Asset retirement obligation	21,751	10,286
	$8,389,317	$1,520,733

The following table sets forth revenue and direct cost information relating to Petro’s oil and gas exploration and production activities.

	2006	2005
Oil and gas revenue	$151,416	$0
Gain on sale of oil and gas properties	1,394,754	0
	1,546,170	0

Operating costs
Production	55,172	0
Exploration	2,150,729	32,228
Impairment	614,770	0
Depreciation, depletion and accretion	304,396	263
Income tax	0	0
	3,125,067	32,491

	$(1,578,897)	$(32,491)

Oil and Gas Reserve Information

Proved oil and gas reserve quantities are based on estimates prepared by Cawley, Gillespie & Associates, Inc., Petro’s engineers. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data only represent estimates and should not be construed as being exact.

Total Proved Reserves

	Crude oil and Condensate (Thousand of Barrels)	Natural Gas (Millions of Cubic Feet)
Balance December 31, 2005	0	0
Extensions, discoveries and other additions	8.4	136.4
Production	(0.5)	(20.3)
Balance December 31, 2006	7.9	116.1

As of December 31, 2006, on a barrel of equivalent basis, 46 percent of our estimated reserves, were classified as proved undeveloped. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data.

Future Net Cash Flows

Future cash inflows are based on year-end oil and gas prices except in those instances where future natural gas or oil sales are covered by physical contract terms providing for higher or lower amounts. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

The following table sets forth unaudited information concerning future net cash flows for oil and gas reserves, net of income tax expense. Income tax expense has been computed using expected future tax rates and giving effect to tax deductions and credits available, under current laws, and which relate to oil and gas producing activities. This information does not purport to present the fair market value of Petro’s oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used.

Cash inflows	$1,047,053
Production costs	(342,659)
Development costs	0
Income tax expense	0
10 percent discount rate	(124,558)
Discounted future net cash flows	$579,836

Changes in Standardized Measure of Discounted Future Cash Flows

2006
Balance January 1, 2006	$0
Sales of oil and gas produced, net	(96,244)
Extensions, discoveries and other additions	676,080
Balance December 31, 2006	$579,836

Item 8.	CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 13, 2006, the Audit Committee of our Board of Directors approved a change in auditors. The Audit Committee approved the dismissal of Farber Hass Hurley & McEwen, LLP as the Company’s independent public accountants and the selection of Malone & Bailey, PC as their replacement.

Farber Hass Hurley & McEwen, LLP’s report on the financial statements of the Company as of December 31, 2005 and for the two years ended December 31, 2005 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, procedure or accounting principles.

During the Company’s two most recent fiscal years ended December 31, 2005 and 2004 and the subsequent interim period through October 13, 2006, there were no disagreements between the Company and Farber Hass Hurley & McEwen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Farber Hass Hurley & McEwen, LLP’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company’s financial statements for such years; and there were no reportable events as described in Item 304(iv)(B) of Regulation S-B. The Company provided Farber Hass Hurley & McEwen, LLP with a copy of the foregoing disclosures and has authorized them to respond fully to the inquiries of the successor accountant concerning the subject matter thereof.

In addition, during the Company’s two most recent fiscal years ended December 31, 2005 and 2004 and the subsequent interim period through October 13, 2006, the Company did not consult with Malone & Bailey, PC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events as set forth in Item 304 of Regulation S-B.

Item 8A. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer have reviewed and continue to evaluate the effectiveness of our controls and procedures over financial reporting and disclosure (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our controls and procedures over financial reporting and disclosure, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In the first quarter of 2007, we became aware that we improperly applied FAS 123R in valuing common stock options granted by our board of directors in March and April 2006. Our improper application of FAS 123R resulted in the incorrect calculation for option expenses as reported in our quarterly reports on Form 10-QSB for the quarterly periods ended June 30, 2006 and September 30, 2006. We believe that the incorrect accounting was not discovered until preparation of this annual report, in part, due to our limited accounting staff, which limits the number of qualified accounting personnel involved in the preparation and review of our financial statements. We have taken the following steps to remediate these deficiencies as follows:

•	we have modified our accounting procedures for valuing common stock options to comply with FAS 123R ;
•	we will file amendments to the above referenced quarterly reports to correct the improper accounting; and
•	we will accelerate our search for additional qualified accounting personnel.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2006 as a result of the improper accounting for option expenses under FAS 123R, as described above. There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Except as set forth below, the information required by Items 10 through 14 is set forth under the captions “Election of Directors,” “Management,” “Executive Compensation,” “Principal Stockholders” and “Certain Transactions” in Petro Resources Corporation’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which sections are incorporated herein by reference as if set forth in full.

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Except as set forth below, the information required by this Item is incorporated by reference to our definitive proxy statement.

Code of Ethics

We have adopted a Code of Conduct that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), and have posted the text of the policy on our website (www.petroresourcescorp.com). If we make any substantive amendments to our Code of Conduct or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer and Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 10. EXECUTIVE COMPENSATION

Except as provided below, the information required by this Item is incorporated by reference to our definitive proxy statement.

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5, Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities” above in this Annual Report.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement.

Item 13. EXHIBITS

(a) Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation of the Registrant, as amended

3.2 (1)	Amended and Restated Bylaws of the Registrant

3.3 (2)	Amendment to Bylaws of the Registrant

10.19 (1)	Form of Registration Rights Agreement dated August 1, 2005

10.2 (1)	Form of Warrant sold as part of August 2005 private placement

10.3 (1)	Lease Purchase Agreement dated January 10, 2006 between Registrant and The Meridian Resource & Exploration, LLC

10.4 (1)	2006 Stock Incentive Plan*

10.5 (1)	Form of Registration Rights Agreement dated February 17, 2006

10.6 (1)	Form of Warrant sold as part of February 2006 private placement

10.7 (2)	Subscription Agreement for Hall-Houston Exploration II, L.P.

10.8 (2)	Amended and Restated Agreement of Limited Partnership dated as of April 21, 2006 for Hall-Houston Exploration II, L.P.

10.9	Purchase and Sale Agreement dated December 11, 2006 with Eagle Operating, Inc.

10.10	Credit Agreement dated February 16, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

10.11	Security Agreement dated February 16, 2007 Between PRC Williston, LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

10.12	Guaranty and Pledge Agreement dated February 16, 2007 between Petro Resources Corporation and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

10.13	Operating Agreement of PRC Williston, LLC

10.14	Lease dated September 30, 2006 with Gateway Ridgecrest Inc.

16.1 (3)	Letter from Farber Hass Hurley and McEwen, LLP

21.1(1)	List of Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The referenced exhibit is a management contract, compensatory plan or arrangement.

(1)	Incorporated by reference from Petro Resource Corporation’s Form SB-2 filed on March 21, 2006.

(2)	Incorporated by reference from Petro Resource Corporation’s Form SB-2/A filed on June 9, 2006.

(3)	Incorporated by reference from Petro Resource Corporation’s current report on Form 8-K filed October 19, 2006.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RESOURCES CORPORATION

Date: April 1, 2007	By:	/s/ Wayne P. Hall

Wayne P. Hall Chairman of the Board and Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wayne P. Hall	Chairman of the Board and	April 1, 2007
Wayne P. Hall	Chief Executive Officer
(Principal Executive Officer)

/s/ Donald L. Kirkendall	Director and President	April 1, 2007
Donald L. Kirkendall

/s/ Allen R. McGee	Chief Financial Officer and Director	April 1, 2007
Allen R. McGee	(Principal Financial Officer and
Principal Accounting Officer)

/s/ J. Raleigh Bailes, Sr.	Director	April 1, 2007
J. Raleigh Bailes, Sr.

/s/ Brad Bynum	Director	April 1, 2007
Brad Bynum

/s/ Gary L. Hall	Director	April 1, 2007
Gary L. Hall

/s/ Joe L. McClaugherty	Director	April 1, 2007
Joe L. McClaugherty

/s/ Steven A. Pfeifer	Director	April 1, 2007
Steven A. Pfeifer

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation of the Registrant, as amended

3.2 (1)	Amended and Restated Bylaws of the Registrant

3.3 (2)	Amendment to Bylaws of the Registrant

10.19 (1)	Form of Registration Rights Agreement dated August 1, 2005

10.2 (1)	Form of Warrant sold as part of August 2005 private placement

10.3 (1)	Lease Purchase Agreement dated January 10, 2006 between Registrant and The Meridian Resource & Exploration, LLC

10.4 (1)	2006 Stock Incentive Plan*

10.5 (1)	Form of Registration Rights Agreement dated February 17, 2006

10.6 (1)	Form of Warrant sold as part of February 2006 private placement

10.7 (2)	Subscription Agreement for Hall-Houston Exploration II, L.P.

10.8 (2)	Amended and Restated Agreement of Limited Partnership dated as of April 21, 2006 for Hall-Houston Exploration II, L.P.

10.9	Purchase and Sale Agreement dated December 11, 2006 with Eagle Operating, Inc.

10.10	Credit Agreement dated February 16, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

10.11	Security Agreement dated February 16, 2007 Between PRC Williston, LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

10.12	Guaranty and Pledge Agreement dated February 16, 2007 between Petro Resources Corporation and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

10.13	Operating Agreement of PRC Williston, LLC

10.14	Lease dated September 30, 2006 with Gateway Ridgecrest Inc.

16.1 (3)	Letter from Farber Hass Hurley and McEwen, LLP

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The referenced exhibit is a management contract, compensatory plan or arrangement.

(1)	Incorporated by reference from Petro Resource Corporation’s Form SB-2 filed on March 21, 2006.

(2)	Incorporated by reference from Petro Resource Corporation’s Form SB-2/A filed on June 9, 2006.

(3)	Incorporated by reference from Petro Resource Corporation’s current report on Form 8-K filed on October 19, 2006.