Form 10KSB/A
period 2006-12-31
PETRO RESOURCES CORP
filed 2007-04-30
CIK 1335190

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR
 ☐  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                  TO                .

Commission File Number 333-132596

PETRO RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	86-0879278
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

777 Post Oak Boulevard, Suite 910, Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

(832) 369-6986
(Issuer’s telephone number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	American Stock Exchange
(Title of Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $1,546,170

State the aggregate market value of voting stock held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days: $38,297,541 ($3.00 per share as of March 29, 2007).

As of March 29, 2007, 22,821,972 shares of Petro Resources Corporation common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐No ☒

EXPLANATORY NOTE:  Petro Resources Corporation, a Delaware corporation, is amending its Annual Report on Form 10-KSB, as originally filed with the Securities and Exchange Commission on April 2, 2007, for the purposes of providing the information required by Part III of Form 10-KSB, as such information will not be incorporated by reference to a proxy statement for the company’s 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission within 120 days after December 31, 2006.  This amendment does not include items from the original Form 10-KSB that are not being hereby amended.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the names and ages of the current members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
Wayne P. Hall	59	Chairman of the Board and Chief Executive Officer
Donald L. Kirkendall	50	President and Director
Allen R. McGee	57	Chief Financial Officer and Director
J. Raleigh Bailes, Sr.	59	Director
Brad Bynum	37	Director
Gary L. Hall	57	Director
Joe L. McClaugherty	55	Director
Steven A. Pfeifer	44	Director

Our directors and officers hold office until the earlier of their death, resignation, or removal or until their successors have been elected.

Executive Officers

Wayne P. Hall has served as our president and chief executive officer and as a member of our board of directors since April 1, 2005. Between January 2004 and April 2005, Mr. Hall managed his family investments in securities and oil and gas interests. From January 2002 until January 2004, Mr. Hall served as senior advisor to Energy Partners, Ltd., an oil and gas exploration and production company. Mr Hall served as president and director of Hall-Houston Oil Company, a privately-owned exploration and production concern he co-founded, from October 1983 until January 2002.

Donald L. Kirkendall has served as our president and as a member of our board of directors since October 13, 2006, and previously served as our executive vice president from October 2005. From May 2004 to October 2005, Mr. Kirkendall was an independent consultant in the oil and gas exploration industry. Between January 2001 and May 2004, Mr. Kirkendall was employed as a natural gas specialist in the Professional Services Group of SunGard Corporation, where he was responsible for the implementation of natural gas trading, scheduling and accounting software.

Allen R. McGee has served as our chief financial officer and as a member of our board of directors since April 1, 2005. Mr. McGee has owned and managed Allen Roberts McGee, P.C., a private accounting practice since 1987. The firm specializes in both tax and financial accounting for privately held firms, principally oil and gas companies and family estates with major holdings in oil and gas and real estate. Mr. McGee is licensed by the State of Texas as a certified public accountant. Mr. McGee is a brother-in-law of our chief executive officer, Wayne Hall.

Directors

J. Raleigh Bailes, Sr. has served as a member of our board of directors since March 1, 2006. Mr. Bailes has been a partner of Bailes, Bates & Associates, LLP, a tax and accounting firm, since March 2003. Between November 1999 and March 2003, Mr. Bailes owned and managed J. Raleigh Bailes, CPA, a tax and accounting firm. Mr. Bailes is admitted to practice before the U.S. Tax Court and is licensed by the State of Texas as a certified public accountant.

Brad Bynum has served as a member of our board of directors since March 1, 2006. Mr. Bynum is currently chief financial officer of Hall-Houston Exploration Partners, L.L.C., a privately-held oil and gas exploration and development company, a position he has held since February 2005. Between 1997 and February 2005, Mr. Bynum was employed at Merrill Lynch Pierce Fenner & Smith, most recently as a director of investment banking in Merrill Lynch’s Global Energy and Power Investment Banking Group, in Houston, Texas.

Gary L. Hall has served as a member of our board of directors since March 1, 2006. Mr. Hall is currently president of Hall-Houston Exploration Partners, L.L.C., an oil and gas exploration and production company, a position he has held since December 2004. Between January 2002 and March 2004, Mr. Hall was vice chairman of the Board of directors of Energy Partners Ltd., an oil and gas exploration and production company. From 1983 to January 2002, Mr. Hall was the chairman and chief executive officer of Hall-Houston Oil Company, an oil and gas exploration and production company. Mr. Gary Hall is the brother of our chief executive officer, Wayne Hall.

Joe L. McClaugherty has served as a member of our board of directors since April 13, 2006. For the past five years, Mr. McClaugherty has been a senior partner of McClaugherty & Silver, P.C., a full service firm engaged in the practice of civil law located in Santa Fe, New Mexico. Mr. McClaugherty is admitted to the state bars of New Mexico, Texas and Colorado.

Steven A. Pfeifer has served as a member of our board of directors since May 5, 2006. Since January 2005, Mr. Pfeifer has served as the managing member of P.O. &G. Resources - Texas, LLC, a privately held oil and gas exploration and production company. From September 1999 to September 2004, Mr. Pfeifer was employed as an oil and gas analyst by Merrill Lynch Pierce Fenner & Smith, most recently as First Vice President in charge of Merrill Lynch’s Global Energy Research team. From October 2004 to December 2004, Mr. Pfeifer managed his family investments.

Corporate Governance and Board Composition

Our board of eight directors is comprised of at least 50% independent directors. This board of directors’ composition complies with the independence requirements of the American Stock Exchange and its exception applicable to small business issuers such as us providing for a board of at least 50% independent directors, as opposed to a majority of independent directors without the exception. Our board of directors believes that it is useful and appropriate to have our Chief Executive Officer also serve as the chairman of our board of directors.

Board Structure and Committees

Our board of directors has established an audit committee and a compensation and nominating committee. Our board of directors and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time as appropriate. The independent directors of our board of directors also will hold separate regularly scheduled executive session meetings at which only independent directors are present. Our board of directors has delegated various responsibilities and authority to its committees as generally described below. The committees will regularly report on their activities and actions to the full board of directors. Each member of each committee of our board of directors qualifies as an independent director. Each committee of our board of directors has a written charter approved by our board of directors.

Audit Committee

The audit committee of our board of directors assists the board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the stockholders and others; reviewing the systems of internal controls that management and the board of directors have established; appointing, retaining and overseeing the performance of independent accountants; and overseeing our accounting and financial reporting processes and the audits of our financial statements. Our audit committee also consults with our management and our independent registered public accounting firm prior to the presentation of financial statements to stockholders and related press releases and, as appropriate, initiates inquiries into aspects of our financial affairs. Our audit committee is responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, our audit committee is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors, including approving services and fee arrangements. All related party transactions will be approved by our audit committee before we enter into them. The current members of our audit committee are J. Raleigh Bailes, Sr., Brad Bynum and Joe L. McClaugherty. Mr. Bailes serves as chairman of the audit committee.

In addition to qualifying as independent, each member of our audit committee can read and has an understanding of fundamental financial statements.

Our audit committee includes at least one member who has been determined by our board of directors to meet the qualifications of an audit committee financial expert in accordance with SEC rules. Mr. Bailes is the independent director who has been determined to be an audit committee financial expert.

Compensation and Nominating Committee

The compensation and nominating committee of our board of directors (i) discharges the board’s responsibilities relating to the compensation of our directors and officers; and (ii) recommends candidates for election to our board of directors and oversees the director nomination process. The committee has overall responsibility for approving and evaluating the director and officer compensation plans, policies and programs of our company, including, among other things, annual salaries, bonuses, stock options and other incentive compensation arrangements. In addition, our compensation and nominating committee will administer our stock option plans, including reviewing and granting stock options, with respect to our executive officers and directors, and may from time to time assist our board of directors in administering our stock option plans with respect to our other employees.

Our compensation and nominating committee will establish procedures for the nomination process and lead the search for, select and recommend candidates for election to our board of directors, subject to legal rights, if any, of third parties to nominate or appoint directors. Consideration of new director candidates typically will involve a series of committee discussions, review of information concerning candidates and interviews with selected candidates. Candidates for nomination to our board of directors typically have been suggested by other members of our board of directors or by our executive officers. From time to time, our compensation and nominating committee may engage the services of a third-party search firm to identify director candidates. Our compensation and nominating committee will select the candidates for election to our board of directors. Candidates proposed by stockholders will be evaluated by our compensation and nominating committee using the same criteria as for all other candidates.

The current members of our compensation and nominating committee are Joe L. McClaugherty, Brad Bynum and Steven A. Pfeifer. Mr. McClaugherty serves as chairman of the compensation and nominating committee.

Code of Ethics

We have adopted a Code of Conduct that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), and have posted the text of the policy on our website (www.petroresourcescorp.com). If we make any substantive amendments to our Code of Conduct or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer or chief accounting officer or corporate controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us to our chief executive officer and the other named executive officers for services rendered during the fiscal years ended December 31, 2006 and 2005.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total Compensation ($)
Wayne P. Hall, Chairman and CEO(1)	2006 2005	$100,000 $45,000(2)	-- $29,110(3)(5)	-- --	$100,000 $74,110

Donald L. Kirkendall, President (1)	2006 2005	$100,000 $-0-(2)	-- $1,500(4)(5)	--	$100,000 $1,500

Allen R. McGee, Chief Financial Officer (1)	2006 2005	$50,000 $22,500(2)	-- $11,935(3)(5)	-- --	$50,000 $34,435
______________________

(1)
Messrs. Hall and McGee were appointed as chief executive officer and as chief financial officer, respectively, on April 1, 2005, and Mr. Kirkendall was appointed as executive vice president in October 2005. Mr. Kirkendall was appointed president on October 13, 2006. Prior to April 1, 2005, we had only one executive officer, who acted in such capacity without receiving any compensation.

(2)
Commencing in April 2005, we accrued salaries for our chief executive officer, Wayne P. Hall, and our chief financial officer, Allen R. McGee, in the amounts of $5,000, and $2,500 per month, respectively. Commencing January 1, 2006, we agreed to pay Messrs. Hall, Kirkendall and McGee, annual salaries of $100,000 $100,000 and $50,000, respectively.

(3)	In April, 2005, we issued 1,940,650 shares of our common stock to Mr. Hall and 795,675 shares of our common stock to Mr. McGee in connection with their acceptance of employment with the company.

(4)	In October 2005, we issued 100,000 share of our common stock to Mr. Kirkendall in connection with his acceptance of employment with the company.

(5)
The dollar amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R). Assumptions used in the calculation of this amount are included in footnote (2) to our audited financial statements for the fiscal year ended December 31, 2006 included in our annual report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 2, 2007.

Outstanding Equity Awards at December 31, 2006

The unexercised options and warrants granted to our named executive officers and outstanding at December 31, 2006 are as follows:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
Wayne P. Hall, Chairman and CEO	--	--	--

Donald L. Kirkendall, President (1)	43,750	$2.00	11/21/2010

Allen R. McGee, Chief Financial Officer	--	--	--
__________________

(1)
Applies to warrants issued to Mr. Kirkendall in November 2005 for services provided to us prior to his employment, and does not include warrants to purchase 30,000 common shares acquired by Mr. Kirkendall as a purchaser of units in our 2005 private placement offering

Stock Incentive Plan

We adopted a stock incentive plan in 2006 providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants. We have reserved 1,500,000 shares of our common stock under the plan. All officers, directors, employees and consultants to our company are eligible to participate under the plan. The purpose of the plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company. As of the date of this prospectus, no options or shares have been granted to any of our executive officers under the plan; however, options have been granted to our outside directors as indicated in the following paragraph.

Compensation of Directors.

It is our present policy to pay our outside or non-officer directors a fee of $1,000 per day for attending board or committee meetings, or a ratable portion for meetings of less than one full day. We have also granted to our five outside directors, J. Raleigh Bailes, Brad Bynum, Gary L. Hall, Joe L. McClaugherty and Steven A. Pfeifer options to purchase 200,000 common shares each at an exercise price of $3.80 per share. The options vest and first become exercisable over four years, including 50,000 options vesting upon the grant of the options and an additional 50,000 options vesting on the first three anniversaries of the option grant. The options are subject to early termination in the event the holder ceases to be a director. All of our directors receive reimbursement for out-of-pocket expenses for attending board of directors or committee meetings. Any future outside directors may receive an attendance fee for each meeting of the board of directors. From time to time we may also engage certain outside members of the board of directors to perform services on our behalf and we will compensate such persons for the services which they perform.

2006 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

J. Raleigh Bailes, Sr.	$2,500	$277,587	-0-	$280,087
Brad Bynum	$2,500	$277,587	-0-	$280,087
Gary L. Hall	$2,500	$277,587	-0-	$280,087
Joe L. McClaugherty	$2,500	$382,891	-0-	$385,391
Steven A. Pfeifer	$2,000	$382,891	-0-	$385,391
______________________

(1)
The dollar amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R). Assumptions used in the calculation of this amount are included in footnote (2) to our audited financial statements for the fiscal year ended December 31, 2006 included in our annual report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 2, 2007.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

In reviewing the following tables, please keep in mind that the percentage amounts for each reported party are based on 21,284,172 common shares issued and outstanding as of April 30, 2007. The percentage amounts also give effect to the issuance of common shares underlying options and warrants exercisable within sixty (60) days held by the reported party.

Beneficial Owners

The following table sets forth certain information, as of April 30, 2007, regarding the beneficial ownership of our stock by each person who is known by us to be the beneficial owner of more than five percent (5%) of each class of our issued and outstanding shares of stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Gary E. Bryant (1)	1,693,500	7.9%

Common Stock	Suzanne Kerr Bryant (2)	1,134,000	5.3%

Common Stock	Eagle Operating, Inc. P.O. Box 853 Kenmare, North Dakota 58746	3, 144,655	14.8%

Common Stock	Bonanza Master Fund, Ltd. (3) c/o Bonanza Capital, Ltd. 300 Crescent Court, Suite 1740 Dallas, Texas 75201	3,963,500	17.0%

Common Stock	Cordillera Fund, LP (4) 8201 Preston Road, Suite 400 Dallas, Texas 75225	1,150,000	5.3%

Series A Convertible Preferred Stock	Touradji Capital Management, LP (5) 101 Park Avenue, 47th Floor New York, New York 10178	2,240,467	100.0%
___________________
(1)
The share amounts for Gary Bryant include 568,000 shares held by Kiowa Oil Company, which is owned by Mr. Bryant, and 105,000 shares underlying presently exercisable warrants, 25,000 of which are held by Kiowa Oil Company.

(2)
The share amounts for Suzanne Kerr Bryant include 50,000 shares underlying presently exercisable warrants. Ms. Bryant is the wife of Gary Bryant. Mr. and Mrs. Bryant disclaim beneficial ownership in the shares reported by the other. The address for Mr. and Mrs. Bryant is 19 Island Vista, Newport Beach, California 92657.

(3)	The share amount shown for Bonanza Master Fund, LP include 2,000,000 shares underlying presently exercisable warrants.

(4)	The share amount shown for Cordillera Fund, LP include 530,000 shares underlying presently exercisable warrants.

(5)
The share amount shown are held by two funds, Touradji Deep Rock Master Fund, Ltd. and Touradji Global Resources Master Fund, Ltd., which are managed by Touradji Capital Management, LP. Each share of the Series A Convertible Preferred Stock is convertible into approximately .67 share of common stock, or an approximate total of 1,501,113 shares of common stock, subject to adjustment. Additionally, the Touradji funds hold 240,000 warrants immediately exercisable into 240,000 shares of our common stock.

Executive Officers and Directors

The following table sets forth certain information, as of April 30, 2007, regarding the beneficial ownership of our common stock by each of our directors and executive officers and all of our directors and executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Wayne P. Hall (1)	2,053,650	9.6%

Donald L. Kirkendall (2)	203,750	*

Allen R. McGee	795,675	3.7%

J. Raleigh Bailes, Sr. (3)	100,000	*

Brad Bynum (3)	100,000	*

Gary L. Hall (3) (4)	300,000	1.4%

Joe L. McClaugherty (3)	100,000	*

Steven A. Pfeifer (3)	100,000	*

Directors and executive officers as a group (8)	3,753,075	17.0%

*Less than one percent

(1)
The share amount shown for Wayne P. Hall includes 100,000 shares of common stock and 100,000 shares underlying presently exercisable warrants held by Hall SouthWest Business Ventures, LP, Mr. Hall’s private investment company.

(2)	The share amount shown for Mr. Kirkendall includes 73,750 shares underlying presently exercisable warrants.

(3)	The share amounts for J. Raleigh Bailes, Brad Bynum, Gary L. Hall, Joe L. McClaugherty and Steven A. Pfeifer include 100,000 shares for each underlying presently exercisable options.

(4)
The share amount shown for Gary L. Hall also includes 100,000 shares of common stock and 100,000 shares underlying presently exercisable warrants held by Houston Explorer Group, LP, a private investment company owned by Mr. Hall.

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5, Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities” above in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with Commission on April 2, 2007.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In April 2006, we purchased a 5.3% limited partnership interest in Hall-Houston Exploration II, L. P., an oil and gas exploration and development partnership which has operations focused primarily offshore in the Gulf of Mexico See “Business - Principal Oil and Gas Interests -- Hall-Houston Exploration II, L. P.” in our annual report on Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 2, 2007. Our interest in the partnership required that we commit to contribute up to $8 million to the capital of the partnership. As of the date of this report we have funded $3,093,024 of our $8 million commitment. Hall-Houston Exploration II, L. P. is sponsored and managed by Hall-Houston Exploration Partners, L.LC. The president and chief financial officer of Hall-Houston Exploration Partners, L.L.C. are Gary L. Hall and Brad Bynum, respectively, both of whom presently serve on our board of directors; and Brad Bynum also serves on our audit committee. In addition, Gary L. Hall is the brother of our chief executive officer, Wayne P. Hall. Wayne P. Hall has no direct or indirect ownership interest in Hall-Houston Exploration Partners, L.L.C. or Hall-Houston Exploration II, L. P., except through his ownership interest in our company. We invested in Hall-Houston Exploration II, L. P. on the same terms as all other limited partner investors in the partnership.

On February 16, 2007, through our wholly-owned subsidiary, PRC Williston, LLC, we acquired approximately 43% average working interest in 15 fields located in the Williston Basin in North Dakota. See “Business - Principal Oil and Gas Interests - Williston Basin Acquisition” in our annual report on Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 2, 2007. As part of the consideration for our acquisition of the Williston Basin properties we issued 3,144,655 shares of our common stock to the seller of the properties, Eagle Operating, Inc., giving Eagle Operating an approximate 14.8 % ownership of our outstanding common stock. Eagle Operating will be our operator with these properties. In addition, our subsidiary, PRC Williston, has agreed to contribute up to $45 million in development capital towards 100% of the mutually agreed upon joint capital costs of the existing secondary recovery and development program and in other joint participations with Eagle Operating over a three year period.

On April 3, 2007, we completed the sale of 2,240,467 shares of our Series A Convertible Preferred Stock to two funds managed by Touradji Capital Management, LP in consideration of the Touradji funds’(i) payment of $2 million to us; (ii) return of 1,537,800 shares of our common stock, with a deemed value of $4,613,400 (or $3.00 per common share), to us for cancellation; and (iii) the return of 160,000 common stock purchase warrants to us for cancellation. The shares and warrants represent all common shares and 160,000 of the 400,000 warrants in us previously held by the Touradji funds. Prior to the April 2007 transaction, the Touradji funds beneficially owned approximately 8.3 % of our common stock.

Independent Directors

We have four directors, namely J. Raleigh Bailes, Sr., Brad Bynum, Joe McClaugherty and Steven Pfeifer, who qualify as an independent director in compliance with the rules of the SEC and the published listing requirements of the American Stock Exchange. In addition, our board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and by our management with regard to each director’s business and personal activities as they may relate to us and our management. Our board of directors has established an audit committee and a compensation and nominating committee, both of which are made up exclusively of independent directors.

Item 13. EXHIBITS

(a) Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

3.1 (1)	Certificate of Incorporation of the Registrant, as amended

3.2 (1)	Amended and Restated Bylaws of the Registrant

3.3 (2)	Amendment to Bylaws of the Registrant

10.1 (1)	Form of Registration Rights Agreement dated August 1, 2005

10.2 (1)	Form of Warrant sold as part of August 2005 private placement

10.3 (1)	Lease Purchase Agreement dated January 10, 2006 between Registrant and The Meridian Resource & Exploration, LLC

10.4 (1)	2006 Stock Incentive Plan*

10.5 (1)	Form of Registration Rights Agreement dated February 17, 2006

10.6 (1)	Form of Warrant sold as part of February 2006 private placement

10.7 (2)	Subscription Agreement for Hall-Houston Exploration II, L.P.

10.8 (2)	Amended and Restated Agreement of Limited Partnership dated as of April 21, 2006 for Hall-Houston Exploration II, L.P.

10.9(4)	Purchase and Sale Agreement dated December 11, 2006 with Eagle Operating, Inc.

10.10(4)	Credit Agreement dated February 16, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

10.11(4)	Security Agreement dated February 16, 2007 Between PRC Williston, LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

10.12(4)	Guaranty and Pledge Agreement dated February 16, 2007 between Petro Resources Corporation and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

10.13(4)	Operating Agreement of PRC Williston, LLC

10.14(4)	Lease dated September 30, 2006 with Gateway Ridgecrest Inc.

16.1 (3)	Letter from Farber Hass Hurley and McEwen, LLP

21.1(4)	List of Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The referenced exhibit is a management contract, compensatory plan or arrangement.

(1)	Incorporated by reference from Petro Resource Corporation’s Form SB-2 filed on March 21, 2006.

(2)	Incorporated by reference from Petro Resource Corporation’s Form SB-2/A filed on June 9, 2006.

(3)	Incorporated by reference from Petro Resource Corporation’s current report on Form 8-K filed October 19, 2006.

(4)	Incorporated by reference from Petro Resource Corporation’s annual report on Form 10-KSB for the year ended December 31, 2006 filed on April 2, 2007.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2006 and 2005 by our independent registered public accounting firms for such years, Malone & Bailey, PC and Farber Hass Hurley & McEwen, LLP, respectively, including fees for the audit of our consolidated financial statements for the years ended December 31, 2006 and 2005, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-QSB, and accounting and auditing assistance relative to acquisition accounting and reporting.

	2006	2005
Audit Fees	$40,840	$50,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Audit Committee Pre-Approval Policies

Since its formation in April 2006, the audit committee approves all audit fees, audit-related fees, tax fees and special engagement fees. The Audit Committee approved 100% of such fees for the year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RESOURCES CORPORATION

Dated: April 30, 2007	By:	/s/ Wayne P. Hall

Wayne P. Hall Chairman of the Board and Chief Executive Officer (Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Certificate of Incorporation of the Registrant, as amended

3.2 (1)	Amended and Restated Bylaws of the Registrant

3.3 (2)	Amendment to Bylaws of the Registrant

10.19 (1)	Form of Registration Rights Agreement dated August 1, 2005

10.2 (1)	Form of Warrant sold as part of August 2005 private placement

10.3 (1)	Lease Purchase Agreement dated January 10, 2006 between Registrant and The Meridian Resource & Exploration, LLC

10.4 (1)	2006 Stock Incentive Plan*

10.5 (1)	Form of Registration Rights Agreement dated February 17, 2006

10.6 (1)	Form of Warrant sold as part of February 2006 private placement

10.7 (2)	Subscription Agreement for Hall-Houston Exploration II, L.P.

10.8 (2)	Amended and Restated Agreement of Limited Partnership dated as of April 21, 2006 for Hall-Houston Exploration II, L.P.

10.9 (4)	Purchase and Sale Agreement dated December 11, 2006 with Eagle Operating, Inc.

10.10 (4)	Credit Agreement dated February 16, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

10.11 (4)	Security Agreement dated February 16, 2007 Between PRC Williston, LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

10.12 (4)	Guaranty and Pledge Agreement dated February 16, 2007 between Petro Resources Corporation and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

10.13 (4)	Operating Agreement of PRC Williston, LLC

10.14 (4)	Lease dated September 30, 2006 with Gateway Ridgecrest Inc.

16.1 (3)	Letter from Farber Hass Hurley and McEwen, LLP

21.1 (4)	List of Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The referenced exhibit is a management contract, compensatory plan or arrangement.

(1)	Incorporated by reference from Petro Resource Corporation’s Form SB-2 filed on March 21, 2006.

(2)	Incorporated by reference from Petro Resource Corporation’s Form SB-2/A filed on June 9, 2006.

(3)	Incorporated by reference from Petro Resource Corporation’s current report on Form 8-K filed October 19, 2006.

(4)	Incorporated by reference from Petro Resource Corporation’s annual report on Form 10-KSB for the year ended December 31, 2006 filed on April 2, 2007.