Form 10QSB
period 2007-03-31
PETRO RESOURCES CORP
filed 2007-05-15
CIK 1335190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

777 Post Oak Boulevard, Suite 910, Houston, Texas 77056
(Address of principal executive offices)

(832) 369-6986
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 7, 2007 there were 21,248,172 shares of Common Stock ($.01 par value) outstanding.

Transitional Small Business Disclosure Format. Yes ☐    No ☒

PETRO RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED MARCH 31, 2007

TABLE OF CONTENTS

Page

Part I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited):

Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	F-1

Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006	F-2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	F-3

Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2007	F-4

Notes to Consolidated Financial Statements	F-5

Item 2. Management’s Discussion and Analysis or Plan of Operations	2

Item 3A(T). Controls and Procedures	9

Part II. OTHER INFORMATION

Item 6. Exhibits	10

SIGNATURES	11

PETRO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$3,622,992	$4,285,204
Accounts receivable and accrued revenue	584,798	91,344
Prepaids	142,826	11,602
Total current assets	4,350,616	4,388,150

Oil and natural gas properties, successful efforts accounting
Proved properties, net	5,330,519	527,958
Unproved	22,083,019	3,728,112
Net oil and gas properties	27,413,538	4,256,070

Other assets
Market value of derivatives	534,978	-
Deferred financing costs, net of amortization of $182,755	2,675,506	-
Investment in partnership	3,093,024	2,293,104
Deposit	10,257	10,257
Total other assets	6,313,765	2,303,361

Total Assets	$38,077,919	$10,947,581

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$1,174,854	$216,870
Accrued liabilities	36,415	1,300
Current portion of notes payable	5,127,584	-
Total current liabilities	6,338,853	218,170

Note payable, net of current maturities and discount of $4,135,116	8,425,627	-
Accumulated production floor payments	84,144	-
Asset retirement obligation	1,593,549	30,653
Total liabilities	16,442,173	248,823

Shareholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
no shares issued	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized,
22,821,972 and 19,677,317 shares issued and outstanding
as of March 31, 2007 and December 31, 2006 respectively	228,220	196,773
Additional paid in capital	25,794,970	14,816,718
Accumulated deficit	(4,387,444)	(4,314,733)
Total shareholders' equity	21,635,746	10,698,758

Total Liabilities and Shareholders' Equity	$38,077,919	$10,947,581

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue
Oil and gas sales	$750,028	$17,757
Other	100,000	-
Gain (loss) on sale of property	-	1,405,263
	850,028	1,423,020
Expenses
Lease operating expenses	482,139	4,798
Exploration	173,589	244,208
Impairment of oil & gas properties	15,712	107,074
Depreciation, depletion, and accretion	133,626	13,097
General and administrative	599,491	628,932

Total expenses	1,404,557	998,109

Net loss from operations	(554,529)	424,911

Other income and (expense)
Interest income	44,038	29,787
Interest expense	(113,256)	(1,814)
Gain on derivative contracts	551,036	-

Net income (loss) before federal income tax	(72,711)	452,884

Provision for income tax	-	61,820

Net income (loss) to common shareholders	$(72,711)	$391,064

Earnings per share
Basic	$(0.00)	$0.02
Diluted	(0.00)	$0.02

Weighted average shares outstanding
Basic	21,179,763	17,749,606
Diluted	21,179,763	22,031,984

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(72,711)	$391,064
Adjustments to reconcile net income to net cash
used by operating activities
Depletion, depreciation, and accretion	133,626	13,097
Amortization included in interest expense	466,214
Impairment	15,712	107,074
Dry hole costs	173,589	244,208
Federal income tax - current	-	54,502
Federal income tax - deferred	-	7,318
Issuance of common stock and stock options for services	286,425	375,000
Gain on sale of property	-	(1,405,263)
Gain on derivative contracts	(534,978)	-
Changes in operating assets and liabilities
Accounts receivable and accrued revenue	(493,454)	(18,279)
Prepaids	(131,224)	(91,304)
Current portion of notes payable	127,584	78,937
Accounts payable	282,448	127,225
Accrued expenses	35,115	(23,167)
Net cash from (applied to) operating activities	288,346	(139,588)

Cash flows from investing activities
Capital expenditures	(2,643,484)	(3,138,232)
Investment in partnership	(799,920)	-
Proceeds from sale of properties	-	3,953,785
Net cash from (applied to) investing activities	(3,443,404)	815,553

Cash flows from financing activities
Issuance of common stock	-	8,215,000
Deferred financing costs	(2,798,788)	-
Increase in notes payable	5,207,490	-
Loan	84,144	-
Contributed capital	-	-
Net cash from financing activities	2,492,846	8,215,000

Net increase in cash	(662,212)	8,890,965
Cash, beginning of period	4,285,204	3,417,510
Cash, end of period	$3,622,992	$12,308,475

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$11,465	$1,814
Cash paid for federal income taxes	$-	$-

Supplemental disclosure of purchase of property
Purchase of oil and gas assets	$22,776,922
Commitment fees	299,604
Issuance of stock	(10,723,274)
Liabilities assumed	(12,353,252)
	$-

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the three months ended March 31, 2007
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number		Number		Paid-in	Accumulated	Shareholders'
	of Shares	Total	of Shares	Total	Capital	Deficit	Equity
Balance, December 31, 2006	-	-	19,677,317	$196,773	$14,816,718	$(4,314,733)	$10,698,758

Stock options issued to the board of directors					228,425		228,425
Stock options issued for consulting services					58,000		58,000
Shares issued for purchase of property			3,144,655	31,447	10,691,827		10,723,274
Net loss for the three months ended March 31, 2007	-	-	-	-	-	(72,711)	(72,711)
Balance, March 31, 2007	-	-	22,821,972	$228,220	$25,794,970	$(4,387,444)	$21,635,746

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of Petro Resources Corporation (“Petro Resources” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Petro Resource’s annual report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 2, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2006 annual report on Form 10-KSB have been omitted.

Principles of Consolidation. The accompanying consolidated financial statements include Petro Resources Corporation and its wholly−owned subsidiary PRC Williston, LLC. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Deferred financing costs. In connection with debt financings in 2007, Petro Resources has paid $2,858,261 in fees. These fees were recorded as deferred financing costs and are being amortized over the life of the loans using the effective interest method.

Derivative Financial Instruments. Petro Resources uses commodity derivative financial instruments, typically options and swaps, to manage the risk associated with fluctuations in oil and gas prices. The Company accounts for derivatives under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related interpretations and amendments. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows due to changes in the underlying items being hedged. In addition, all hedging relationships must be designated, documented, and reassessed periodically. The Company’s oil and gas price swaps are not designated as hedges. In accordance with provisions of SFAS No. 133, these instruments have been marked-to-market through earnings.

Note 2—Derivative Financial Instruments

Petro Resources entered into commodity derivative financial instruments intended to hedge the Company’s exposure to market fluctuations of oil prices.

As of March 31, 2007, the Company had commodity swaps, entered into during March 2007, for the following oil volumes:

Period	Volumes	Fixed Price
Oil (BBL PER DAY):
Mar. 2007 - Feb. 2008	175	63.70
Mar. 2008 - Feb. 2009	100	65.70
Mar. 2009 - Feb. 2010	75	65.40

The Company’s gains on derivative contracts include both the actual settlements of its derivative financial instruments of $16,058 in gains related to its commodity swaps for the period ended March 31, 2007, and the unrealized gain of $534,978, based on the changes in the fair value of derivative instruments covering positions beyond March 31, 2007.

Note 3—Investment in Limited Partnership

In April 2006, Petro Resources agreed to purchase up to $8 million of limited partnership interests in Hall-Houston Exploration II, L.P., a newly formed oil and gas exploration and development partnership that intends to focus primarily offshore in the Gulf of Mexico.  In April 2006, Hall-Houston Exploration II, L.P. received commitments for a total of $150 million from the sale of limited partnership interests.  Petro Resources’ interest in Hall-Houston Exploration II, L. P. represents approximately 5.3% of all interests held by limited partners.  The limited partnership commenced exploration activities in the third quarter of 2006.  Pursuant to the limited partnership agreement, the limited partners of Hall-Houston Exploration II, L. P. are required to fund their investment in the partnership based on calls for capital made by the general partner from time to time.  The general partner can issue a call for capital contributions at any time, and from time to time, over a three year period expiring in April 2009.  As of March 31, 2007, Petro Resources had funded $3,093,024 of its $8 million commitment.

Petro Resources uses the cost method to account for its interest in this partnership.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 4—Shareholders’ Equity

On February 16, 2007, Petro Resources issued 3,144,655 shares of its common stock to Eagle Operating and paid an additional $9.4 million for the purchase of an interest in 15 fields located in the Williston Basin in North Dakota.

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

Effective March 15, 2007, the Company granted a consultant options to purchase 25,000 shares of the Company’s common stock at $3.80 per share. The Company charged to expense the total value of these options, or $58,000 on March 15, 2007. The options were valued using the Black-Scholes model with the following assumptions: $3.00 stock price (the selling price of the stock on March 15, 2007); $3.80 exercise price; 107.75% volatility; five-year term; zero dividend; and 5.0% discount rate.

Note 5—Accumulated Production Floor Payments

On February 16, 2007, PRC Williston LLC acquired from Eagle Operating, Inc. an interest in 15 producing oil fields located in the Williston Basin of North Dakota. For a period of thirty-six months following the acquisition date, Eagle Operating has guaranteed that PRC Williston’s share of gross monthly production revenue from the properties will not be less than the financial equivalent of 300 barrels of oil per day multiplied by the number of days in a given month (the product referred to as the “production floor”). In the event that the Company’s net share of gross production for any month is less than the production floor, Eagle Operating is obligated to pay to the Company, in cash, an amount equal to the difference between the production floor and the actual net barrels to our interest multiplied by the average price of crude oil paid for the oil production from the properties for that month (the “production floor payment”). During the thirty-six month period, for any month in which our net share of oil production exceeds the production floor, Eagle Operating shall be entitled to recover a portion of the production floor payments previously made to the Company by way of the Company’s cash payment to Eagle Operating of an amount not to exceed the amount by which of the Company’s net share of oil production exceeds the production floor for such month (a “production floor reimbursement”). At the end of the thirty-six month period, the Company is obligated to pay to Eagle Operating, in cash, the amount of cumulative production floor payments, net of any production floor reimbursements. At March 31, 2007, the Company owed Eagle $84,144 related to the production floor payment.

Note 6—Notes Payable

In connection with the Eagle Operating acquisition, PRC Williston entered into a $75 million credit agreement pursuant to which the lenders have agreed to initially loan PRC Williston $20,273,183 for purposes of financing the acquisition of its interest in the Williston Basin fields, including certain transaction costs and fees, its costs of drilling and development of oil and gas properties, and general working capital.  Any further advances under the credit agreement are to be used to fund PRC Williston’s acquisition of additional oil and gas properties and costs of drilling and development, subject to certain conditions and the prior approval of the lenders.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

All funds borrowed by PRC Williston under the credit agreement bear interest at a rate equal to (x) the greater of the prime rate or 7.5%, plus (y) 2%, with interest payable monthly. The principal amount of advances outstanding under the credit agreement are repayable monthly in an amount approximating 100% of PRC Williston’s cash on hand (from any source) less all permitted costs and expenses paid by PRC Williston for the monthly period.

PRC Williston’s obligations under the credit agreement have been secured by its grant of a first priority security interest and mortgage on all of its assets. Petro Resources has guaranteed the performance of PRC Williston’s obligations under the credit agreement and related agreements and has secured its guarantee by granting to the lenders a first priority security interest in its ownership interest in PRC Williston.

In connection with the acquisition, PRC Williston entered into equity participation agreements with the lenders pursuant to which PRC Williston has agreed to pay to the lenders an aggregate of 12.5% of all distributions paid to the owners of PRC Williston, which at this time is 100% owned by Petro Resources. Under the credit agreement, the Company is required to make an equity contribution of at least $5 million to PRC Williston within one hundred eighty days of February 16, 2007, the proceeds of which are to be used to pay down the outstanding principal under the credit agreement. The Company has the right to make additional equity contributions beyond the required $5 million contribution. Any equity contributions by the Company will reduce the aggregate participation interest payable to the lenders by 0.50% for each $1 million equity contribution, but in no event will the aggregate participation interest payable be reduced below 7.5%. PRC Williston also granted the lenders a 4% of 8/8ths overriding royalty interest, proportionally reduced, in its oil and gas leases. The participation and overriding royalty interest were valued at $4,118,971 and are included in the notes payable discount. This discount is being amortized over the life of the note using the effective interest method.

On March 1, 2007, the Company signed a promissory note with a finance company for $139,888.06 to finance its various insurance policies. The interest rate on the note is 7.90% with payments of $13,224.91 per month beginning April 1, 2007 and the final payment due February 1, 2008. The note is secured by the insurance policies.

Note 7—Subsequent Events

On April 3, 2007, the Company completed the sale of 2,240,467 shares of its Series A Convertible Preferred Stock (“Series A Preferred Stock”) to two funds managed by Touradji Capital Management, LP in consideration for (i) payment of $2 million; (ii) return of 1,573,800 shares of its common stock, with a deemed aggregate value of $4,613,400, or $3.00 per common share; and (iii) the return of 160,000 common stock purchase warrants held by the funds. The Company has cancelled both the returned common shares and the warrants. The Series A Preferred Stock was issued at a stated value of $3.00 per share and is convertible into the Company’s common stock at a conversion price of $4.50 per share. Both the stated value and conversion price are subject to adjustment in the event of any stock splits, stock dividends, combinations or the like affecting the Series A Preferred Stock or common stock, or any fundamental transactions. Each share of Series A Preferred Stock is entitled to dividends on the stated value at the rate of 10% per annum, provided that the dividend rate will increase to 15% on April 3, 2008. Dividends are payable quarterly in cash or, at the Company’s option, in additional shares of Series A Preferred Stock. The Series A Preferred Stock is entitled to vote with the common stock on an as converted basis. If the Company is liquidated, each outstanding share of Series A Preferred Stock will be entitled to a liquidation payment in an amount equal to the greater of (x) the stated value, plus any accrued and unpaid dividends, and (y) the amount payable per share of common stock which a holder of Series A Preferred Stock would have received if the holder had converted to common stock immediately prior to the liquidation event, plus any accrued and unpaid dividends. The Company is required to redeem all outstanding shares of Series A Preferred Stock on October 2, 2008 at a redemption price equal to the stated value, plus any accrued and unpaid dividends. The Company has the option to redeem the Series A Preferred Stock at any time, subject to 30 days prior written notice, at the same redemption price. The Company also provided the Touradji funds with registration rights requiring that the Company use its reasonable best efforts to file a registration statement with the SEC by April 30, 2007 for purposes of registering the resale of the shares of common stock underlying the Series A Preferred Stock and the 240,000 warrants still held by the Touradji funds. The Company expects to file a registration statement relating to the Touradji funds’ shares of common stock in the near future.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

We are an independent oil and natural gas company engaged in the acquisition, drilling and production of oil and natural gas properties in the United States. We have developed an operating strategy that is based on our participation in oil and natural gas properties and prospects as a non-operator, which means we do not directly manage exploration, drilling or development operations. Instead, we seek to acquire interests in oil and natural gas properties in joint ownership with oil and natural gas companies that have exploration, development and production expertise. Based on that strategy, our plan of operations is to acquire domestic oil and natural gas interests and obtain the additional working capital necessary to pay our share of the costs to develop or enhance the production from such properties. We intend to pursue the acquisition of oil and natural gas properties principally in the Gulf of Mexico, Texas, North Dakota, Louisiana, Kentucky, Colorado, Utah and other western states.

Since commencement of our domestic oil and natural gas operations in July 2005, we have been engaged in the acquisition of leases and raising of capital with which to fund lease acquisition and development. In July 2005, we acquired our initial interest in oil and natural gas prospects and commenced drilling activities in November 2005. In December 2005, we commenced production operations from our first oil and natural gas prospects and received our first revenues from oil and natural gas production in February 2006. In April 2006, in order to establish a presence in the Gulf of Mexico, we purchased a 5.3% limited partnership interest in Hall-Houston Exploration II, L. P., an oil and natural gas exploration and development partnership that has operations focused primarily offshore in the Gulf of Mexico. In February 2007, we acquired an approximately 43% average working interest in 15 producing oil fields and approximately 150 active producing wells located in the Williston Basin of North Dakota, which significantly increased our oil reserves, leasehold acreage position and monthly revenues.

Results of Operations

For the Three Months Ended March 31, 2007 Compared to March 31, 2006

Revenues for the three months ended March 31, 2007 totaled $850,028 compared to revenues of $1,423,020 for the three months ended March 31, 2006. Revenue for the prior year period included $1,405,263 of revenue from the gain on our sale of an undivided interest in the Palo Duro Basin acreage for cash consideration of approximately $3,950,000, net of our acquisition costs of approximately $2,545,000. Revenue from oil and gas sales for the three months ended March 31, 2007 totaled $750,028, compared to revenue from oil and gas sales of $17,757 for the prior year period. The increase in revenue from oil and gas sales was due primarily to our acquisition of the interest in the Williston Basis properties in the first quarter of 2007. We generated $620,328 of revenue from oil and gas sales from our interest in the Williston Basin properties from the acquisition date (February 16, 2007) through March 31, 2007. During the first quarter of 2007, we also generated $100,000 of revenue representing a liquidated damage penalty for failure to commence drilling by a specified date assessed against our operating partner in the Palo Duro acreage.

We expect our revenue from oil and natural gas production to increase significantly in fiscal 2007 as a result of our acquisition of the interest in the Williston Basis properties and wells coming on line on other properties. As of the date of this report, the Williston Basin wells are currently producing approximately 275 barrels of oil per day net to our interest.

Lease operating expenses for the three months ended March 31, 2007 totaled $482,139, compared to lease operating expenses of $4,798 for the prior year period. The increase in lease operating expenses was due primarily to our recently acquired interest in the Williston Basin properties. Lease operating expenses on the Williston Basin properties totaled $460,145 from the acquisition date (February 16, 2007) through March 31, 2007.

Exploration costs declined 29% to $173,589 in the first quarter of 2007 from $244,208 during the prior year period. Exploration costs represent our drilling costs associated with dry holes. The decline in exploration costs is the result of both decreased drilling activity overall and a decrease in the number of dry holes drilled as a percentage of all drilling.

Our expenses for impairment of oil and gas properties declined 85% to $15,712 in the first quarter of 2007 from $107,074 during the prior year period. Impairment expenses represent the write-down of previously capitalized expenses for productive wells. We take an impairment charge for a productive well when there is an indication that we may not receive production payments equal to the net capitalized costs. The decline in expenses for impairment of oil and gas properties is the result of a fewer number of wells needing to be written down to net cost.

Our expenses for depreciation, depletion, and accretion for the three months ended March 31, 2007 totaled $133,626, compared to $13,097 for the prior year period. This was due to our increased production as a result of our acquisition of the Williston Basin properties.

General and administrative expenses for the three months ended March 31, 2007 totaled $599,491, compared to general and administrative expenses of $628,932 for the prior year period. The decrease in expense is primarily the result of reduced option expense between the two quarters. General and administrative expenses for the three months ended March 31, 2007 and March 31, 2006 included expenses of $286,425 and $375,000, respectively, for outstanding common stock options granted under our Stock Incentive Plan.

During the first quarter of 2007, we incurred $113,256 of interest expense under our credit facility pursuant to which we partially financed our acquisition of the Williston Basin properties. As of March 31, 2007, approximately $17.6 million was outstanding under the credit facility.

During the first quarter of 2007, we also generated other income of $551,036 from the gain on derivative contracts. We have entered into commodity derivative financial instruments for purposes of hedging our exposure to market fluctuations of oil and gas prices. Our gains on derivative contracts include both $16,058 in gains on the actual settlement of certain derivative financial instruments during the period ended March 31, 2007 and the unrealized gain of $534,978 based on the changes in the fair value of derivative instruments covering positions beyond March 31, 2007.

We incurred a net loss of $72,711 for the first quarter of 2007 compared to a net income of $391,064 for the prior year period. However, as a result of our acquisition of the Williston Basin properties, we generated positive cash flow from operations during the first quarter of 2007 in the amount of $288,346, which is our first quarter of positive cash flow to date. The variation in net income (loss) between the three months ended March 31, 2007 and the prior year period is the result of the $1,405,263 gain on sale of property and the lower level of operating expenses during the first quarter of 2006. Without giving effect to our unrealized gain on derivative instruments in the amount of $534,978, our net loss for the first quarter of 2007 would have been $607,689.

Plan of Operations

Our plan of operations for the next twelve months is to pursue further exploration and development of the oil and natural gas prospects that we currently own, along with obtaining the working capital required to fund such exploration and development, and the acquisition of additional domestic oil and natural gas interests in North Dakota, the offshore Gulf of Mexico, onshore Texas, onshore Louisiana, and other western states. We intend to pursue prospects in partnership with other companies with exploration, development and production expertise. We will also pursue alliances with unaffiliated third parties in the areas of geological and geophysical services and prospect generation, evaluation and leasing.

The business of oil and natural gas acquisition, exploration and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties. As explained under “Financial Condition and Liquidity” below, we believe that we will require up to $18.5 million of additional working capital, in addition to funds that may be made available under our existing credit facility, to fund our expected capital commitments and proposed plan of operations over the next twelve months. We will seek additional working capital through the sale of our securities and we will endeavor to obtain additional capital through bank lines of credit and project financing. However, as described further below, under the terms of our guarantee of a $75 million credit facility entered into by our subsidiary, PRC Williston, we are prohibited from incurring any additional debt from third parties. Our ability to obtain additional working capital through bank lines of credit and project financing may be subject to the repayment of the $75 million credit facility.

We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental, investor relations and tax services. We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management. Consequently, we do not expect any significant purchase or sale of plant or equipment, or significant change in the number of our employees, during the next twelve months.

Financial Condition and Liquidity

As of March 31, 2007, we had total assets of $38.1 million and a working capital deficit of  $1,988,237. Our working capital improved after the quarter end as a result of our sale of Series A Preferred shares in consideration of the investors’ payment of $2,000,000 and return of common shares and warrants for cancellation.

We believe that we have sufficient cash on hand to maintain our current level of operations over the next 12 months without additional capital expenditures. However, we believe that we will require up to $18.5 million of additional capital, in addition to funds that may be made available under our existing credit facility, in order to fund our current commitments and expected plan of operations over the next twelve months. This $18.5 million projected amount includes:

•
Up to $10.0 million of equity contributions to our operating subsidiary, PRC Williston, LLC. We are required under the terms of a credit facility to make an equity contribution of at least $5.0 million to PRC Williston, LLC within 180 days of the close of the acquisition and our contribution of additional equity will result in the reduction of the participation interest in the Williston Basin properties that we granted to our lenders in connection with the acquisition.

•
Up to $4.9 million to be called upon to fund our commitment to Hall-Houston Exploration II, L. P. Pursuant to the terms of the Hall-Houston Exploration II, L. P. limited partnership agreement, we are required to fund our investment in the partnership based on calls for capital made by the general partner from time to time. The general partner can issue a call for capital contributions at any time, and from time to time, over a three year period expiring in April 2009. At the present time, we have funded only $3.1 million of our $8 million commitment, and the general partner is unable to predict the timing and amount of the future calls for capital. We have assumed for purposes of planning and budgeting that up to $4.9 million of our remaining commitment will be called for during the next 12 months.

•	Up to $2.5 million for the acquisition of prospects that we have identified as possible projects.

•
Up to $1.1 million to be deployed in connection with our interest in the New Albany Shale and Ozona prospects operated by Approach Resources, Inc., with the exact amount of capital required dependent on the level of success experienced on the initial exploratory wells.

We will seek to obtain the $18.5 million of additional working capital to fund our current capital commitments and plan of operations and capital investment over the next 12 months through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. Although we have obtained a $75 million credit facility, on which we have received approvals to draw up to $20 million, the terms of the facility provide that additional borrowings can only be made for the acquisition of oil and natural gas properties and that any such additional borrowings are subject to the prior approval of the lenders, of which there can be no assurance. In connection with the credit agreement, we entered into a guarantee agreement with the lenders which prohibits us from incurring any additional debt from third parties. While we are engaged in discussions with various financial lending institutions, there can be no assurance we will be able to obtain access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

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

PRC Williston Credit Facility

In connection with our acquisition of the Williston Basin properties, our wholly-owned subsidiary, PRC Williston, LLC, entered into a $75 million credit agreement, pursuant to which, the lenders have initially agreed to loan PRC Williston $20,273,183 for purposes of financing the acquisition of its interest in the Williston Basin fields, including certain transaction costs and fees, its costs of drilling and development of oil and natural gas properties, and general working capital. As of March 31, 2007, we had drawn a total of $17.6 million under the credit agreement. Any advances under the credit agreement beyond the approved $20,273,183 are to be used to fund PRC Williston’s acquisition of additional oil and natural gas properties and costs of drilling and development, subject to certain conditions and the prior approval of the lenders.

All funds borrowed by PRC Williston under the credit agreement bear interest at the rate equal to (x) the greater of the prime rate or 7.5%, plus (y) 2%, with interest payable monthly. The principal amount of advances outstanding under the credit agreement are repayable monthly in an amount approximating 100% of PRC Williston’s cash on hand (from any source) less all permitted costs and expenses paid by PRC Williston for the monthly period. PRC Williston’s obligations under the credit agreement have been secured by its grant of a first priority security interest and mortgage on all of its assets. We have also guaranteed the performance of PRC Williston’s obligations under the credit agreement and related agreements and have secured our guarantee by granting to the lenders a first priority security interest in our ownership interest in PRC Williston, LLC. In addition, our guarantee agreement with the lenders prohibits us from incurring any additional debt from third parties. Any demand on us to perform our obligations under the guarantee could have a negative impact on our ability to fund our other operations.

Series A Financing

On April 3, 2007, we completed the sale of 2,240,467 shares of our Series A Preferred Stock to two funds managed by Touradji Capital Management, LP (the “Touradji Funds”) in consideration of the Touradji Funds’(i) payment of $2 million; (ii) return of 1,537,800 shares of our common stock (“Consideration Shares”), with a deemed value of $4,613,400 (or $3.00 per common share), to us for cancellation; and (iii) the return of 160,000 common stock purchase warrants (“Consideration Warrants”) to us for cancellation.

In the first quarter of 2006, the Touradji Funds had participated in our 2006 private placement in which they purchased 400,000 units at $10 per unit. Each unit consisted of four shares of our common stock and one warrant to purchase an additional share of common stock at an exercise price of $3.00 per share over a five year period. The Consideration Shares and Consideration Warrants represent all common shares and 160,000 of the 400,000 warrants acquired by the Touradji Funds in the 2006 private placement, except for 62,200 common shares previously disposed of by the Touradji Funds.

Pursuant to a Certificate of Designations filed with the Delaware Secretary of State on March 30, 2007, the Series A Preferred Stock is issued at a stated value of $3.00 per share (“Stated Value”) and is convertible into shares of our common stock at any time at a conversion price of $4.50 per share. Both the Stated Value and conversion price are subject to adjustment in the event of any stock splits, dividends, combinations or the like affecting the Series A Preferred Stock or common stock, or any fundamental transactions. Each share of Series A Preferred Stock is entitled to dividends on the Stated Value at the rate of 10% per annum, provided that the dividend rate shall increase to 15% on April 3, 2008. Dividends are payable quarterly in cash or, at our option, in shares of Series A Preferred Stock at the Stated Value. The Series A Preferred Stock is entitled to vote with the common stock on an as converted basis. In the event of the liquidation of our company, each outstanding share of Series A Preferred Stock shall be entitled to a liquidation payment in the amount equal to the greater of (x) the Stated Value, plus any accrued and unpaid dividends, and (y) the amount payable per share of common stock which a holder of Series A Preferred Stock would have received if such holder had converted to common stock immediately prior to the liquidation event, plus any accrued and unpaid dividends. We are required to redeem all outstanding shares of Series A Preferred Stock on October 2, 2008 at a redemption price equal to the Stated Value, plus any accrued and unpaid dividends. We have the option to redeem the Series A Preferred Stock at any time, subject to 30 days prior written notice, at the same redemption price.

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

There are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, are included in our filings with the SEC, including our annual report on Form 10-KSB for our 2006 fiscal year filed with the SEC on April 2, 2007. In addition to those important factors, please note that:

We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required. The business of oil and gas acquisition, exploration and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. We believe that our ability to achieve commercial success and our continued growth will be dependent on our continued access to capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. In February 2007, our subsidiary, PRC Williston, obtained a $75 million credit facility. The lenders have agreed to initially loan us approximately $20 million to finance our acquisition of the Williston Basin properties and related costs and expenses; however, any further advances are subject to the prior approval of the lenders, of which there can be no assurance. We are prohibited under our guarantee under the $75 million credit facility from incurring any additional debt from third parties. We believe that we will require up to $18.5 million of additional working capital in addition to funds that may be made available under the credit facility to fund our expected capital commitments and proposed plan of operations over the next 12 months. We will seek to obtain additional working capital through the sale of our securities and, subject to the repayment of outstanding borrowings under our $75 million credit facility, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, other than our current credit facility, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have only recently commenced generating cash from oil and gas operations. Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms. If we are unable to access additional capital in significant amounts as needed, we may not be able to explore and develop our current prospects and properties, we may have to forfeit our interest in certain prospects and we may not otherwise be able to grow or sustain our business. In such an event, our stock price will be materially adversely affected.

Any failure to meet our debt obligations would adversely affect our business and financial condition. In conjunction with our acquisition of the producing properties in North Dakota, PRC Williston LLC, our wholly-owned subsidiary, entered into a $75 million credit agreement on February 16, 2007, of which approximately $17.6 million was outstanding as of March 31, 2007. Funds borrowed under the credit facility bear interest at a rate equal to (x) the greater of the prime rate or 7.5%, plus (y) 2%, with interest payable monthly. The principal amount of advances outstanding under the credit facility are repayable monthly in an amount approximating 100% of PRC Williston’s cash on hand (from any source) less all permitted costs and expenses paid by PRC Williston for the monthly period). Under the credit agreement, we are required to make an equity contribution of at least $5 million to PRC Williston within 180 days of the close of the acquisition, which occurred on February 16, 2007, the proceeds of which are to be used to pay down the principal under the credit facility.

PRC Williston’s ability to meet its debt obligations under the credit agreement will depend on the future performance of the North Dakota properties, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. PRC Williston’s failure to service its debt could result in a default under the credit agreement, which could materially adversely affect our results of operations, financial condition and common stock price.

We have guaranteed the performance of PRC Williston’s obligations under the credit facility and have secured our guarantee by granting to the lenders a first priority security interest in our ownership interest in PRC Williston. If PRC Williston’s cash flow is not sufficient to service its debt, we may be required to perform our obligations under the guarantee which could have a negative impact on our ability to fund our other operations and we may be required to refinance the debt, sell assets or sell additional shares of common stock on terms that we do not find attractive. In addition, the guarantee agreement prohibits use from incurring any additional debt from third parties.

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

ITEM 3A(T).    CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer have reviewed and continue to evaluate the effectiveness of our controls and procedures over financial reporting and disclosure (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. T he term “disclosure controls and procedures” is defined in Rules13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our controls and procedures over financial reporting and disclosure, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control. During the quarter ended March 31 2007, we modified our accounting procedures for valuing common stock options to comply with FAS 123R. No other change in our internal control over financial reporting occurred during the quarter ended March 31 2007, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit No.	Description	Method of Filing

4.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock	(1)

10.1	Securities Purchase Agreement dated April 3, 2007	(1)

10.2	Registration Rights Agreement dated April 3, 2007	(1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Filed herewith

1)    Incorporated by reference from Petro Resource Corporation’s current report on Form 8-K filed on April 4, 2007

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PETRO RESOURCES CORPORATION

Date: May 15, 2007	/s/ Wayne P. Hall
Wayne P. Hall,
Chief Executive Officer

Date: May 15, 2007	/s/ Allen R. McGee
Allen R. McGee,
Chief Financial Officer