Form 10QSB/A
period 2006-06-30
PETRO RESOURCES CORP
filed 2007-07-24
CIK 1335190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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
(Issuer's telephone number)

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

EXPLANATORY NOTE

Petro Resources Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 to increase our general and administrative expense and our net loss for the three and six month periods ended June 30, 2006 by $366,691. (See the disclosure under Note 2 - “Restatement of Previously Issued Financial Statements” to the financial statements in this Quarterly Report on Form 10-QSB/A). In the course of undergoing our audit for the year ended December 31, 2006, we became aware that we improperly applied FAS 123R in valuing common stock options granted by our board of directors in March and April 2006. Our improper application of FAS 123R resulted in the incorrect calculation of option expense as reported in our quarterly report on Form 10-QSB for the three month period ended June 30, 2006 previously filed with he SEC. This Amendment No. 1 to Quarterly Report on Form 10-QSB/A is filed for the purposes of correcting the application of FAS 123R to the option grants.

The Items in our Form 10-QSB for the quarter ended June 30, 2006 that are amended and restated are as follows: Part I: Item 1 - Financial Statements; Item 2 - Management’s Discussion and Analysis or Plan of Operations; Item 3 - Controls And Procedures; and Part II: Item 6 - Exhibits.

The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update those disclosures in any way other than as required to reflect the effects of the restatements.

PETRO RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED JUNE 30, 2006

TABLE OF CONTENTS

Page

Part I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements (unaudited):

Balance Sheets as of June 30, 2006 and December 31, 2005	F-1

Statements of Operations for the Three Month and Six Month Periods Ended June 30, 2006 and 2005	F-2

Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	F-3

Statement of Stockholders’ Equity for the Six Months Ended June 30, 2006	F-4

Notes to Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operations	2

Item 3. Controls and Procedures	8

Part II. OTHER INFORMATION

Item 6. Exhibits	9

SIGNATURES	10

PETRO RESOURCES CORPORATION
BALANCE SHEETS
Unaudited

Assets	June 30,	December 31,
	2006	2005
	(Restated)
Current assets
Cash and cash equivalents	$10,655,948	$3,417,510
Accounts receivable	34,294
Prepaid insurance	63,912
Total current assets	10,754,154	3,417,510

Oil and gas properties, using successful efforts accounting
Unproved	3,387,242	1,488505
Proved	930,439
	4,317,681	1,488,505
Accumulated depreciation and depletion	(169,208)	(212)
Net oil and gas properties	4,148,473	1,488,293

Investment in partnership	959,904	-

	$15,862,531	$4,905,803

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$2,466,401	$2,500
Note payable	49,790	12,000
Accrued expenses	201	96,764
Total current liabilities	2,516,392	111,264

Asset retirement obligation	13,705	10,337
Total liabilities	2,530,097	121,601

Commitments and contingencies	-

Shareholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	-
Common stock, $0.01 par value; 50,000,000 shares authorized, 19,677,317 and 16,191,317 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	196,773	161,913
Additional paid in capital	14,359,868	5,038,037
Accumulated deficit	(1,224,207)	(415,748)
Total shareholders’ equity	13,332,434	4,784,202

	$15,862,531	$4,905,803

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Revenue	(Restated)		(Restated)
Oil and gas sales	$32,879	$-	$50,636	$-
Gain (loss) on sale of property	(10,565)	-	1,394,698	-
	22,314	-	1,445,334	-
Operating costs and expenses
Production	10,814	-	15,612	-
Exploration	334,650	-	578,858	-
Impairment	33,414	-	140,488	-
Depreciation, depletion and accretion	15,786	-	28,883	-
General and administrative	979,169	1,135	1,608,101	2,959

Total operating costs and expenses	1,373,833	1,135	2,371,942	2,959

Operating loss	(1,351,519)	(1,135)	(926,608)	(2,959)

Other income	90,176	-	118,149	-

Net loss before income tax	(1,261,343)	(1,135)	(808,459)	(2,959)

Income tax benefit	(61,820)	-	-	-

Net loss	$(1,199,523)	$(1,135)	$(808,459)	$(2,959)

Loss per share
Basic and diluted	$(0.06)	$(0.00)	$(0.04)	$(0.00)

Weighted average shares outstanding
Basic and diluted	19,677,317	10,832,017	18,718,787	8,918,000

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	June 30
	2006	2005
Cash flows from operating activities	(Restated)
Net loss	$(808,459)	$(2,959)
Adjustments to reconcile net income to net cash used by operating activities
Depletion, depreciation and accretion	28,883	-
Impairment	140,488	-
Dry hole costs	574,452	-
Issuance of stock options	1,141,691
Gain on sale of property	(1,394,698)	-
Changes in operating assets and liabilities
Increase in accounts receivable and accrued revenue	(34,294)	-
Increase in prepaid insurance	(63,912)	-
Increase in current note payable	49,790	-
Increase in accounts payable	13,149	-
Decrease in accrued expenses and advances	(99,063)	-
Net cash used in operating activities	(451,973)	(2,959)

Cash flows from investing activities
Capital expenditures	(3,518,470)	-
Investment in partnership	(959,904)
Proceeds from sale of properties	3,953,785	-
Net cash used in investing activities	(524,589)	-

Cash flows from financing activities
Issuance of common stock	8,215,000	-
Contributed capital	-	1,000
Net cash provided by financing activities	8,215,000	1,000

Net increase (decrease) in cash	7,238,438	(1,959)
Cash, beginning of period	3,417,510	2,127
Cash, end of period	$10,655,948	$168

Supplemental disclosure of cash flow information
Cash paid for interest	$3,095	$-
Cash paid for federal income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY
Unaudited

	Preferred Stock		Common Stock
	Number of Shares	Total	Number of Shares	Total	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, December 31, 2004	-	-	7,025,017	70,250	126,750	(194,873)	2,127

$0.015 shares issued for services	-	-	3,807,000	38,070	18,930	-	57,000
Contributed capital	-	-	-	-	3,000	-	3,000
$1.00 shares sold in private placement, net	-	-	5,334,300	53,343	4,839,607	-	4,892,950
Shares and warrants issued for working interest	-		25,000	250	49,750	-	50,000
Net loss for 2005	-	-	-	-	-	(220,875)	(220,875)
Balance, December 31, 2005	-	-	16,191,317	161,913	5,038,037	(415,748)	4,784,202

$2.50 shares sold in private placement, net			3,486,000	34,860	8,180,140	-	8,215,000
Stock options issued to the board of directors (Restated)					1,141,691		1,141,691
Net loss for the six months ended June 30, 2006 (Restated)	-	-	-	-	-	(808,459)	(808,459)
Balance, June 30, 2006 (Restated)	-	-	19,677,317	$196,773	$14,359,868	$(1,224,207)	$13,332,434

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
Notes to Unaudited Financial Statements
June 30, 2006
Note 1-Basis of presentation

The unaudited financial statements included herein have been prepared by Petro Resources Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim statements should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2005 and 2004, included in this Company's registration statement on Form SB-2 on file with the SEC (SEC file no. 333-132596). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the registration statement on Form SB-2 have been omitted.

Development Stage - Prior to April 1, 2006, management considered the Company to be in the development stage. During the quarter ended June 30, 2006 the Company's properties began to generate revenue and the planned operations have commenced.

Note 2 - Restatement of Previously Issued Financial Statements

Summary of Restatement Items

The financial statements for the three months and six months ended June 30, 2006 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-QSB have been restated in accordance with the changes described below.

On March 30, 2007, management concluded that errors in the Company’s expensing of options granted in 2006 requires the restatement of previously reported financial results for the three months and six months ended June 30, 2006. Stock based compensation had not been properly calculated in accordance with SFAS 123(R). The volatility used in the Black-Scholes model to value the options originally was determined improperly. The Company determined that it should have used the volatility of comparable companies based on the limited trading history of the Company. The Company also determined that it had not properly expensed the options over the vesting period of the stock options. As a result of the restatement, the Company recognized additional stock compensation expense of $366,691 for the three and six months ended June 30, 2006.

The financial statements and other financial information in this Amendment No. 1 to the June 30, 2006 Form 10-QSB have been restated accordingly.

As summary of the effects of this restatement is shown in the following table:

Description	As previously reported	As restated
Balance Sheet - June 30, 2006
Additional paid-in capital	$13,993,177	$14,359,868
Accumulated deficit	(857,516)	(1,224,207)

Statement of Operations - Three Months Ended June 30, 2006
General and administrative expense	612,478	979,169
Operating loss	(984,828)	(1,351,519)
Net loss before income tax	(894,652)	(1,261,343)
Net loss	(832,832)	(1,199,523)
Net loss per share, basic and diluted	(0.04)	(0.06)

Statement of Operations - Six Months Ended June 30, 2006
General and administrative expense	1,241,410	1,608,101
Operating loss	(599,917)	(966,608)
Net loss before income tax	(441,768)	(808,459)
Net loss	(441,768)	(808,459)
Net loss per share, basic and diluted	$(0.02)	$(0.04)

PETRO RESOURCES CORPORATION
Notes to Unaudited Financial Statements
June 30, 2006

Note 3 - Asset retirement obligations

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

The following is a reconciliation of the Company's asset retirement obligation:

Balance at December 31, 2005	$10,337
Additional liabilities incurred	2,993
Accretion expense	375
Balance at June 30, 2006	$13,705

Note 4 - Stock based compensation

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

PETRO RESOURCES CORPORATION
Notes to Unaudited Financial Statements
June 30, 2006

Effective March 1, 2006, the Company added three new members to its Board of Directors and granted each of them 200,000 options to purchase the Company's common stock at $3.80 per share. These options vest one fourth immediately and one fourth on each of the next three March 1 anniversaries. The options were valued using the Black-Scholes model with the following assumptions: $3.80 stock price (the selling price of the stock on March 1, 2006); $3.80 exercise price; 108% volatility; ten-year term; zero dividend; and 4.525% discount rate.

During April and May 2006, the Company added two new members to its Board of Directors. Effective May 5, 2006, the Company granted each of them 200,000 options to purchase the Company's common stock at $3.80 per share. These options vest one fourth immediately and one fourth on each of the next three March 1 anniversaries. The options were valued using the Black-Scholes model with the following assumptions: $5.50 stock price (the selling price of the stock on May 5, 2006); $3.80 exercise price; 108% volatility; ten-year term; zero dividend; and 4.525% discount rate.

The Company recognized stock compensation expense of $1,141,691 for the six months ended June 30, 2006.

Note 5 - Earnings per share

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

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Basic and diluted earnings per share:
Net loss - basic and diluted	$(1,199,523)	$(1,135)	$(808,459)	$(2,959)

Weighted average shares outstanding	19,677,317	10,832,017	18,718,787	8,918,000
Net income (loss) per share	$(0.06)	$(0.00)	$(0.04)	$(0.00)

Warrants and options outstanding	7,248,971	0	7,248,971	0

PETRO RESOURCES CORPORATION
Notes to Unaudited Financial Statements
June 30, 2006

Note 6 - Accounts payable

At June 30, 2006, the Company's accounts payable consisted of the following:

Vendor	Amount Due
Approach Operating, LLC	$196,886
Bayou City Exploration, Inc.	318,094
Tahosa Holdings, LLC	1,927,463
Other	23,958
$2,466,401

Of the $2,466,401 due vendors, approximately $2,453,000 was related to property costs and were capitalized.

Note 7 - Note payable

On January 13, 2006, the Company signed a promissory note with a finance company for $107,551.75 to finance its various insurance policies. The interest rate on the note is 7.40% with payments of $10,142.90 per month beginning February 4, 2006 and the final payment due December 4, 2006. The note is secured by the insurance policies.

Note 8 - Investment in limited partnership

In April 2006 the Company agreed to purchase up to $8 million of limited partnership interests in Hall-Houston Exploration II, L.P., a newly formed oil and gas exploration and development partnership that intends to focus primarily offshore in the Gulf of Mexico. In April 2006, Hall-Houston Exploration II, L.P. received commitments for a total of $150 million from the sale of limited partnership interests. The Company's interest in Hall-Houston Exploration II, L. P. represents approximately 5.3% of all interests held by limited partners. The limited partnership expects to commence exploration activities in the third quarter of 2006.

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

Note 9 - Shareholders' equity

In the first quarter of 2006, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register the resale of the common shares issued in connection with the private placements (discussed below), including the shares underlying the warrants.

PETRO RESOURCES CORPORATION
Notes to Unaudited Financial Statements
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

Effective April 1, 2005, the Company issued 3,807,000 shares of its common stock, valued at $0.015 per share and representing approximately one third of all outstanding shares, to a group headed by Wayne Hall, the Company's new CEO, as an inducement to join the Company and implement a business plan focused on domestic oil and gas exploration.

Note 10 - Commitments and contingencies

Late filing penalty - The Company was committed to pay a cash penalty of $20,000 per month to the largest investor in the 2005 private placement (see Note 9) if it was unable to file its Registration Statement on Form SB-2 with the Securities and Exchange Commission by January 15, 2006. However, the investor verbally waived the penalty.

Note 11 - Income taxes

Reconciliation between the actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate to income from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Computed at U.S. statutory rate at 15%	$(179,928)	$170	$(121,269)	$444
Permanent differences	115,004	-	171,254	-
Changes in valuation allowance	3,104	(170)	49,985	(444)
Total	$(61,820)	$0	$0	$0

PETRO RESOURCES CORPORATION
Notes to Unaudited Financial Statements
June 30, 2006

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at June 30, 2006 are presented below.

June 30 2006
Deferred tax assets:
Net operating loss carryforwards	$304,000
Oil & gas properties	34,000
Less valuation allowance	$(338,000)
-

Note 12 - Oil and gas reserves

The Company has obtained an estimated reserve study as of March 31, 2006 for the working interests owned as of that date. The estimates were made by petroleum engineers independent of the Company. The total proved reserves are as follows:

Oil, MBBLs	7
Gas, MMCF	644
Cash flow, discounted at 10%	$2,900,017

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

We do not have a significant operating history and, as a result, there is a limited amount of information about us on which to make an investment decision. We were incorporated in June 1997 to engage in the design and manufacturing of children's apparel. We terminated that business line in 1999 and since then have been engaged in the pursuit of alternative lines of business. In late 2004, we began to focus our attention on oil and gas exploration and development in the United States. In April 2005, we commenced assembling our present management team. In July 2005, we acquired our initial exploratory drilling prospects and commenced drilling activities in November 2005. In December 2005, we commenced production from our first oil and gas prospects and received our first revenues from oil and gas production in February 2006. However, as of the date of this report, we have not received significant revenue from oil and gas production. Our company has insignificant prior operating experience in the oil and gas industry. Accordingly, there is little operating history upon which to judge our current operations.

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

We intend to conduct exploratory operations in the Gulf of Mexico, however the extent of the effect of Hurricanes Katrina and Rita on oil and natural gas operations in the Gulf of Mexico was substantial and is not yet fully known . In order to establish a presence in the Gulf of Mexico, we have made a commitment to invest $8 million in Hall-Houston Exploration II, L.P., a newly formed oil and gas exploration and development partnership that intends to focus primarily offshore in the Gulf of Mexico. In August and September 2005, after passing through the Gulf of Mexico, Hurricanes Katrina and Rita made landfall on the coasts of Louisiana and Texas and caused one of the worst natural disasters in U.S. history. Substantial amounts of oil and natural gas production in the Gulf of Mexico were shut-in as a result of the storms. There was also extensive damage to pipelines, processing plants and other infrastructure in the Gulf of Mexico that delayed some or all of the shut-in production from coming back “on-line.” The extent of damage from Katrina and Rita to facilities in the Gulf of Mexico was substantial and is not yet fully known. This damage, as well as any damage resulting from future hurricanes in the Gulf of Mexico, may have a material adverse effect on Hall-Houston Exploration II, L.P.'s exploration and production activities. Hall-Houston Exploration II, L.P. has advised us that it does anticipate having business interruption insurance coverage for losses resulting from natural disasters or other causes.

We have made a significant commitment to invest in Hall-Houston Exploration II, L.P., however two of our directors are controlling persons of the partnership and, as a result, our involvement in Hall-Houston Exploration II, L.P. may be subject to material conflicts of interest . Hall-Houston Exploration II, L. P. is sponsored and managed by Hall-Houston Exploration Partners, L.L.C. The president and chief financial officer of Hall-Houston Exploration Partners, L.L.C. are Gary L. Hall and Brad Bynum, respectively, both of whom presently serve on our board of directors. In addition, Gary L. Hall is the brother of our chief executive officer, Wayne P. Hall. In the course of their management of Hall-Houston Exploration II, L. P., it is likely that Gary Hall and Brad Bynum may be required to make certain decisions and take certain actions that conflict with us or that may otherwise be in the best interest of Hall-Houston Exploration II, L. P., but may not be in the best interest of our company. For example, the general partner of Hall-Houston Exploration II, L. P. may decide to issue capital calls to the partners of Hall-Houston Exploration II, L. P. at times or in amounts that may be inconvenient for our company. It is also possible that there may develop disagreements between us and Hall-Houston Exploration II, L. P. over our respective rights and obligations under the limited partnership agreement. In the event of any such conflict or disagreement, Gary Hall and Brad Bynum will have a material conflict of interest between their duties to and interests in our company and their duties to and interests in Hall-Houston Exploration II, L. P. There can be no assurance that any such conflict of interest will be handled or resolved in a manner that does not have a material negative impact upon our rights, interests or opportunities.

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

Our industry is highly competitive which may adversely affect our performance, including our ability to participate in ready to drill prospects in our core areas . We operate in a highly competitive environment. In addition to capital, the principal resources necessary for the exploration and production of oil and natural gas are:

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

Our common stock may be considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.  To the extent the price of our common stock trades below $5.00 per share or we have a net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely the affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

ITEM 3. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer have reviewed and continue to evaluate the effectiveness of our controls and procedures over financial reporting and disclosure (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. The term “disclosure controls and procedures” is defined in Rules13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our controls and procedures over financial reporting and disclosure, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In the first quarter of 2007, we became aware that we improperly applied FAS 123R in valuing common stock options granted by our board of directors in March and April 2006. Our improper application of FAS 123R resulted in the incorrect calculation for option expenses as reported in our quarterly report on Form 10-QSB for the quarter ended June 30, 2006. We have taken the following steps to remediate these deficiencies as follows:

•	we have modified our accounting procedures for valuing common stock options to comply with FAS 123R ; and

•	we will accelerate our search for additional qualified accounting personnel.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were not effective as of June 30, 2006 as a result of the improper accounting for option expenses under FAS 123R, as described above. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PETRO RESOURCES CORPORATION

Date: July 23, 2007	By:	/s/ Wayne P. Hall
Wayne P. Hall
Chief Executive Officer

