Form 10QSB/A
period 2006-09-30
PETRO RESOURCES CORP
filed 2007-07-24
CIK 1335190

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

EXPLANATORY NOTE

Petro Resources Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 to increase our general and administrative expense and our net loss for the three and nine month periods ended September 30, 2006 by $228,425 and $595,116, respectively. (See the disclosure under Note 3 - “Restatement of Previously Issued Financial Statements” to the financial statements in this Quarterly Report on Form 10-QSB/A). In the course of undergoing our audit for the year ended December 31, 2006, we became aware that we improperly applied FAS 123R in valuing common stock options granted by our board of directors in March and April 2006. Our improper application of FAS 123R resulted in the incorrect calculation of option expense as reported in our quarterly report on Form 10-QSB for the three month period ended September 30, 2006 previously filed with the SEC. This Amendment No. 1 to Quarterly Report on Form 10-QSB/A is filed for the purposes of correcting the application of FAS 123R to the option grants.

The Items in our Form 10-QSB for the quarter ended September 30, 2006 that are amended and restated are as follows: Part I: Item 1 - Financial Statements; Item 2 - Management’s Discussion and Analysis or Plan of Operations; Item 3 - Controls And Procedures; and Part II: Item 6 - Exhibits.

The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update those disclosures in any way other than as required to reflect the effects of the restatements.

PETRO RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

Page

Part I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements (unaudited):

Balance Sheets as of September 30, 2006 and December 31,2005	F-1

Statements of Operations for the Three Month and Nine Month Periods Ended September 30, 2006 and 2005	F-2

Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	F-3

Statement of Stockholders' Equity for the Nine Months Ended September 30, 2006	F-4

Notes to Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operations	2

Item 3. Controls and Procedures	10

Part II. OTHER INFORMATION

Item 6. Exhibits	11

SIGNATURES	12

PETRO RESOURCES CORPORATION
Balance Sheets
(Unaudited)

	September 30, 2006	December 31, 2005
Assets	(Restated)
Current assets
Cash and cash equivalents	$6,874,868	$3,417,510
Accounts receivable and accrued revenue	30,407
Prepaid insurance	36,522
Total current assets	6,941,797	3,417,510
Oil and gas properties, using successful efforts accounting
Unproved	3,330,559	1,488,505
Proved	937,527	-
	4,268,086	1,488,505
Less: accumulated depreciation & depletion	191,410	(212)
Net oil and gas properties	4,076,676	1,488,293
Investment in partnership	959,904	-
Total Assets	$11,978,377	$4,905,803
Liabilities and Shareholders' Equity
Current liabilities
Advance from Chief Executive Officer
Accounts payable	$84,604	$2,500
Note payable	20,100	12,000
Accrued expenses	1,525	96,764
Total current liabilities	106,229	111,264
Asset retirement obligation	25,032	10,337
Total liabilities	131,261	121,601
Commitments and contingencies
Shareholders equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued
Common stock, $0.01 par value; 50,000,000 shares authorized, 19,677,317 and 16,191,317 shares issued and outstanding as of September 30, 2006 and December 31, 2005 respectively	196,773	161,913
Additional paid in capital	14,588,293	5,038,037
Accumulated deficit	(2,937,950)	(415,748)
Total shareholders equity	11,847,116	4,784,202
Total Liabilities & Shareholders' Equity	$11,978,377	$4,905,803

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(Restated)		(Restated)
Revenue
Oil and gas sales	$37,528	$-	$88,164	$-
Gain (loss) on sale of property	-	-	1,394,698	-
	37,528	-	1,482,862	-
Operating costs and expenses
Production	9,517	-	25,129	-
Exploration	1,276,770	-	1,855,628	-
Impairment	-	-	140,488	-
Depreciation, depletion and accretion	22,439	-	51,322	-
General and administrative	522,027	11,150	2,130,128	14,109

Total operating costs and expenses	1,830,753	11,150	4,202,695	14,109

Operating income (loss)	(1,793,225)	(11,150)	(2,719,833)	(14,109)

Other income and (expense)	79,482	-	197,631	-

Net income (loss) before income tax	(1,713,743)	(11,150)	(2,522,202)	(14,109)

Income tax provision (benefit)	-	-	-	-

Net income (loss)	$(1,713,743)	$(11,150)	$(2,522,202)	$(14,109)

Earnings per share - basic and diluted	$(0.09)	$(0.00)	$(0.13)	$(0.00)

Weighted average shares outstanding-basic	19,677,317	10,832,017	19,041,808	8,918,000

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
Statement of Changes in Shareholders' Equity
For the Nine Month Period Ended September 30, 2006
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Total	Number of Shares	Total	Paid-in Capital	Accumulated Deficit	Shareholders' Equity
Balance, December 31, 2005	-	$-	16,191,317	$161,913	$5,038,037	$(415,748)	$4,784,202
Shares and warrants sold in private placement, net			3,486,000	34,860	8,180,140	-	8,215,000
Stock options issued to the board of directors (Restated)					1,370,116	-	1,370,116
Net loss for the nine months ended September 30, 2006 (Restated)						(2,522,202)	(2,522,202)
Balance, September 30, 2006	-	$-	19,677,317	$196,773	$14,588,293	$(2,937,950)	$11,847,116

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
	2006	2005
Cash flows from operating activities	(Restated)
Net income (loss)	$(2,522,202)	$(14,109)
Adjustment to reconcile net income to net cash
used by operating activities:
Depletion, depreciation and accretion	51,322	-
Impairment	140,488	-
Dry hole costs	1,850,742	-
Issuance of stock options	1,370,116
Gain on sale of property	(1,394,698)	-
Changes in operating assets and liabilities:
Increase in accounts receivable and accrued revenue	(30,407)	-
Increase in prepaid insurance	(36,522)	-
Increase in current note payable	20,100	-
Increase in accounts payable	51,280	2,500
Decrease in accrued expenses and advances	(97,739)	-
Net cash from operating activities	(597,520)	(11,609)

Cash flows from investing activities
Capital expenditures	(7,154,003)	(82,283)
Investment in partnership	(959,904)
Proceeds from sale of properties	3,953,785	-
Net cash from investing activities	(4,160,122)	(82,283)

Cash flows from financing activities
Issuance of common stock	8,215,000	477,500
Contributed capital	-	1,000
Net cash from financing activities	8,215,000	478,500

Net increase (decrease) in cash	3,457,358	384,608
Cash, beginning of period	3,417,510	2,127
Cash, end of period	$6,874,868	$386,735

Supplemental disclosure of cash flow information
Cash paid for interest	$3,834	$-
Cash paid for federal income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
Notes to Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of Petro Resources Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Petro Resource's included in Petro Resources' registration statement on Form SB-2 on file with the Securities and Exchange Commission (SEC file no. 333-132596). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the registration statement on Form SB-2 have been omitted.

Note 2 - Investment in Limited Partnership

In April 2006, Petro Resources agreed to purchase up to $8 million of limited partnership interests in Hall-Houston Exploration II, L.P., a newly formed oil and gas exploration and development partnership that intends to focus primarily offshore in the Gulf of Mexico.  In April 2006, Hall-Houston Exploration II, L.P. received commitments for a total of $150 million from the sale of limited partnership interests.  Petro Resources' interest in Hall-Houston Exploration II, L. P. represents approximately 5.3% of all interests held by limited partners.  The limited partnership commenced exploration activities in the third quarter of 2006.  Pursuant to the limited partnership agreement, the limited partners of Hall-Houston Exploration II, L. P. are required to fund their investment in the partnership based on calls for capital made by the general partner from time to time.  The general partner can issue a call for capital contributions at any time, and from time to time, over a three year period expiring in April 2009.  As of September 30, 2006, Petro Resources had funded $959,904 of its $8 million commitment.  Petro Resources funded an additional $1,333,200 to Hall-Houston Exploration II, L.P. during October 2006 based on a cash call received from the partnership.

Petro Resources uses the cost method to account for its interest in this partnership.

Note 3 - Restatement of Previously Issued Financial Statements

Summary of Restatement Items

The financial statements for the three months and nine months ended September 30, 2006 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-QSB have been restated in accordance with the changes described below.

On March 30, 2007, management concluded that errors in Petro Resources’ expensing of options granted in 2006 require the restatement of previously reported financial results for the three months and nine months ended September 30, 2006. Stock based compensation had not been properly calculated in accordance with SFAS 123(R). The volatility used in the Black-Scholes model to value the options originally was determined improperly. Petro Resources determined that it should have used the volatility of comparable companies based on the limited trading history of Petro Resources. Petro Resources also determined that it had not properly expensed the options over the vesting period of the stock options. As a result of the restatement, Petro Resources recognized additional stock compensation expense of $228,425 and $595,116 for the three and nine months ended September 30, 2006, respectively.

The financial statements and other financial information in this Amendment No. 1 to the September 30, 2006 Form 10-QSB have been restated accordingly.

PETRO RESOURCES CORPORATION
Notes to Financial Statements

A summary of the effects of this restatement is shown in the following table:

	As previously reported	As restated
Balance Sheet - September 30, 2006
Additional paid-in capital	$13,993,177	$14,588,293
Accumulated deficit	(2,342,834)	(2,937,950)

Statement of Operations - Three Months Ended September 30, 2006
General and administrative expense	293,602	522,027
Operating loss	(1,564,800)	(1,793,225)
Net loss before income tax	(1,485,318)	(1,713,743)
Net loss	(1,485,318)	(1,713,743)
Net loss per share, basic and diluted	(0.08)	(0.09)

Statement of Operations - Nine Months Ended September 30, 2006
General and administrative expense	1,535,012	2,130,128
Operating loss	(2,124,717)	(2,719,833)
Net loss before income tax	(1,927,086)	(2,522,202)
Net loss	(1,927,086)	(2,522,202)
Net loss per share, basic and diluted	(0.10)	(0.13)

Note 4 - Shareholders' Equity

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

Note 5 - Oil and Gas Reserves

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

Note 6 - Subsequent Events

In October 2006, Petro Resources entered into a letter of intent with an unaffiliated party for the acquisition of an interest in 15 fields located in the Williston Basin in North Dakota. The property consists of approximately 15,000 acres and 150 wells which are currently producing approximately 520 barrels of oil per day net to the seller's interest. Pursuant to the letter of intent, Petro Resources will acquire fifty percent (50%) of the interest currently owned by the seller in the wells and acreage. The private entity selling the 50% interest is also the operator of the property. The parties intend for transaction to close, assuming satisfaction of certain conditions, on or before December 31, 2006.

In return for the 50% interest, Petro Resources will pay to the seller cash and Petro Resources common stock.  In addition, Petro Resources will be required to contribute development capital towards 100% of the mutually agreed upon joint capital costs of the existing secondary recovery and development program and in other joint participations over a three year period. For a period of 36 months from the closing, the seller will guarantee that Petro Resources' share of gross production revenue from the property shall be not less than the financial equivalent of 300 barrels of oil per day.

The consummation of the transaction is subject to certain closing conditions, including the negotiation and execution of mutually agreeable definitive agreements, Petro Resources' independent confirmation of reserves, production and operating expenses associated with the property and Petro Resources' acquisition of $60 million of financing. Petro Resources is in discussions with certain financing sources for the provision of $60 million of financing; however as of the date of this report there are no agreements or understandings on the part of anyone to provide the required financing to Petro Resources.

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

Williston Basin Acquisition. In October 2006, we entered into a letter of intent with an unaffiliated party for the acquisition of an interest in 15 fields located in the Williston Basin in North Dakota . The properties consist of approximately 15,000 acres and 150 wells which are currently producing approximately 520 barrels of oil per day net to the seller's interest. Pursuant to the letter of intent, we will acquire fifty percent (50%) of the interest currently owned by the seller in the wells and acreage. The seller of the 50% interest is also the operator of the property. The parties intend for transaction to close, assuming satisfaction of certain conditions, on or before December 31, 2006.

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

New Albany Shale - “Boomerang Prospect”, Kentucky. In August 2006, we acquired a 10% working interest in an exploratory prospect in southwestern Kentucky at an acquisition cost of $339,368. This interest was acquired from Approach Resources, Inc., who also serves as the operator, and is known as our “New Albany Shale' prospect. The prospect consists of approximately 72,000 gross acres located in the southwestern Kentucky region of the Illinois basin, and is prospective for natural gas from a horizon of shallow shale that is present at depths between 2,500 and 3,500 feet deep. Our working interest could be reduced by 1/3 to a 6.6667% working interest if a third party exercises a right to participate for up to 33% working interest after three initial test wells are drilled. We expect that the first three test wells will be drilled and cored before year end.

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

In the first quarter of 2007, we became aware that we improperly applied FAS 123R in valuing common stock options granted by our board of directors in March and April 2006. Our improper application of FAS 123R resulted in the incorrect calculation for option expenses as reported in our quarterly report on Form 10-QSB for the quarter ended September 30, 2006. We have taken the following steps to remediate these deficiencies as follows:

•	we have modified our accounting procedures for valuing common stock options to comply with FAS 123R ; and

•	we will accelerate our search for additional qualified accounting personnel.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective not as of September 30, 2006 as a result of the improper accounting for option expenses under FAS 123R, as described above.. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PETRO RESOURCES CORPORATION

Date: July 23, 2007	/s/ Wayne P. Hall Wayne P. Hall,
Chief Executive Officer