Form 10QSB
period 2007-06-30
PETRO RESOURCES CORP
filed 2007-08-14
CIK 1335190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

-OR-

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of August 13, 2007 there were 21,273,172 shares of Common Stock ($.01 par value) outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

PETRO RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED JUNE 30, 2007

TABLE OF CONTENTS

Page

Part I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited):

Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	F-1

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006	F-2

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	F-3

Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2007	F-4

Notes to Consolidated Financial Statements	F-5

Item 2. Management’s Discussion and Analysis or Plan of Operations	2

Item 3A(T). Controls and Procedures	10

Part II. OTHER INFORMATION

Item 6. Exhibits	12

SIGNATURES	13

PETRO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$887,107	$4,285,204
Marketable securities	2,000,000	-
Accounts receivable and accrued revenue	614,087	91,344
Prepaids	102,075	11,602
Total current assets	3,603,269	4,388,150

Property and equipment, net of depreciation, depletion and amortization
Oil and natural gas properties, successful efforts accounting
Unproved properties	25,787,359	3,728,112
Proved properties	5,213,295	527,958
Furniture and fixtures	99,139	-
Total property and equipment	31,099,793	4,256,070

Other assets
Deferred financing costs, net of amortization of $558,704	2,358,922	-
Investment in partnership	3,093,024	2,293,104
Deposit	10,257	10,257
Total other assets	5,462,203	2,303,361

Total Assets	$40,165,265	$10,947,581

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,599,973	$216,870
Accrued liabilities	15,625	1,300
Stock Payable	5,250	-
Current portion of notes payable	5,722,743	-
Total current liabilities	7,343,591	218,170

Note payable, net of current maturities and discount of $3,552,005	8,170,882	-
Derivative liabilities	721,790	-
Accumulated production floor payments	125,269	-
Asset retirement obligation	1,617,272	30,653
Total liabilities	17,978,804	248,823

Redeemable Preferred Stock
Series A Convertible Preferred Stock, $0.01 par value; 10,000,000 shares authorized, $3 stated value, issued 2,294,612 shares; cumulative, dividend rate 10% per annum with liquidation preferences	6,883,836	-

Shareholders' equity
Common stock, $0.01 par value; 100,000,000 shares authorized,
21,273,172 and 19,677,317 shares issued and outstanding
as of June 30, 2007 and December 31, 2006 respectively	212,732	196,773
Additional paid in capital	21,422,663	14,816,718
Accumulated deficit	(6,332,770)	(4,314,733)
Total shareholders' equity	15,302,625	10,698,758

Total Liabilities and Shareholders' Equity	$40,165,265	$10,947,581

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue
Oil and gas sales	$1,624,409	$32,879	$2,374,437	$50,636
Other	-	-	100,000	-
Gain (loss) on sale of property	-	(10,565)	-	1,394,698
	1,624,409	22,314	2,474,437	1,445,334
Expenses
Lease operating expenses	980,132	10,814	1,462,271	15,612
Exploration costs	-	334,650	173,589	578,858
Impairment of oil & gas properties	-	33,414	15,712	140,488
Depreciation, depletion, and accretion	176,757	15,786	310,383	28,883
General and administrative	819,823	979,169	1,419,314	1,608,101

Total expenses	1,976,712	1,373,833	3,381,269	2,371,942

Net loss from operations	(352,303)	(1,351,519)	(906,832)	(926,608)

Other income and (expense)
Interest income	30,301	91,457	74,339	121,244
Interest expense	(183,152)	(1,281)	(296,408)	(3,095)
Loss on derivative contracts	(1,277,737)	-	(726,701)	-

Net loss before federal income tax	(1,782,891)	(1,261,343)	(1,855,602)	(808,459)

Provision for income tax	-	61,820	-	-

Net loss	$(1,782,891)	$(1,199,523)	$(1,855,602)	$(808,459)
Dividend on Series A Preferred Stock	(162,435)	-	(162,435)	-
Net loss available to common shareholders	$(1,945,326)	$(1,199,523)	$(2,018,037)	$(808,459)

Earnings per share
Basic and diluted	$(0.09)	$(0.06)	$(0.09)	$(0.04)

Weighted average common shares outstanding
Basic and diluted	21,308,023	19,677,317	21,252,952	18,718,787

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2007	2006
Cash flows from operating activities
Net loss	$(1,855,602)	$(808,459)
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depletion, depreciation, and accretion	310,383	28,883
Amortization included in interest expense	197,579	-
Impairment	15,712	140,488
Dry hole costs	173,589	574,452
Issuance of common stock and stock options for services	634,736	1,141,691
Gain on sale of property	-	(1,394,698)
Unrealized loss on derivative contracts	721,790	-
Accretion of asset retirement obligation	-	-
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(522,742)	(34,294)
Prepaid expenses	(90,473)	(63,912)
Accounts payable	211,103	13,149
Accrued expenses	19,575	(99,063)
Net cash provided by (used in) operating activities	(184,350)	(501,763)

Cash flows from investing activities
Capital expenditures	(2,404,936)	(3,518,470)
Acquisition of Williston Basin	(14,397,855)	-
Investment in partnership	(799,920)	(959,904)
Investment in marketable securities	(2,000,000)	-
Proceeds from sale of properties	-	3,953,785
Net cash used in investing activities	(19,602,711)	(524,589)

Cash flows from financing activities
Issuance of common stock	-	8,215,000
Issuance of preferred stock	2,000,000	-
Costs to issue preferred stock	(14,705)	-
Financing costs	(2,867,626)	-
Proceeds from notes payable	-	49,790
Proceeds from loan	17,655,540	-
Principal payment on loan	(384,245)	-
Net cash provided by financing activities	16,388,964	8,264,790

Net increase (decrease) in cash	(3,398,097)	7,238,438
Cash, beginning of period	4,285,204	3,417,510

Cash, end of period	$887,107	$10,655,948

Supplemental disclosure of cash flow information
Cash paid for interest	$667,281	$3,095
Cash paid for federal income taxes	$-	$-

Non-cash transactions
Common stock issued in acquisition of Williston Basin properties	$10,723,274	$-
Royalty interest issued in connection with debt	$4,118,971	-
Preferred stock dividend paid in preferred shares	$162,435	-
Cancellation of common stock in exchange for preferred stock	$4,721,401	-
Capitalized interest in oil and gas properties	$1,227,695	-

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the six months ended June 30, 2007
(Unaudited)

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Shareholders'
	of Shares	Total	Capital	Deficit	Equity
Balance, December 31, 2006	19,677,317	$196,773	$14,816,718	$(4,314,733)	$10,698,758

Stock options issued to the board of directors			456,851		456,851
Stock options issued for consulting services			58,000		58,000
Stock options issued for employee services			56,885		56,885
Stock issued for employee services	25,000	250	62,750		63,000
Stock issued for purchase of property	3,144,655	31,447	10,691,827		10,723,274
Exchange of preferred stock for common stock and warrants	(1,573,800)	(15,738)	(4,705,663)		(4,721,401)
Legal expense for preferred stock issuance			(14,705)		(14,705)
Dividend on Series A Preferred Stock				(162,435)	(162,435)
Net loss for the six months ended June 30, 2007	-	-	-	(1,855,602)	(1,855,602)
Balance, June 30, 2007	21,273,172	$212,732	$21,422,663	$(6,332,770)	$15,302,625

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

On February 16, 2007, we acquired approximately a 43% average working interest in 15 fields located in the Williston Basin in North Dakota for a total purchase price of $25,121,129. This acquisition significantly impacted our balance sheet and statement of operations as of and for the periods ended June 30, 2007.

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

Deferred financing costs. In connection with debt financings in 2007, Petro Resources has paid $2,848,788 in fees. These fees were recorded as deferred financing costs and are being amortized over the life of the loans using the effective interest method.

Convertible instruments. We follow SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as well as EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features of Contingency Adjustment Conversion Ratios” in determining if there are any bifurcation or beneficial conversion issues.

Marketable securities. We account for its marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Our marketable securities are classified as trading and are carried at fair value, with unrealized gains and losses included in earnings.

Derivative Financial Instruments. We use commodity derivative financial instruments, typically options and swaps, to manage the risk associated with fluctuations in oil and gas prices. We account for derivatives under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related interpretations and amendments. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Our oil and gas price swaps are not designated as hedges. In accordance with provisions of SFAS No. 133, these instruments have been marked-to-market through earnings.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 2—Derivative Financial Instruments

We entered into commodity derivative financial instruments intended to hedge our exposure to market fluctuations of oil prices.

As of June 30, 2007,we had commodity swaps for the following oil volumes:

Period	Volumes	Fixed Price
Oil (BBL PER DAY):
Mar. 2007 - Feb. 2008	175	63.70
Mar. 2008 - Feb. 2009	100	65.70
Mar. 2009 - Feb. 2010	75	65.40

During the six months ended June 30, 2007, we incurred a net loss of $726,701 related to derivative contracts. Included in this loss was $4,909 of realized losses related to settled contracts and $721,792 of unrealized losses related to unsettled contracts. Unrealized losses are based on the changes in the fair value of derivative instruments covering positions beyond June 30, 2007.

Note 3 - Williston Basin Acquisition

On February 16, 2007, we closed on the acquisition of an approximate 43% average working interest in 15 fields located in the Williston Basin in North Dakota. Pursuant to the Purchase and Sale Agreement dated December 11, 2006 between Eagle Operating Inc., of Kenmare, North Dakota, and our newly formed wholly-owned subsidiary, PRC Williston, LLC, a Delaware limited liability company, we acquired 50% of Eagle Operating’s working interest in approximately 15,000 acres and 150 wells which are currently producing approximately 260 barrels of oil per day net to PRC Williston’s interest. The acquisition was accounted for using the purchase method under SFAS No. 141. Eagle Operating is the operator of the Williston Basin properties.

As consideration for the working interest, we paid $12,653,648 in cash, which included $2,653,648 of additional well costs incurred by Eagle Operating, and issued 3,144,655 shares of our common stock valued at $10,723,274 (based on the average of the high and low price per share on the closing date) to Eagle Operating. In addition, we incurred $1,744,207 in fees and expenses related to the acquisition and assumed the asset retirement obligation associated with these properties. Further, we agreed to contribute development capital towards 100% of the mutually agreed upon joint capital costs of the existing secondary recovery and development program and in other joint participations with Eagle Operating over a three year period not to exceed $45 million.

The acquisition was financed by borrowings under a $75 million credit facility. (see Note 7)

The preliminary purchase price allocation of the assets acquired on February 16, 2007 is as follows:

Assets
Oil and gas properties	$26,671,934

Liabilities and equity
Asset retirement obligation	$(1,550,805)
$25,121,129

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited pro forma operating results for Petro Resources, assuming the acquisition occurred at January 1. 2006, is as follows:

	Six months ended June 30, 2007	Six months ended June 30, 2006

Revenue	$3,061,338	$3,826,707

Net loss	(1,865,329)	(1,833,948)

Net loss per common share	$(0.09)	$(0.10)

The unaudited pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results.

Note 4—Investment in Limited Partnership

In April 2006, we agreed to purchase up to $8 million of limited partnership interests in Hall-Houston Exploration II, L.P., a newly formed oil and gas exploration and development partnership that intends to focus primarily offshore in the Gulf of Mexico. In April 2006, Hall-Houston Exploration II, L.P. received commitments for a total of $150 million from the sale of limited partnership interests. Our interest in Hall-Houston Exploration II, L. P. represents approximately 5.3% of all interests held by limited partners. The limited partnership commenced exploration activities in the third quarter of 2006. Pursuant to the limited partnership agreement, the limited partners of Hall-Houston Exploration II, L. P. are required to fund their investment in the partnership based on calls for capital made by the general partner from time to time. The general partner can issue a call for capital contributions at any time, and from time to time, over a three year period expiring in April 2009. As of June 30, 2007, Petro Resources had funded $3,093,024 of its $8 million commitment. On July 16, 2007, we contributed an additional $799,920.

We use the cost method to account for its interest in this partnership.

Note 5—Shareholders’ Equity

On February 16, 2007, we issued 3,144,655 shares of common stock to Eagle Operating in connection with the purchase of the Williston Basin properties. The shares were valued at $10,723,274 based on the average of the high and low price per share on the closing date.

On March 15, 2007, we granted a consultant options to purchase 25,000 shares of Petro Resources’s common stock at $3.80 per share. We recorded $58,000 of expense, equal to the fair value of the options granted, in connection with this issuance. The options were valued using the Black-Scholes model with the following assumptions: $3.00 quoted stock price; $3.80 exercise price; 107.75% volatility; five-year estimated life; zero dividend; and 5.0% discount rate

On June 1, 2007 we granted 100,000 stock options to our new Chief Financial Officer. The options have an exercise price of $2.50 per share. 25,000 options vested immediately and the remaining 75,000 options will be issued and will vest annually on June 1, 2008, 2009 and 2010. The stock options have a 5 year term expiring on June 1, 2012. In connection with this grant, we recorded $56,885 as compensation expense during the six months ended June 30, 2007. The options were valued using the Black-Sholes model with following assumption: $2.50 quoted stock price; $2.50 exercise price; 107.75% volatility; five-year estimated life; zero dividend; 5.0% discount rate.

In June 2007 we also issued 25,000 shares of restricted common stock, which vested immediately, to our new Chief Financial Officer. In connection with this issuance, we recorded $63,000 as compensation expense based on the closing price of our common stock on June 1, 2007. We also agreed to issue 25,000 additional restricted common shares on June 1, 2008, 2009 and 2010, which vest immediately upon each respective issuance, for an aggregate of 75,000 shares. Compensation expense related to these shares is accrued monthly based on the average monthly quoted shares price.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

In connection with the issuance of preferred stock, we received and cancelled 1,573,800 shares of common stock and recorded a reduction in common stock and additional paid in capital totaling $4,721,401. (See Note 8) In addition, we recorded a reduction of $14,705 in additional paid in capital associated with the costs of issuing the preferred shares.

In June 2007, Petro Resources changed its authorized common stock (.01 par value) from 50 million to 100 million and changed its 2006 Incentive Stock Plan authorized common stock from 1.5 million to 3 million common shares.

Note 6—Accumulated Production Floor Payments

On February 16, 2007, we acquired from Eagle Operating, Inc. an interest in 15 producing oil fields located in the Williston Basin of North Dakota. For a period of thirty-six months following the acquisition date, Eagle Operating has guaranteed that PRC Williston’s share of gross monthly production revenue from the properties will not be less than the financial equivalent of 300 barrels of oil per day multiplied by the number of days in a given month (the product referred to as the “production floor”). In the event that our net share of gross production for any month is less than the production floor, Eagle Operating is obligated to pay to Petro Resources, in cash, an amount equal to the difference between the production floor and the actual net barrels to our interest multiplied by the average price of crude oil paid for the oil production from the properties for that month (the “production floor payment”). During the thirty-six month period, for any month in which our net share of oil production exceeds the production floor, Eagle Operating shall be entitled to recover a portion of the production floor payments previously made to us, also in the form of a cash payment, not to exceed the amount by which our net share of oil production exceeds the production floor for such month (a “production floor reimbursement”). At the end of the thirty-six month period, we are obligated to repay to Eagle Operating, in cash, the amount of cumulative production floor payments, net of any production floor reimbursements. At June 30, 2007, we owed Eagle $125,269 related to the production floor payments.

Note 7—Notes Payable

In connection with the Eagle Operating acquisition, we entered into a $75 million credit agreement (the “Credit Facility”) pursuant to which the lenders have agreed to initially loan us $20,273,183 for purposes of financing our Williston Basin acquisition, including certain transaction costs and fees, certain costs of drilling and development of oil and gas properties, and general working capital. Any further advances under the Credit Facility are to be used for drilling and development or to fund additional oil and gas property acquisitions, and are subject to certain conditions and the prior approval of the lenders.

All funds borrowed under the Credit Facility bear interest at a rate equal to (x) the greater of the prime rate or 7.5%, plus (y) 2%, with interest payable monthly. The principal amount of advances outstanding under the credit agreement are repayable monthly in an amount approximating 100% of PRC Williston’s cash on hand (from any source) less all permitted costs and expenses paid by PRC Williston for the monthly period.

The following table reflects the estimated maturities of this loan based on our most recent cash projections:

Years ending:

June 30, 2008	$5,632,555
June 30, 2009	3,395,412
June 30, 2010	8,327,475

Total	$17,355,442

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

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Under the credit agreement, Petro Resources was required to make an equity contribution of at least $5 million to PRC Williston within one hundred eighty days of February 16, 2007, the proceeds of which were to be used to pay down the outstanding principal under the credit agreement. Subsequent to June 30, 2007, Petro Resources paid a fee to the lender of $250,000 and the lender agreed to postpone the equity contribution until October 31, 2007. Petro Resources has the right to make additional equity contributions beyond the required $5 million contribution. In connection with the acquisition, we entered into equity participation agreements with the lenders pursuant to which we agreed to pay to the lenders an aggregate of 12.5% of all distributions paid to the owners of PRC Williston, which at this time is 100% owned by Petro Resources. PRC Williston also granted the lenders a 4% overriding royalty interest, proportionally reduced, in its oil and gas leases. The participation and overriding royalty interest was valued at $4,118,971 and the loan origination fee of $299,604 is included in the notes payable discount. Also in connection with debt financings in 2007, Petro Resources paid $2,848,788 in fees. These fees were recorded as deferred financing costs. Both the discount and the deferred financing costs are being amortized over the life of the loans using the effective interest method.

The credit agreement obligates PRC Williston to comply with certain financial covenants calculated as of the last day of each fiscal quarter, including a minimum current ratio beginning with the quarter ending on June 30, 2007, a minimum interest coverage ratio and debt coverage ratios based on earnings and petroleum reserves, as such ratios are defined in the agreement. In addition, the credit agreement also provides for restrictions on additional borrowings, payments to members, investments and capital expenditures. Subsequent to June 30, 2007, PRC Williston entered into an agreement with the lender to postpone the calculation of the financial covenants until the quarter ending September 30, 2007.

The following is a summary of our debt:

June 30, 2007

PRC Williston Credit Facility	$17,355,442
Discount on Credit Facility, net of amortization	(3,552,005)
Net PRC Williston Credit Facility	13,803,437
Other note payable	90,188
Total long-term debt	13,893,625
Less: current portion	(5,722,743)
Net long-term debt	$8,170,882

On March 1, 2007, Petro Resources signed a promissory note with a finance company to finance its various insurance policies. The interest rate on the note is 7.90% with payments of $13,225 per month beginning April 1, 2007 and the final payment due February 1, 2008. The note is secured by the insurance policies. At June 30, 2007, the outstanding balance on the note was $90,188.

Note 8—Series A Preferred Stock

On April 3, 2007, we completed the sale of 2,240,467 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) to two funds managed by Touradji Capital Management, LP in consideration for (i) payment of $2 million; (ii) return of 1,573,800 shares of its common stock, with a deemed aggregate value of $4,721,400, or $3.00 per common share; and (iii) the return of 160,000 common stock purchase warrants held by the funds. The total aggregate value of the Series A Preferred Stock recorded was $6,721,401. The Series A Preferred Stock was recorded as a liability in accordance with SEC requirements for mandatorily redeemable preferred stock. The Preferred Stock dividends of $162,435 at June 30, 2007 was recorded in accordance with SEC requirements.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Petro Resources has cancelled both the returned common shares and the warrants. The Series A Preferred Stock was issued at a stated value of $3.00 per share and is convertible into Petro Resources’ common stock at a conversion price of $4.50 per share. Both the stated value and conversion price are subject to adjustment in the event of any stock splits, stock dividends, combinations or the like affecting the Series A Preferred Stock or common stock, or any fundamental transactions. Each share of Series A Preferred Stock is entitled to dividends on the stated value at the rate of 10% per annum, provided that the dividend rate will increase to 15% on April 3, 2008. Dividends are payable quarterly in cash or, at Petro Resources’ option, in additional shares of Series A Preferred Stock. The Series A Preferred Stock is entitled to vote with the common stock on an as converted basis. If Petro Resources is liquidated, each outstanding share of Series A Preferred Stock will be entitled to a liquidation payment in an amount equal to the greater of (x) the stated value, plus any accrued and unpaid dividends, and (y) the amount payable per share of common stock which a holder of Series A Preferred Stock would have received if the holder had converted to common stock immediately prior to the liquidation event, plus any accrued and unpaid dividends. Petro Resources is required (Mandatory Redemption) to redeem all outstanding shares of Series A Preferred Stock on October 2, 2008 at a redemption price equal to the stated value, plus any accrued and unpaid dividends. Petro Resources has the option to redeem the Series A Preferred Stock at any time, subject to 30 days prior written notice, at the same redemption price. Petro Resources also provided the Touradji funds with registration rights requiring that Petro Resources use its reasonable best efforts to file a registration statement with the SEC by April 30, 2007 for purposes of registering the resale of the shares of common stock underlying the Series A Preferred Stock and the 240,000 warrants still held by the Touradji funds. Petro Resources expects to file a registration statement relating to the Touradji funds’ shares of common stock in the near future.

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

Results of Operations

For the Three Months Ended June 30, 2007 Compared to June 30, 2006

Revenues for the three months ended June 30, 2007 increased to $1,624,409 from $22,314 for the three months ended June 30, 2006. Revenue for the three months ended June 30, 2006 consisted of $32,879 from oil and gas sales offset by a loss on sale of property in the amount of $10,565. Revenue for the three months ended June 30, 2007 consisted entirely of oil and gas sales. The increase in revenue from oil and gas sales between the two reporting periods was due primarily to our acquisition of the interest in the Williston Basis properties in the first quarter of 2007. We generated $1,546,117 of revenue from oil and gas sales from our interest in the Williston Basin properties during the second quarter of 2007.

We expect our revenue from oil and natural gas production to increase significantly in fiscal 2007 versus fiscal 2006 as a result of our acquisition of the interest in the Williston Basin properties and wells coming on line on other properties. As of the date of this report, the Williston Basin wells are currently producing approximately 340 barrel oil equivalents per day net to our interest.

Lease operating expenses for the three months ended June 30, 2007 totaled $980,132 compared to lease operating expenses of $10,814 for the prior year period. The increase in lease operating expenses was due primarily to our recently acquired interest in the Williston Basin properties. Lease operating expenses on the Williston Basin properties totaled $961,291 during the second quarter of 2007.

We incurred no exploration costs in the second quarter of 2007 compared to exploration costs of $334,650 during the prior year period. Exploration costs represent our drilling costs associated with exploratory dry holes. The decline in exploration costs is the result of both decreased exploratory drilling activity overall and the absence of dry holes drilled in the second quarter of 2007.

We incurred no expenses for impairment of oil and gas properties in the second quarter of 2007 compared to impairment expenses of $33,414 during the prior year period. Impairment expenses represent the write-down of previously capitalized expenses for productive wells. We take an impairment charge for a productive well when there is an indication that we may not receive production payments equal to the net capitalized costs. The decline in expenses for impairment of oil and gas properties is the result of the absence of wells needing to be written down to net cost in the second quarter of 2007.

Our expenses for depreciation, depletion, and accretion for the three months ended June 30, 2007 increased to $176,757 from $15,786 for the prior year period. This was due to our increased production as a result of our acquisition of the Williston Basin properties.

General and administrative expenses for the three months ended June 30, 2007 totaled $819,823 compared to general and administrative expenses of $979,169 for the prior year period. General and administrative expenses for the second quarter of 2007 and 2006 included expenses of $348,311 and $776,691 respectively, for outstanding common stock options granted under our Stock Incentive Plan and common shares granted to an executive officer in the second quarter of 2007. Without giving effect to expenses for common shares and stock options, our general and administrative expenses for the second quarter of 2007 and 2006 were $471,512 and $212,478, respectively. The increase in general and administrative expenses (other than expenses for options and common shares) between reporting periods was due to increased professional fees, travel and other expenses related to our purchase of the Williston Basin properties.

During the second quarter of 2007, we incurred $183,152 of interest expense due principally to our credit facility pursuant to which we partially financed our acquisition of the Williston Basin properties. As of June 30, 2007, $17,355,442 was outstanding under the credit facility. During the second quarter of 2007, we also realized $30,301 in interest income, compared to $91,457 in interest income in the prior year period. Interest income consists of returns on our short-term investments. The decrease in interest income between reporting periods is the result of the decline in our cash and cash equivalents on hand between such periods.

During the second quarter of 2007, we generated a loss on derivative contracts of $1,277,737. Beginning in March 2007, we have entered into commodity derivative financial instruments for purposes of hedging our exposure to market fluctuations of oil and gas prices. Our loss on derivative contracts include both $20,970 in losses on the actual settlement of certain derivative financial instruments during the three months ended June 30, 2007 and the unrealized loss of $1,256,767 based on the changes in the fair value of derivative instruments covering positions beyond June 30, 2007.

For the Six Months Ended June 30, 2007 Compared to June 30, 2006

Revenues for the six months ended June 30, 2007 totaled $2,474,437 compared to revenues of $1,445,334 for the six months ended June 30, 2006. Revenue for the six months ended June 30, 2007 consisted $2,374,437 of oil and gas sales, whereas revenue for the prior year period consisted of $50,636 of oil and gas sales and $1,394,698 of revenue from the gain on our sale of an undivided interest in the Palo Duro Basin acreage for cash consideration of approximately $3,950,000, net of our acquisition costs of approximately $2,555,302. The increase in revenue from oil and gas sales was due primarily to our acquisition of the interest in the Williston Basis properties in the first quarter of 2007. We generated $2,166,476 of revenue from oil and gas sales from our interest in the Williston Basin properties from the acquisition date (February 16, 2007) through June 30, 2007. During the first quarter of 2007, we also generated $100,000 of revenue representing a liquidated damage penalty for failure to commence drilling by a specified date assessed against our operating partner in the Palo Duro acreage.

Lease operating expenses for the six months ended June 30, 2007 totaled $1,462,271, compared to lease operating expenses of $15,612 for the prior year period. The increase in lease operating expenses was due primarily to our recently acquired interest in the Williston Basin properties. Lease operating expenses on the Williston Basin properties totaled $1,421,437 from the acquisition date (February 16, 2007) through June 30, 2007.

Exploration costs declined to $173,589 in the first six months of 2007 from $578,858 during the prior year period. Exploration costs represent our drilling costs associated with dry holes. The decline in exploration costs is the result of both decreased exploratory drilling activity overall and a decrease in the number of dry holes drilled as a percentage of all exploratory drilling.

Our expenses for impairment of oil and gas properties declined to $15,712 in the first six months of 2007 from $140,488 during the prior year period. Impairment expenses represent the write-down of previously capitalized expenses for productive wells. We take an impairment charge for a productive well when there is an indication that we may not receive production payments equal to the net capitalized costs. The decline in expenses for impairment of oil and gas properties is the result of a fewer number of wells needing to be written down to net cost.

Our expenses for depreciation, depletion, and accretion for the six months ended June 30, 2007 totaled $310,383, compared to $28,883 for the prior year period. This was due to our increased production as a result of our acquisition of the Williston Basin properties.

General and administrative expenses for the first six months of 2007 totaled $1,419,314 compared to general and administrative expenses of $1,608,101 for the prior year period. General and administrative expenses for the first six months of 2007 and 2006 included expenses of $634,736 and $1,141,691, respectively, for outstanding common stock options granted under our Stock Incentive Plan and common shares issued to an executive officer in the second quarter of 2007. Without giving effect to expenses for common shares and stock options, our general and administrative expenses for the first six months of 2007 and 2006 were $784,578 and $466,410, respectively. The increase in general and administrative expenses (other than expenses for options and common shares) between reporting periods was due to increased professional fees, travel and other expenses related to our purchase of the Williston Basin properties.

During the first six months of 2007, we incurred $296,408 of interest expense due principally to our credit facility pursuant to which we partially financed our acquisition of the Williston Basin properties.

During the first six months of 2007, we incurred a loss on derivative contracts of $726,701. Beginning in March 2007, we have entered into commodity derivative financial instruments for purposes of hedging our exposure to market fluctuations of oil prices. Our loss on derivative contracts include both $4,909 in losses on the actual settlement of certain derivative financial instruments during first six months of 2007 and the unrealized loss of $721,792 based on the changes in the fair value of derivative instruments covering positions beyond June 30, 2007.

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

Financial Condition and Liquidity

As of June 30, 2007, we had total assets of $40 million and a working capital deficit of $3,740,322. We believe that we have sufficient cash on hand to maintain our current level of operations over the next three months without additional capital expenditures. However, we believe that we will require up to $18.5 million of additional capital, in addition to funds that may be made available under our existing credit facility, in order to fund our current commitments and expected plan of operations over the next twelve months. This $18.5 million projected amount includes:

•
Up to $10.0 million of equity contributions to our operating subsidiary, PRC Williston, LLC. We are required under the terms of a credit facility to make an equity contribution of at least $5.0 million to PRC Williston, LLC on or before October 31, 2007.

•
Up to $4.1 million to be called upon to fund our commitment to Hall-Houston Exploration II, L. P. Pursuant to the terms of the Hall-Houston Exploration II, L. P. limited partnership agreement, we are required to fund our investment in the partnership based on calls for capital made by the general partner from time to time. The general partner can issue a call for capital contributions at any time, and from time to time, over a three year period expiring in April 2009. As of June 30, 2007, we had funded only $3.1 million of our $8 million commitment, however we funded an additional $799,920 on July 16, 2007. The general partner is unable to predict the timing and amount of the future calls for capital. We have assumed for purposes of planning and budgeting that up to $4.1 million of our remaining commitment will be called for during the next 12 months.

•	Up to $2.5 million for the acquisition of prospects that we have identified as possible projects.

•
Up to $1.9 million to be deployed in connection with our interest in the New Albany Shale and Ozona prospects operated by Approach Resources, Inc., with the exact amount of capital required dependent on the level of success experienced on the initial exploratory wells.

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

PRC Williston Credit Facility

In connection with our acquisition of the Williston Basin properties, our wholly-owned subsidiary, PRC Williston, LLC, entered into a $75 million credit agreement, pursuant to which, the lenders have initially agreed to loan PRC Williston $20.3 million for purposes of financing the acquisition of its interest in the Williston Basin fields, including certain transaction costs and fees, its costs of drilling and development of oil and natural gas properties, and general working capital. As of June 30, 2007, we had drawn a total of $17.6 million under the credit agreement. Any advances under the credit agreement beyond the approved $20.3 million are to be used to fund PRC Williston’s acquisition of additional oil and natural gas properties and costs of drilling and development, subject to certain conditions and the prior approval of the lenders.

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

Series A Preferred Share Financing

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

We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required. The business of oil and gas acquisition, exploration and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. We believe that our ability to achieve commercial success and our continued growth will be dependent on our continued access to capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. In February 2007, our subsidiary, PRC Williston, obtained a $75 million credit facility. The lenders have agreed to initially loan us approximately $20.3 million to finance our acquisition of the Williston Basin properties and related costs and expenses; however, any further advances are subject to the prior approval of the lenders, of which there can be no assurance. We are prohibited under our guarantee under the $75 million credit facility from incurring any additional debt from third parties. We believe that we will require up to $18.5 million of additional working capital in addition to funds that may be made available under the credit facility to fund our expected capital commitments and proposed plan of operations over the next 12 months. We will seek to obtain additional working capital through the sale of our securities and, subject to the repayment of outstanding borrowings under our $75 million credit facility, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, other than our current credit facility, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have only recently commenced generating cash from oil and gas operations. Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms. If we are unable to access additional capital in significant amounts as needed, we may not be able to explore and develop our current prospects and properties, we may have to forfeit our interest in certain prospects and we may not otherwise be able to grow or sustain our business. In such an event, our stock price will be materially adversely affected.

Any failure to meet our debt obligations would adversely affect our business and financial condition. In conjunction with our acquisition of the producing properties in North Dakota, PRC Williston LLC, our wholly-owned subsidiary, entered into a $75 million credit agreement on February 16, 2007, of which approximately $17.4 million was outstanding as of June 30, 2007. Funds borrowed under the credit facility bear interest at a rate equal to (x) the greater of the prime rate or 7.5%, plus (y) 2%, with interest payable monthly. The principal amount of advances outstanding under the credit facility are repayable monthly in an amount approximating 100% of PRC Williston’s cash on hand (from any source) less all permitted costs and expenses paid by PRC Williston for the monthly period).

Under the credit agreement, as amended in August, 2007, we are required to make an equity contribution of at least $5 million to PRC Williston by October 31, 2007, the proceeds of which are to be used to pay down the principal under the credit facility. We are seeking additional capital sufficient to fund the required equity contribution however there are no agreements or understandings with any third parties at this time for our receipt of the necessary capital. There can be no assurance that we will be successful in obtaining sufficient additional capital by October 31, 2007, or an extension of time to fund the equity contribution.

PRC Williston’s ability to meet its debt obligations under the credit agreement will also depend on the future performance of the North Dakota properties, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. PRC Williston’s failure to service its debt could result in a default under the credit agreement, which could materially adversely affect our results of operations, financial condition and common stock price.

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

The credit agreement as amended in August, 2007 obligates PRC Williston to comply with certain financial covenants calculated as of the last day of each fiscal quarter, including a minimum current ratio, beginning September 30, 2007, a minimum interest coverage ratio and debt coverage ratios based on earnings and petroleum reserves, as such ratios are defined in the agreement. Subsequent to June 30, 2007, we entered into an agreement with the lender to extend the date by which the equity contribution must be paid until October 31, 2007. PRC Williston’s failure to comply with the financial and other restrictive covenants contained in the credit agreement could result in a default under the credit agreement, which could materially adversely affect our business, financial condition and results of operations.

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

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control. During the quarter ended June 30 2007, we modified our accounting procedures for valuing common stock options to comply with FAS 123R. No other change in our internal control over financial reporting occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

In June 2007, we agreed to issue to our recently hired chief financial officer up to 100,000 shares of common stock as a bonus for joining our company. We issued to the officer an initial grant of 25,000 shares of our common stock under our 2006 Stock Incentive Plan on June 1, 2007 with the shares to be vested as of such date, and agreed to issue subsequent grants of 25,000 shares of our common stock under the plan on each anniversary of his start date in 2008, 2009 and 2010. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 28, 2007. All of the persons nominated to serve on our board of directors, namely Wayne P. Hall, Allen R. McGee, Donald L. Kirkendall, J. Raleigh Bailes, Sr., Brad Bynum, Gary L. Hall, Joe L. McClaugherty and Steven A. Pfeifer, were elected to our board of directors. In addition, our shareholders approved each of the other proposals set forth at the meeting as follows:

Our shareholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, with shares voted as follows:

Shares voted for	19,269,905
Shares against	12,320
Shares abstaining	55,900

Our shareholders approved an amendment to our 2006 Stock Incentive Plan to increase the number of shares of common stock that may be issued thereunder from 1,500,000 to 3,000,000, with shares voted as follows:

Shares voted for	14,724,406
Shares against	31,638
Shares abstaining	70,000

Our shareholders ratified the appointment of Malone & Bailey, PC as our independent registered public accounting firm for the fiscal year ending December 31, 2007, with shares voted as follows:

Shares voted for	19,329,436
Shares against	24,888
Shares abstaining	16,800

ITEM 6. EXHIBITS

Exhibit No.	Description	Method of Filing

3.1	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on July 18, 2007	Filed herewith

10.1	Letter Agreement dated May 25, 2007, between Petro Resources Corporation and Harry Lee Stout*	Incorporated by reference from the Registrant’s Current Report Form 8-K dated June 1, 2007
10.2	Letter Agreement dated August 14, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Filed herewith

*	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PETRO RESOURCES CORPORATION

Date: August 14, 2007	/s/ Wayne P. Hall
Wayne P. Hall,
Chief Executive Officer

Date: August 14, 2007	/s/ Harry Lee Stout
Harry Lee Stout,
Chief Financial Officer