Form 10QSB
period 2007-09-30
PETRO RESOURCES CORP
filed 2007-11-14
CIK 1335190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

-OR-

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to  _____________

Commission file number 001-32997

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

As of November 14, 2007 there were 35,273,172 shares of Common Stock ($.01 par value) outstanding.

Transitional Small Business Disclosure Format Yes ☐  No ☒

PETRO RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED SEPTEMBER 30, 2007

PETRO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$3,153,991	$4,285,204
Accounts receivable and accrued revenue	719,710	91,344
Prepaids	63,797	11,602
Total current assets	3,937,498	4,388,150

Property and equipment
Oil and natural gas properties, successful efforts accounting
Unproved	32,815,247	3,728,112
Proved properties, net	5,118,863	527,958
Furniture and fixtures, net	95,512	-
Total property and equipment	38,029,622	4,256,070

Other assets
Deferred financing costs, net of amortization of $1,083,897.34	2,930,877	-
Investment in partnership	3,892,944	2,293,104
Deposit	10,257	10,257
Total other assets	6,834,078	2,303,361

Total Assets	$48,801,198	$10,947,581

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,374,096	$216,870
Accrued liabilities	21,000	1,300
Stock payable	10,969	-
Current portion of notes payable	9,762,554	-
Total current liabilities	11,168,619	218,170

Note payable, net of current maturities and discount of $2,992,365	12,984,072	-
Derivative liability	900,215	-
Accumulated production floor payments	207,337	-
Asset retirement obligation	1,696,650	30,653
Total liabilities	26,956,893	248,823

Redeemable Preferred Stock
Series A Convertible Preferred Stock,$3 stated value, issued 2,351,977 shares; cumulative, dividend rate 10% per annum with liquidation preferences	7,055,931	-

Shareholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued
Common stock, $0.01 par value; 100,000,000 shares authorized, 21,273,172 and 19,677,317 shares issued and outstanding as of June 30, 2007 and December 31, 2006 respectively	212,732	196,773
Additional paid in capital	21,664,213	14,816,718
Accumulated deficit	(7,088,571)	(4,314,733)
Total shareholders' equity	14,788,374	10,698,758

Total Liabilities and Shareholders' Equity	$48,801,198	$10,947,581

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue
Oil and gas sales	1,972,866	37,528	4,347,303	88,164
Other	-	-	100,000	-
Gain on sale of property	-	-	-	1,394,698
	1,972,866	37,528	4,447,303	1,482,862
Expenses
Lease operating expenses	890,140	9,517	2,352,411	25,129
Exploration costs	344,722	1,276,770	518,311	1,855,628
Impairment of oil & gas properties	-	-	15,712	140,488
Depreciation, depletion, and accretion	178,483	22,439	488,866	51,322
General and administrative	612,321	522,027	2,031,635	2,130,128

Total expenses	2,025,666	1,830,753	5,406,935	4,202,695

Net loss from operations	(52,800)	(1,793,225)	(959,632)	(2,719,833)

Other income and (expense)
Interest income	17,504	80,221	91,843	201,465
Interest expense	(182,679)	(739)	(479,087)	(3,834)
Loss on derivative contracts	(365,731)	-	(1,092,432)	-

Net loss before federal income tax	(583,706)	(1,713,743)	(2,439,308)	(2,522,202)

Provision for income tax	-	-	-	-

Net loss to common shareholders	(583,706)	(1,713,743)	(2,439,308)	(2,522,202)
Dividend on Series A Convertible Preferred	(172,095)	-	(334,530)	-

Net loss available to common stockholders	$(755,801)	$(1,713,743)	$(2,773,838)	$(2,522,202)

Earnings per share
Basic and diluted	$(0.04)	$(0.09)	$(0.13)	$(0.13)

Weighted average number of shares outstanding
Basic and diluted	21,273,172	19,677,317	21,253,995	19,041,808

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2007	2006
Cash flows from operating activities
Net loss	$(2,439,308)	$(2,522,202)
Adjustments to reconcile net income to net cash
used by operating activities
Depletion, depreciation, and accretion	488,866	51,322
Amortization included in interest expense	320,432	-
Impairment	15,712	140,488
Dry hole costs	479,949	1,850,742
Issuance of common stock and stock options for services	876,286	1,370,116
Gain on sale of property	-	(1,394,698)
Loss on derivative contracts	900,215	-
Changes in operating assets and liabilities
Accounts receivable and accrued revenue	(628,366)	(30,407)
Prepaids	(52,195)	(36,522)
Accounts payable	354,091	51,280
Accrued expenses	30,669	(97,739)
Net cash from (applied to) operating activities	346,351	(617,620)

Cash flows from investing activities
Capital expenditures	(9,140,133)	(7,154,003)
Acquistion of Williston Basin	(14,397,855)	-
Investment in partnership	(1,599,840)	(959,904)
Proceeds from sale of properties	-	3,953,785
Net cash applied to investing activities	(25,137,828)	(4,160,122)

Cash flows from financing activities
Proceeds from sale of common stock	-	8,215,000
Proceeds from sale of preferred stock	2,000,000	-
Cost to issue preferred stock	(14,705)	-
Financing costs	(2,982,154)	-
Proceeds from notes payable	-	20,100
Proceeds from loan	26,018,108	-
Pricipal payment on Loan	(1,360,985)	-
Net cash from financing activities	23,660,264	8,235,100

Net increase in cash	(1,131,213)	3,457,358
Cash, beginning of period	4,285,204	3,417,510
Cash, end of period	$3,153,991	$6,874,868

Supplemental disclosure of cash flow information
Cash paid for interest	$1,181,501	$4,726
Cash paid for federal income taxes	$-	$-

Non-cash transactions
Common stock issued in acquisition of Williston Basin properties	$10,723,274	$-
Royalty interest issued in connection with debt	$4,118,971	-
Preferred stock dividend paid in preferred shares	$334,530	-
Cancellation of common stock in exchange for preferred stock	$3,250,578	-
Capitalized interest in oil and gas properties	$1,227,695	-
Property and equipment included in accounts payable	803,135	-

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2007
(Unaudited)

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Shareholders'
	of Shares	Total	Capital	Deficit	Equity

Balance, December 31, 2006	19,677,317	$196,773	$14,816,718	$(4,314,733)	$10,698,758

Stock options issued to board of directors			685,276		685,276
Stock options issued for consulting services			58,000		58,000
Stock options issued for employee services			70,010		70,010
Stock issued for employee services	25,000	250	62,750		63,000
Shares issued for purchase of property	3,144,655	31,447	10,691,827	-	10,723,274
Exchange of preferred stock for common stock and warrants	(1,573,800)	(15,738)	(4,705,663)		(4,721,401)
Legal expense for preferred stock issuance			(14,705)	-	(14,705)
Dividend on Series A Preferred Stock				(334,530)	(334,530)
Net loss for the nine months ended September 30, 2007	-	-	-	(2,439,308)	(2,439,308)
Balance, September 30, 2007	21,273,172	$212,732	$21,664,213	$(7,088,571)	$14,788,374

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

On February 16, 2007, we acquired approximately a 43% average working interest in 15 fields located in the Williston Basin in North Dakota for a total purchase price of $25,121,129. This acquisition significantly impacted our balance sheet and statement of operations as of and for the period ended September 30, 2007.

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

Deferred financing costs. In connection with debt financings in 2007, Petro Resources has paid $3,892,078 in fees. These fees were recorded as deferred financing costs and are being amortized over the life of the loans using the effective interest method.

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

Marketable securities. We account for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Our marketable securities are classified as trading and are carried at fair value, with unrealized gains and losses included in earnings.

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

As of September 30, 2007, we had commodity swaps for the following oil volumes:

Period	Volumes	Fixed Price
Oil (BBL PER DAY):
Mar. 2007 - Feb. 2008	175	63.70
Mar. 2008 - Feb. 2009	100	65.70
Mar. 2009 - Feb. 2010	75	65.40

During the nine months ended September 30, 2007, we incurred a net loss of $1,092,432 related to derivative contracts. Included in this loss was $192,217 of realized losses related to settled contracts and $900,215 of unrealized losses related to unsettled contracts. Unrealized losses are based on the changes in the fair value of derivative instruments covering positions beyond September 30, 2007.

Note 3 - Williston Basin Acquisition

On February 16, 2007, we closed on the acquisition of an approximate 43% average working interest in 15 fields located in the Williston Basin in North Dakota. Pursuant to the Purchase and Sale Agreement dated December 11, 2006 between Eagle Operating Inc., of Kenmare, North Dakota, and our newly formed wholly-owned subsidiary, PRC Williston, LLC, a Delaware limited liability company, we acquired 50% of Eagle Operating’s working interest in approximately 15,000 acres and 150 wells which are currently producing approximately 351 barrels of oil per day net to PRC Williston’s interest. The acquisition was accounted for using the purchase method under SFAS No. 141. Eagle Operating is the operator of the Williston Basin properties.

As consideration for the working interest, we paid $12,653,648 in cash, which included $2,653,648 of additional well costs incurred by Eagle Operating, and issued 3,144,655 shares of our common stock valued at $10,723,274 (based on the average of the high and low price per share on the closing date) to Eagle Operating. In addition, we incurred $1,744,207 in fees and expenses related to the acquisition and assumed the asset retirement obligation associated with these properties. Further, we agreed to contribute development capital towards 100% of the mutually agreed upon joint capital costs of the existing secondary recovery and development program and in other joint participations with Eagle Operating over a five year period not to exceed $45 million.

The acquisition was financed by borrowings under a $75 million credit facility. (see Note 7)

The preliminary purchase price allocation of the assets acquired on February 16, 2007 is as follows:

Assets
Oil and gas properties	$26,671,934

Liabilities and equity
Asset retirement obligation	$(1,550,805)
$25,121,129

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited pro forma operating results for Petro Resources, assuming the acquisition occurred at January 1, 2006, is as follows:

	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Revenue	$5,034,204	$5,054,922

Net loss	(2,717,731)	(2,649,644)

Net loss per common share	$(0.11)	$(0.15)

The unaudited pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results.

Note 4—Investment in Limited Partnership

In April 2006, we agreed to purchase up to $8 million of limited partnership interests in Hall-Houston Exploration II, L.P., a newly formed oil and gas exploration and development partnership that intends to focus primarily offshore in the Gulf of Mexico. In April 2006, Hall-Houston Exploration II, L.P. received commitments for a total of $150 million from the sale of limited partnership interests. Our interest in Hall-Houston Exploration II, L. P. represents approximately 5.3% of all interests held by limited partners. The limited partnership commenced exploration activities in the third quarter of 2006. Pursuant to the limited partnership agreement, the limited partners of Hall-Houston Exploration II, L. P. are required to fund their investment in the partnership based on calls for capital made by the general partner from time to time. The general partner can issue a call for capital contributions at any time, and from time to time, over a three year period expiring in April 2009. As of September 30, 2007, Petro Resources had funded $3,892,944 of its $8 million commitment.

We use the cost method to account for its interest in this partnership.

Note 5—Shareholders’ Equity

On February 16, 2007, we issued 3,144,655 shares of common stock to Eagle Operating in connection with the purchase of the Williston Basin properties. The shares were valued at $10,723,274 based on the average of the high and low price per share on the closing date.

On March 15, 2007, we granted a consultant options to purchase 25,000 shares of Petro Resources’s common stock at $3.80 per share. We recorded $58,000 of expense, equal to the fair value of the options granted, in connection with this issuance. The options were valued using the Black-Scholes model with the following assumptions: $3.00 quoted stock price; $3.80 exercise price; 107.75% volatility; five-year estimated life; zero dividend; and 5.0% discount rate.

On June 1, 2007, we granted 100,000 stock options to our new Chief Financial Officer. The options have an exercise price of $2.50 per share. 25,000 options vested immediately and the remaining 75,000 options will be issued and will vest annually on June 1, 2008, 2009 and 2010. The stock options have a 5 year term expiring on June 1, 2012. In connection with this grant, we recorded $70,010, as compensation expense during the nine months ended September 30, 2007. The options were valued using the Black-Scholes model with following assumption: $2.50 quoted stock price; $2.50 exercise price; 119.41% volatility; five-year estimated life; zero dividend; 5.0% discount rate.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

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

In June 2007, Petro Resources changed its authorized common stock (.01 par value) from 50 million to 100 million shares and changed its 2006 Incentive Stock Plan authorized common stock from 1.5 million to 3 million shares.

In January 2006, we adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and focuses on accounting for share-based payments for services provided by employee to employer. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model, and either a binomial or Black-Scholes model may be used. The Company used the modified prospective application method as detailed in SFAS 123(R).

As allowed by SFAS 123(R), the Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options and stock settled stock appreciation rights.

The assumptions used in the fair value method calculation for the nine months ended September 30, 2007 and 2006 are disclosed in the following table:

	Nine Months Ended September 30,
	2007 (1)	2006
Weighted average value per option granted during the period (2)	$2.76	$3.80
Assumptions (3):
Stock price volatility	108-119%	108%
Risk free rate of return	5.0%	4.63-4.99%

Expected term	5.0 years	5.0 years

(1)	Our estimated future forfeiture rate is zero.
(2)	Calculated using the Black-Scholes fair value based method.
(3)	We do not pay dividends on our common stock.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 6—Accumulated Production Floor Payments

On February 16, 2007, we acquired from Eagle Operating, Inc. an interest in 15 producing oil fields located in the Williston Basin of North Dakota. For a period of thirty-six months following the acquisition date, Eagle Operating has guaranteed that PRC Williston’s share of gross monthly production revenue from the properties will not be less than the financial equivalent of 300 barrels of oil per day multiplied by the number of days in a given month (the product referred to as the “production floor”). In the event that our net share of gross production for any month is less than the production floor, Eagle Operating is obligated to pay to Petro Resources, in cash, an amount equal to the difference between the production floor and the actual net barrels to our interest multiplied by the average price of crude oil paid for the oil production from the properties for that month (the “production floor payment”). During the thirty-six month period, for any month in which our net share of oil production exceeds the production floor, Eagle Operating shall be entitled to recover a portion of the production floor payments previously made to us, also in the form of a cash payment, not to exceed the amount by which our net share of oil production exceeds the production floor for such month (a “production floor reimbursement”). At the end of the thirty-six month period, we are obligated to repay to Eagle Operating, in cash, the amount of cumulative production floor payments, net of any production floor reimbursements. At September 30, 2007, we owed Eagle $207,337 related to the production floor payments.

Note 7—Notes Payable

In connection with the Williston Basin acquisition, we entered into a $75 million credit agreement (the “Credit Facility”) pursuant to which the lenders have agreed to initially loan us $20,273,183 for purposes of financing our Williston Basin acquisition, including certain transaction costs and fees, certain costs of drilling and development of oil and gas properties, and general working capital. Any further advances under the Credit Facility are to be used for drilling and development or to fund additional oil and gas property acquisitions, and are subject to certain conditions and the prior approval of the lenders.

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

The following table reflects the estimated maturities of this loan based on our most recent cash projections:

Years ending:

June 30, 2008	$9,710,506
June 30, 2009	6,057,529
June 30, 2010	9,918,907

Total	$25,686,942

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

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Under the credit agreement, Petro Resources was required to make an equity contribution of at least $5 million to PRC Williston within one hundred eighty days of February 16, 2007, the proceeds of which were to be used to pay down the outstanding principal under the credit agreement. On August 14, 2007, Petro Resources paid a fee to the lender of $250,000 and the lender agreed to postpone the equity contribution until October 31, 2007. Then, on September 19, 2007, Petro Resources paid $625,000 to the lender and agreed to pay $7 million, rather than $5 million, in order to obtain an additional advance of $7.4 million and to extend the date of the required payment under the credit agreement until November 30, 2007.  Petro Resources has the right to make additional equity contributions beyond the required $7 million contribution. In connection with the acquisition, we entered into equity participation agreements with the lenders pursuant to which we agreed to pay to the lenders an aggregate of 12.5% of all distributions paid to the owners of PRC Williston, which at this time is 100% owned by Petro Resources. PRC Williston also granted the lenders a 4% overriding royalty interest, proportionally reduced, in its oil and gas leases. The participation and overriding royalty interest was valued at $4,118,971 and the loan origination fee of $299,604 is included in the notes payable discount. Also in connection with debt financings in 2007, Petro Resources paid $3,892,078 in fees. These fees were recorded as deferred financing costs. Both the discount and the deferred financing costs are being amortized over the life of the loans using the effective interest method.

The credit agreement obligates PRC Williston to comply with certain financial covenants calculated as of the last day of each fiscal quarter, including a minimum current ratio beginning with the quarter ending on June 30, 2007, a minimum interest coverage ratio and debt coverage ratios based on earnings and petroleum reserves, as such ratios are defined in the agreement. In addition, the credit agreement also provides for restrictions on additional borrowings, payments to members, investments and capital expenditures. Subsequent to September 30, 2007, PRC Williston entered into an agreement with the lender waiving the required calculation of the financial covenants for the quarter ending September 30, 2007.

The following is a summary of our debt:

September 30, 2007

PRC Williston Credit Facility	$25,686,942
Discount on Credit Facility, net of amortization	(2,992,365)
Net PRC Williston Credit Facility	22,694,577
Other note payable	52,049
Total long-term debt	22,746,626
Less: current portion	(9,762,554)
Net long-term debt	$12,984,072

On March 1, 2007, Petro Resources signed a promissory note with a finance company to finance its various insurance policies. The interest rate on the note is 7.90% with payments of $13,225 per month beginning April 1, 2007 and the final payment due February 1, 2008. The note is secured by the insurance policies. At September 30, 2007, the outstanding balance on the note was $52,048.

Note 8—Series A Preferred Stock

On April 3, 2007, we completed the sale of 2,240,467 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) to two funds managed by Touradji Capital Management, LP in consideration for (i) payment of $2 million; (ii) return of 1,573,800 shares of its common stock, with a deemed aggregate value of $4,721,400, or $3.00 per common share; and (iii) the return of 160,000 common stock purchase warrants held by the funds. The total aggregate value of the Series A Preferred Stock recorded was $6,721,401. The Series A Preferred Stock was recorded as a liability in accordance with SEC requirements for mandatorily redeemable preferred stock. The Series A Preferred Stock dividends of $334,530 at September 30, 2007 was recorded in accordance with SEC requirements.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Petro Resources has cancelled both the returned common shares and the warrants. The Series A Preferred Stock was issued at a stated value of $3.00 per share and is convertible into Petro Resources’ common stock at a conversion price of $4.50 per share. Both the stated value and conversion price are subject to adjustment in the event of any stock splits, stock dividends, combinations or the like affecting the Series A Preferred Stock or common stock, or any fundamental transactions. Each share of Series A Preferred Stock is entitled to dividends on the stated value at the rate of 10% per annum, provided that the dividend rate will increase to 15% on April 3, 2008. Dividends are payable quarterly in cash or, at Petro Resources’ option, in additional shares of Series A Preferred Stock. The Series A Preferred Stock is entitled to vote with the common stock on an as converted basis. If Petro Resources is liquidated, each outstanding share of Series A Preferred Stock will be entitled to a liquidation payment in an amount equal to the greater of (x) the stated value, plus any accrued and unpaid dividends, and (y) the amount payable per share of common stock which a holder of Series A Preferred Stock would have received if the holder had converted to common stock immediately prior to the liquidation event, plus any accrued and unpaid dividends. Petro Resources is required (Mandatory Redemption) to redeem all outstanding shares of Series A Preferred Stock on October 2, 2008 at a redemption price equal to the stated value, plus any accrued and unpaid dividends. Petro Resources has the option to redeem the Series A Preferred Stock at any time, subject to 30 days prior written notice, at the same redemption price. Petro Resources also provided the Touradji funds with registration rights requiring that Petro Resources use its reasonable best efforts to file a registration statement with the SEC by April 30, 2007 for purposes of registering the resale of the shares of common stock underlying the Series A Preferred Stock and the 240,000 warrants still held by the Touradji funds. Petro Resources filed a registration statement relating to the Touradji funds’ shares of common stock on October 18, 2007.

Note 9—New Accounting Pronouncements

During July 2006, the FASB issued FIN 48, which addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. As a result, we adopted FIN 48 effective January 1, 2007. The adoption of this pronouncement did not materially impact our operating results, financial position or cash flows.

Note 10—Asset Retirement Obligations

If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, we records a liability (an asset retirement obligation or ARO) on the consolidated balance sheet and capitalizes the asset retirement cost in oil and natural gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for us. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis.

We recorded the following activity related to the ARO liability for the nine months ended September 30, 2007:

Liability for asset retirement obligation as of December 31, 2006	$30,653
Liabilities settled and divested	(-)
Additions-Drilling	27,910
Additions-Purchase	1,575,859
Accretion expense	62,228

Liability for asset retirement obligation as of September 30, 2007	$1,696,650

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 11—Subsequent event

On November 2, 2007, we closed our public offering of 14,000,000 shares of common stock generating approximately $25 million in net proceeds for us.  Additionally, the underwriters for the offering have a 30 day over-allotment option to purchase up to an additional 2,100,000 shares of common stock from us.  If the underwriters’ over-allotment option is exercised in full, the total net proceeds received by us  from the offering would be approximately $29 million.

On November 6, 2007, we paid down $12.0 million on our long term debt and paid the lender an additional $250 thousand administrative fee.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by our officers or other representatives to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

There are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, are included in our filings with the SEC, including, but not limited to our definitive prospectus dated October 30, 2007, filed with the SEC on October 31, 2007.

General

We are an independent oil and natural gas company engaged in the acquisition, drilling and production of oil and natural gas properties in the United States and the Gulf of Mexico. We have  an operating strategy that is based on our participation in oil and natural gas properties and prospects as a non-operator, which means we do not directly manage exploration, drilling or development operations. Instead, we seek to acquire interests in oil and natural gas properties in joint ownership with oil and natural gas companies that have exploration, development and production expertise. Based on that strategy, our plan of operations is to acquire domestic oil and natural gas interests and to obtain the additional working capital necessary to pay our share of the costs to develop or enhance the production from such properties. We have developed or acquired producing oil and natural gas properties in Texas, North Dakota, and Louisiana, as well as in the Gulf of Mexico through our limited partnership interest in Hall-Houston Exploration II, L. P., an oil and natural gas exploration and development partnership.  Additionally, we have acquired leasehold acreage in Kentucky, New Mexico and Utah.

Since the commencement of our domestic oil and natural gas operations in July 2005, we have been engaged in raising capital for the acquisition of leases, producing properties and the exploration and development of such assets.  In July 2005, we acquired our initial interest in oil and natural gas prospects and began drilling activities in November 2005.  In December 2005, we initiated production operations from our first oil and natural gas prospects and realized our first revenues from oil and natural gas production in February 2006. In April 2006, in order to establish a presence in the Gulf of Mexico, we purchased a 5.3% limited partnership interest in Hall-Houston Exploration II, L. P., an oil and natural gas exploration and development partnership that has operations focused primarily offshore in the Gulf of Mexico. In February 2007, we acquired an approximately 43% average working interest in 15 producing oil fields and approximately 150 active producing wells located in the Williston Basin of North Dakota, which significantly increased our oil reserves, leasehold acreage position and monthly revenues.  Since closing on the acquisition of our Williston Basin properties in February 2007 we have successfully drilled and completed six producing oil wells of which three were new wells in a fully re-pressurized field, two were developmental wells in producing fields and one was an exploratory well.  We have increased our net production from approximately 260 barrels of oil per day in January to 351 barrels of oil per day during September and natural gas production from approximately 350 mcf per day in January to 411 mcf per day during August.

On November 2, 2007 we closed the public offering of 14,000,000 shares of our common stock at a price of $2.00 per share generating approximately $25 million in net proceeds to the Company.  In addition we granted the underwriters for the offering a 30-day over-allotment option to purchase an additional 2,100,000 shares of our common stock which, if exercised in full, would result in total net proceeds to the Company from the offering of approximately $29 million.

Results of Operations

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

Revenues for the three months ended September 30, 2007 increased to $1,972,866 from $37,528 for the three months ended September 30, 2006. Revenue for the three months ended September 30, 2006 and for the three months ended September 30, 2007 consisted entirely of oil and gas sales. The increase in revenue from oil and gas sales between the two reporting periods was due primarily to our acquisition of the interest in the Williston Basin properties in the first quarter of 2007. We generated $1,907,914 of revenue from oil and gas sales from our interest in the Williston Basin properties during the third quarter of 2007.

Lease operating expenses for the three months ended September 30, 2007 totaled $890,140 compared to lease operating expenses of $9,517 for the prior year period. The increase in lease operating expenses was due primarily to our acquisition of the Williston Basin properties. Lease operating expenses on the Williston Basin properties totaled $870,193 during the third quarter of 2007.

We incurred exploration costs of $344,722 in the third quarter of 2007 compared to exploration costs of $1,276,770 during the prior year period. Exploration costs represent our drilling costs associated with exploratory dry holes. The decline in exploration costs is the result of decreased exploratory drilling activity.

Our expenses for depreciation, depletion, and accretion for the three months ended September 30, 2007 increased to $178,483 from $22,439 for the prior year period. This was due to our increased production as a result of our acquisition of the Williston Basin properties.

General and administrative expenses for the three months ended September 30, 2007 totaled $612,321 compared to general and administrative expenses of $522,027 for the prior year period. General and administrative expenses for the third quarter of 2007 and 2006 included expenses of $257,519 and $228,425, respectively, for outstanding common stock options granted under our Stock Incentive Plan and shares of common stock granted to an executive officer in the second quarter of 2007. Without giving effect to expenses for common stock and stock options, our general and administrative expenses for the third quarter of 2007 and 2006 were $354,802 and $293,602, respectively. The increase in general and administrative expenses (other than expenses for options and common stock) between reporting periods was due to increased salaries, professional fees, travel and other expenses related to our purchase of the Williston Basin properties.

During the third quarter of 2007, we incurred $182,679 of interest expense due principally to our credit facility pursuant to which we partially financed our acquisition of the Williston Basin properties. As of September 30, 2007, $25,686,942 was outstanding under the credit facility. During the third quarter of 2007, we also realized $17,504 in interest income, compared to $80,221 in interest income in the prior year period. Interest income consists of returns on our short-term investments. The decrease in interest income between reporting periods is the result of the decline in our cash and cash equivalents on hand between such periods.

During the third quarter of 2007, we generated a loss on derivative contracts of $365,731. Beginning in March 2007, we have entered into commodity derivative financial instruments for purposes of hedging our exposure to market fluctuations of oil prices. Our loss on derivative contracts include both $ 187,305 in losses on the actual settlement of certain derivative financial instruments during the three months ended September  30, 2007 and the unrealized loss of $178,426 based on the changes in the fair value of derivative instruments covering positions beyond September 30, 2007.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Revenues for the nine months ended September 30, 2007 totaled $4,447,303 compared to revenues of $1,482,862 for the nine months ended September 30, 2006. Revenue for the nine months ended September 30, 2007 consisted of $4,347,303 of oil and gas sales, whereas revenue for the prior year period consisted of $88,164 of oil and gas sales and $1,394,698 of revenue from the gain on our sale of an undivided interest in the Palo Duro Basin acreage for cash consideration of approximately $3,950,000, net of our acquisition costs of approximately $2,555,302. The increase in revenue from oil and gas sales was due primarily to our acquisition of the interest in the Williston Basin properties in the first quarter of 2007. We generated $4,074,390 of revenue from oil and gas sales from our interest in the Williston Basin properties from the acquisition date (February 16, 2007) through September 30, 2007. During the first quarter of 2007, we also generated $100,000 of revenue representing a liquidated damage penalty for failure to commence drilling by a specified date assessed against our operating partner in the Palo Duro acreage.

Lease operating expenses for the nine months ended September 30, 2007 totaled $2,352,411, compared to lease operating expenses of $25,129 for the prior year period. The increase in lease operating expenses was due primarily to our recently acquired interest in the Williston Basin properties. Lease operating expenses on the Williston Basin properties totaled $2,291,630 from the acquisition date (February 16, 2007) through September 30, 2007.

Exploration costs declined to $518,311 in the first nine months of 2007 from $1,855,628 during the prior year period. Exploration costs represent our drilling costs associated with dry holes. The decline in exploration costs is the result of both decreased exploratory drilling activity overall and a decrease in the number of dry holes drilled as a percentage of all exploratory drilling.

Our expenses for impairment of oil and gas properties declined to $15,712 in the first nine months of 2007 from $140,488 during the prior year period. Impairment expenses represent the write-down of previously capitalized expenses for productive wells. We take an impairment charge for a productive well when there is an indication that we may not receive production payments equal to the net capitalized costs. The decline in expenses for impairment of oil and gas properties is the result of a fewer number of wells needing to be written down to net cost.

Our expenses for depreciation, depletion, and accretion for the nine months ended September 30, 2007 totaled $488,866, compared to $51,322 for the prior year period. This was due to our increased production as a result of our acquisition of the Williston Basin properties.

General and administrative expenses for the first nine months of 2007 totaled $2,031,635 compared to general and administrative expenses of $2,130,128 for the prior year period. General and administrative expenses for the first nine months of 2007 and 2006 included expenses of $897,505 and $1,370,116, respectively, for outstanding common stock options granted under our Stock Incentive Plan and shares of common stock issued to an executive officer in the second quarter of 2007. Without giving effect to expenses for common stock and stock options, our general and administrative expenses for the first nine months of 2007 and 2006 were $1,134,130 and $760,012, respectively. The increase in general and administrative expenses (other than expenses for options and common stock) between reporting periods was due to increased salaries, professional fees, travel and other expenses related to our purchase of the Williston Basin properties.

During the first nine months of 2007, we incurred $479,087 of interest expense due principally to our credit facility pursuant to which we partially financed our acquisition of the Williston Basin properties.

During the first nine months of 2007, we incurred a loss on derivative contracts of $1,092,432. Beginning in March 2007, we have entered into commodity derivative financial instruments for purposes of hedging our exposure to market fluctuations of oil prices. Our loss on derivative contracts include both $192,217 in losses on the actual settlement of certain derivative financial instruments during first nine months of 2007 and the unrealized loss of $900,215 based on the changes in the fair value of derivative instruments covering positions beyond September 30, 2007.

Plan of Operations

Our plan of operations for the next twelve months is to pursue further exploration and development of the oil and natural gas prospects that we currently own, to obtain working capital required to fund such exploration and development, and to acquire additional domestic oil and natural gas interests. We intend to continue the pursuit of prospects in partnership with established and experienced exploration, development and production companies. We will also continue to establish alliances with unaffiliated third parties in the areas of geological and geophysical services, prospect generation, and evaluation and leasing.

The business of oil and natural gas acquisition, exploration and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a key element of our plan of operations is to raise the capital necessary to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties. Our plan has been to seek additional working capital through the sale of our securities in addition to bank lines of credit and project financing.1

We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental, investor relations and tax services. We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management. Consequently, we do not expect any significant purchase or sale of plant or equipment, or significant change in the number of our employees during the next twelve months.

On November 2, 2007, we closed the public offering of 14,000,000 shares of our common stock at a price of $2.00 per share generating approximately $25 million in net proceeds to the Company.  In addition, we granted the underwriters for the offering a 30-day over-allotment option to purchase an additional 2,100,000 shares of our common stock which, if exercised in full, would result in total net proceeds to the Company from the offering of approximately $29 million.

Financial Condition and Liquidity

As of September 30, 2007, we had total assets of $48.8 million and a working capital deficit of $7.2 million. We anticipate that we will require up to $19.4 million of capital in addition to funds that may be made available under our existing credit facility in order to fund our current commitments and expected plan of operations over the next twelve months. This $19.4 million includes:

________________
1 Under the terms of our $75 million credit facility guarantee entered into by our subsidiary, PRC Williston, we are currently prohibited from incurring any additional debt from third parties. Our ability to obtain additional working capital through bank lines of credit and project financing may be subject to the repayment of the $75 million credit facility.

•
Up to $12.0 million of equity contributions to our operating subsidiary, PRC Williston, LLC. We are required under the terms of a credit facility to make an equity contribution of at least $7.0 million to PRC Williston, LLC on or before November 30, 2007.

•
Up to $4.1 million to be called upon to fund our commitment to Hall-Houston Exploration II, L. P. Pursuant to the terms of the Hall-Houston Exploration II, L. P. limited partnership agreement, we are required to fund our investment in the partnership based on calls for capital made by the general partner from time to time. The general partner can issue a call for capital contributions at any time, and from time to time, over a three year period expiring in April 2009. As of September 30, 2007, we had funded $3.9 million of our $8.0 million commitment. The general partner is unable to predict the timing and amount of the future calls for capital. We have assumed for purposes of planning and budgeting that up to $4.1 million of our remaining commitment will be called for during the next nine months.

•
Up to $3.3 million to be deployed in connection with our interest in the Cinco Terry, El Vado East, and Boomerang prospects operated by Approach Resources, Inc., with the exact amount of capital required dependent on the level of success experienced on the initial exploratory wells.

We may seek to obtain additional capital to fund current capital commitments, our plan of operations, and additional investments through bank lines of credit, project financing or additional public or private offerings of our securities.  Although our subsidiary, PRC Williston, LLC has obtained a $75 million credit facility, on which we have received approvals to draw up to $30.5 million, the terms of the facility provide that additional borrowings can be made for the acquisition, development or exploration of oil and natural gas properties and that any such additional borrowings are subject to the prior approval of the lenders, of which there can be no assurance. In connection with the credit agreement, we entered into a guarantee agreement with the lenders which prohibits us from incurring any additional debt from third parties. While we may engage in discussions with various financial lending institutions from time to time, there can be no assurance that we will be able to obtain access to capital as and when needed or, that the terms of any available financing will be commercially reasonable.

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

On November 2, 2007, we closed the public offering of 14,000,000 shares of our common stock at a price of $2.00 per share generating approximately $25 million in net proceeds to the Company.  In addition, we granted the underwriters for the offering a 30-day over-allotment option to purchase an additional 2,100,000 shares of our common stock which, if exercised in full, would result in total net proceeds to the Company from the offering of approximately $29 million.  With the funds provided in this offering, the Company believes it can meet its current obligations, including those stated above.

PRC Williston Credit Facility

In connection with our acquisition of the Williston Basin properties, our wholly-owned subsidiary, PRC Williston, LLC, entered into a $75 million credit agreement pursuant to which the lenders agreed to loan PRC Williston $30.5 million for purposes of financing the acquisition of its interest in the Williston Basin fields, including certain transaction costs and fees, its costs of drilling and development of oil and natural gas properties, and general working capital. As of September 30, 2007, we had $25.7 million outstanding under the credit agreement. Any advances under the credit agreement are to be used to fund PRC Williston’s acquisition of additional oil and natural gas properties and costs of development, subject to certain conditions and the prior approval of the lenders.

All funds borrowed by PRC Williston under the credit agreement bear interest at the rate equal to (x) the greatest of the prime rate or 7.5%, plus (y) 2%, with interest payable monthly. The principal amount of advances outstanding under the credit agreement are repayable monthly in an amount approximating 100% of PRC Williston’s cash on hand (from any source) less all permitted costs and expenses paid by PRC Williston for the monthly period. PRC Williston’s obligations under the credit agreement have been secured by its grant of a first priority security interest and mortgage on all of its assets. We have also guaranteed the performance of PRC Williston’s obligations under the credit agreement and related agreements and have secured our guarantee by granting to the lenders a first priority security interest in our ownership interest in PRC Williston, LLC. In addition, our guarantee agreement with the lenders prohibits us from incurring any additional debt from third parties. Any demand on us to perform our obligations under the guarantee could have a negative impact on our ability to fund our other operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

ITEM 3A(T).      CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer have reviewed and continue to evaluate the effectiveness of our controls and procedures over financial reporting and disclosure (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our controls and procedures over financial reporting and disclosure, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control. We made no changes to our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.      SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2007, in lieu of the payment of $172,095 in quarterly dividends to the holders of our Series A Preferred Stock, we issued to the holders of our Series A Preferred Stock an aggregate of 57,365 shares of our Series A Preferred Stock.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.      EXHIBITS

Exhibit No.	Description	Method of Filing
10.1	Letter Agreement dated September 19, 2007, between PRC Williston, LLC and D. B. Zwirn Special Opportunities Fund, L.P.	(1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Filed herewith

(1) Incorporated by reference from Petro Resources Corporation’s current report on Form 8-K filed on September 24, 2007 (File No. 001-32997).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PETRO RESOURCES CORPORATION

Date: November 14, 2007	/s/ Wayne P. Hall
Wayne P. Hall,
Chief Executive Officer

Date: November 14, 2007	/s/ Harry Lee Stout
Harry Lee Stout,
Chief Financial Officer