Form 10-K
period 2007-12-31
PETRO RESOURCES CORP
filed 2008-03-31
CIK 1335190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to_________

Commission file number: 333-132596

Petro Resources Corporation
(Name of registrant as specified in its charter)

DELAWARE	86-0879278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Post Oak Boulevard, Suite 910, Houston, Texas  77056
(Address of principal executive offices, including zip code)

Registrant’s telephone number including area code:  (832) 369-6986

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$0.01 par value Common Stock	American Stock Exchange

Securities registered under Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer __        Accelerated filer __       Non-accelerated filer __        Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $26,053,348.

As of March 20, 2008, 36,634,372 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders for 2008 to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III hereof.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2007
PETRO RESOURCES CORPORATION

[2]

CAUTIONARY NOTICE

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future.  Such forward-looking statements relate to, among other things, our proposed exploration and drilling operations on our various properties, the expected amount of capital required to finance our 2008 capital budget, the expected production and revenue from our various properties, and estimates regarding the reserve potential of our various properties.  These and other factors that may affect our results are discussed more fully in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, except as required by law, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business.  See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

PART I

Item 1.	BUSINESS

      Industry terms used in this report are defined in the Glossary of Oil and Natural Gas Term located at the end of this Item 1.

Overview

Petro Resources Corporation and subsidiaries (“we,” “our” or “the Company”) is an independent oil and natural gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects in the United States.  We act as a non-operator, which means we do not directly manage exploration, drilling or development operations.  Instead, we pursue interests in oil and gas properties in joint ownership with oil and gas companies that have exploration, development and production expertise.

Our business strategy is designed to create and maximize shareholder value by leveraging the knowledge and expertise of our industry partners with regard to specific oil and natural gas projects, coupled with the energy knowledge and experience of our management team, in an effort to rapidly grow our diversified portfolio of oil and natural gas producing properties.  We intend to achieve a balanced portfolio of producing properties by participating in oil and natural gas projects, both onshore and offshore, targeting low-to-medium risk projects that provide meaningful reserve, production and cash flow growth.  We focus our acquisition pursuit on oil and natural gas properties and prospects principally located in the Gulf of Mexico, Texas, North Dakota, Louisiana, Kentucky, and New Mexico. We currently own interests in approximately 259,123 gross (48,334 net) leasehold acres, of which 240,826 gross (41,648 net) acres are classified as undeveloped acreage.

In July 2005, we acquired our initial interest in drilling prospects and commenced drilling activities in November 2005.  In December 2005, we commenced production operations from our first oil and gas prospects and received our first revenues from oil and gas production in February 2006.  In the first quarter of 2007, we acquired oil and gas producing assets in the Williston Basin area of North Dakota.  As of March 15, 2008, we held interests in approximately 162 producing wells in Texas, Louisiana and North Dakota.  We also have exploratory drilling prospects located in Texas, North Dakota, Louisiana, New Mexico, Kentucky, and the Gulf of Mexico.

As of December 31, 2006, our net total proved reserves were approximately 27,249 boe of which 7,900 boe were crude oil reserves.  As of December 31, 2007, our estimated net total proved reserves had grown to approximately 2,716,602 boe (net of production) of which approximately 2,369,600 boe were crude oil reserves and 347,002 boe were natural gas reserves.  The increase in net total proved reserves is a result of our Williston Basin acquisition that closed on February 16, 2007, positive results from enhanced oil recovery operations in North Dakota, successful exploratory drilling success in our Williston Basin joint venture and in our Cinco Terry Project in Crockett County, Texas. The increase excludes additional reserves attributable to our 5.3% limited partnership interest in Hall-Houston Exploration II, L.P.

[3]

Our executive offices are located at 777 Post Oak Blvd., Suite 910, Houston, TX 77056, and our telephone number is (832) 369-6986.  Our web site is www.petroresourcescorp.com.  Additional information which may be obtained through our web site does not constitute part of this annual report on Form 10-K.  A copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Recent Developments

During fiscal 2007 through the date of this report, we have engaged in the following transactions:

Williston Basin Properties. On February 16, 2007, we acquired an approximately 43% average working interest in 15 fields located in the Williston Basin in North Dakota. Pursuant to a purchase and sale agreement dated December 11, 2006 between Eagle Operating Inc. (“Eagle”), of Kenmare, North Dakota, and our newly formed wholly-owned subsidiary, PRC Williston LLC, a Delaware limited liability company, PRC Williston acquired 50% of Eagle’s working interest in approximately 15,000 acres and 150 wells.

As consideration for purchasing the working interest in the Williston Basin properties, PRC Williston paid $12.7 million and we issued 3,144,655 shares of our common stock valued at $10.7 million to Eagle.  In addition, PRC Williston agreed to contribute up to $45 million in development capital towards 100% of the mutually agreed upon joint capital costs of the existing secondary recovery and development program and in other joint participations with Eagle over a three year period. For a period of 36 months following the closing, Eagle has guaranteed that PRC Williston’s share of gross monthly production revenue from the properties shall not be less than the financial equivalent of 300 barrels of oil per day multiplied by the number of days in a given month (the product referred to as the “production floor”). In the event that our net share of gross production for any month is not at least equal to the production floor, Eagle shall pay to us, in cash, an amount equal to the difference between the production floor and the actual net barrels to our interest multiplied by the average price of crude paid for the oil production from the properties for that month (the “production floor payment”). During the 36 month period, Eagle shall be entitled to recover production floor payments previously made for any month in which our net share of oil production exceeds the production floor, by way of our cash payment not to exceed the amount by which of our net share of oil production exceeds the production floor (a “production floor reimbursement”). At the end of the 36 month period, we will be obligated to pay to Eagle, in cash, the amount of cumulative production floor payments, net of any production floor reimbursements.  As of December 31, 2007, the “production floor reimbursement” account had a zero balance.

In connection with the acquisition, PRC Williston entered into a $75 million Credit Agreement dated February 16, 2007 with certain lenders, arranged by Petrobridge Investment Management, LLC. Pursuant to the Credit Agreement, as of December 31, 2007, the lenders have advanced PRC Williston a total of $25,375,225 for purposes of financing the acquisition of its interest in the Williston Basin fields, including certain transaction costs and fees, its costs of drilling and development of oil and gas properties, and general working capital.

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

PRC Williston’s obligations under the credit facility have been secured by its grant of a first priority security interest and mortgage on all assets of PRC Williston held now and in the future. We have also guaranteed the performance of PRC Williston’s obligations under the credit facility and related agreements by way of a Guaranty and Pledge Agreement dated February 16, 2007. Pursuant to the Guaranty and Pledge Agreement, we have secured our guarantee by granting to the lenders a first priority security interest in our ownership interest in PRC Williston.

[4]

The credit facility contains a number of covenants imposing significant restrictions on us, including restrictions on our repurchase of, and payment of dividends on, our capital stock and limitations on our ability to incur additional indebtedness, make investments, engage in transactions with affiliates, sell assets and create liens on our assets. These restrictions may affect our ability to operate our business, to take advantage of potential business opportunities as they arise and, in turn, may materially and adversely affect our business, financial conditions and results of operations.

The credit agreement also obligates PRC Williston to comply with certain financial covenants including a minimum current ratio beginning with the quarter ended June 30, 2007, a minimum interest coverage ratio and minimum debt coverage ratios.  Subsequent to June 30, 2007, PRC Williston entered into agreements with the lenders to postpone the calculation of the financial covenants and waive various financial covenants until the quarter ended December 31, 2007.  There can be no assurance that we will be able to meet the financial covenants, and if we fail to satisfy or obtain waivers for these covenants, we would be subject to the default provisions of the agreement.  All of the assets of our operating subsidiary are pledged to secure the obligations under our credit facility.  Our lack of unencumbered collateral could materially and adversely affect our ability to obtain, or increase the cost of obtaining, additional financing in the future.

Concurrent with the acquisition, PRC Williston entered into equity participation agreements with two unaffiliated parties, related to the lenders pursuant to which PRC Williston has agreed to pay to the two parties an aggregate of 12.5% of all equity distributions (“participation interest”) paid to the owners of PRC Williston, which at this time is 100% owned by Petro Resources Corporation.  Pursuant to the equity participation agreements, the participation interest may be converted into a 12.5% working interest at the earlier of February 16, 2011 or the date of repayment of the credit facility.  In addition, PRC Williston granted each of the two parties a 2% of 8/8ths overriding royalty interest, proportionally reduced by our net revenue interest percentage, in the oil and gas leases held by PRC Williston. Under the Credit Agreement, we were required to make an equity contribution of at least $5 million to PRC Williston within 180 days of the closing date of the acquisition of the Williston Basin properties. In September 2007, we entered into amendments to the Credit Agreement to extend such equity contribution date.  In consideration of such extensions, we paid the lenders $375,000.  In November 2007, we paid $12 million of indebtedness under the Credit Agreement.  As of December 31, 2007, the current balance under the Credit Agreement is $14.3 million.

Series A Preferred Stock.  On April 3, 2007, we completed the sale of 2,240,467 shares of our Series A Convertible Preferred Stock to two funds managed by Touradji Capital Management, LP in consideration of the Touradji funds’ (i) payment of $2 million; (ii) return of 1,573,800 shares of our common stock purchased in previous periods; and (iii) return of 160,000 common stock purchase warrants held by the funds with a deemed aggregate value of $4,721,400, or $3.00 per common share.  We have cancelled both the returned common shares and the warrants.  The total aggregate stated value of the Series A Preferred Stock sold was $6,721,401.

The Series A Preferred Stock was issued at a stated value of $3.00 per share and is convertible into our common stock at a conversion price of $4.50 per share. Both the stated value and conversion price are subject to adjustment in the event of any stock splits, stock dividends, combinations or the like affecting the Series A Preferred Stock or common stock, or any fundamental transactions.  Each share of Series A Preferred Stock is entitled to dividends on the stated value at the rate of 10% per annum, provided that the dividend rate will increase to 15% on April 3, 2008. Dividends are payable quarterly in cash or, at our option, in additional shares of Series A Preferred Stock.  To date, we have elected to pay all dividends in the form of additional shares of Series A Preferred Stock in lieu of cash. As of March 31, 2008, we have issued 230,580 shares of Series A Preferred Stock as dividends. The Series A Preferred Stock is entitled to vote with the common stock on an as converted basis.  If we are liquidated, each outstanding share of Series A Preferred Stock will be entitled to a liquidation payment in an amount equal to the greater of (x) the stated value, plus any accrued and unpaid dividends, and (y) the amount payable per share of common stock which a holder of Series A Preferred Stock would have received if the holder had converted to common stock immediately prior to the liquidation event, plus any accrued and unpaid dividends.  We are required to redeem all outstanding shares of Series A Preferred Stock on October 2, 2008 at a redemption price equal to the stated value, plus any accrued and unpaid dividends.  We have the option to redeem the Series A Preferred Stock at any time, subject to 30 days prior written notice, at the same redemption price.  We also provided the Touradji funds with registration rights requiring that we file a registration statement with the SEC for purposes of registering the resale of the shares of common stock underlying the Series A Preferred Stock and the 240,000 warrants still held by the Touradji funds.  We filed a registration statement relating to the Touradji funds’ shares of common stock on October 18, 2007.

[5]

Follow-On Public Offering.  On November 2007, we closed the public offering of 16,100,000 shares of our common stock at a price of $2.00 per share, which included 2,100,000 shares of common stock sold pursuant to the exercise of the underwriters’ over-allotment option.  We received approximately $27.46 million of offering proceeds, net of underwriters’ discounts and related expenses.  Canaccord Adams Inc. served as the managing underwriter of the offering.

Our Oil and Gas Operations

We are committed to a corporate strategy of participating in producing and undeveloped oil and gas properties and exploratory drilling as a non-operator. An oil and gas operator is the party that takes primary responsibility for management of the day-to-day exploration, development and production activity, either by carrying out those activities directly or by contracting with third parties for the provision of some or all of such services. Instead of engaging in active exploration, development and production operations, we focus primarily on the search for and analysis and acquisition of interests in oil and gas properties and drilling prospects. As a non-operator, we participate by taking working interests in these properties with an industry partner functioning as the operator, as we have done in the Williston Basin properties.  We also purchase leases with the intent to sell a portion of the interest to an unaffiliated third party who will serve as the operator while we retain a working interest, as we did with the Palo Duro Basin acreage. Additionally, we participate by direct investment in partnerships or other vehicles engaged in exploration and production, as we did with our investment in Hall-Houston Exploration II, L. P.

As a non-operator we believe we are able to leverage off the recognized geological, geophysical, and operational expertise of operators in certain geological provinces without having to hire and maintain a large in-house staff with specific expertise in those various geological areas. We expect to bear only a small portion of the operator’s overall geological and geophysical costs and receive in turn the full value of the specialized expertise of the operator’s staff. We believe we are able to further leverage and diversify by partnering or participating with several highly respected operators in different areas of the country.  While we are confident of the expertise of our operator, we believe it is in our best interests to have certain qualified employees to review acquisitions, development and reserve value determinations, and will undertake to add such employees from time to time as the need arises.  We may decide in the future to become an operator should the right opportunity present itself.

We invest primarily in domestic oil and natural gas interests, including producing properties, prospects, leases, wells, mineral rights, working interests, royalty interests, overriding royalty interests, net profits interests, production payments, farm-ins, drill to earn arrangements, partnerships, easements, rights of way, licenses and permits, in the Gulf of Mexico, Texas, North Dakota, New Mexico, Louisiana and Kentucky.

Our Strategy

It is our belief that the exploration and production industry’s most significant value creation occurs through the drilling of successful exploratory wells and the enhancement of oil recovery in mature fields.  Our goal is to create significant value while maintaining a low cost structure.  To this end, our business strategy includes the following elements:
  Participation in exploration prospects with proven operators. We intend to pursue prospects in partnership with other companies that have exploration, development and production expertise. We will participate as a non-operator and will evaluate each prospect based on its geological and geophysical merits and, in large part, on the operator’s track record and resources.
  Negotiated acquisitions of properties. We intend to acquire producing properties based on our view of the pricing cycles of oil and natural gas and available exploration and development opportunities of proved, probable and possible reserves.

[6]

  Leasing of prospective acreage. In the course of our business, we may identify drilling opportunities on properties that have not yet been leased.  We may take the initiative to lease prospective acreage and sell all or any portion of the leased acreage to other companies that want to participate in the drilling and development of the prospect acreage.
  Controlling Costs.   We intend to maximize our returns on capital by minimizing our expenditures on general and administrative expenses.  We also intend to minimize initial capital expenditures on geological and geophysical overhead, seismic data, hardware and software by partnering with cost efficient operators that have already invested capital in such.  We also intend to outsource our geological, geophysical, reservoir engineering and land functions in order to help reduce capital requirements.
Our operating strategy is to participate as a non-operator in oil and natural gas properties and drilling prospects.  We intend to employ the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We will also pursue alliances with third parties in the areas of geological and geophysical services and prospect generation, evaluation and leasing as it relates to project-specific opportunities. As a non-operator, we intend to rely on unaffiliated third party operators to drill, produce and market our oil and natural gas. We believe that by limiting our overhead costs, we will be able to better control total costs and retain flexibility in terms of project management.

We intend to use commodity price hedging instruments to reduce our exposure to oil and natural gas price fluctuations and to help ensure that we have adequate cash flow to fund our debt service costs and capital programs. We may enter into futures contracts, collars and basis swap agreements, as well as fixed price physical delivery contracts; however, it is our preference to utilize hedging strategies that provide downside commodity price protection without unduly limiting our revenue potential in an environment of rising commodity prices.  We use hedging primarily to manage price risks and returns on certain acquisitions and drilling programs.  Our policy is to consider hedging an appropriate portion of our production at commodity prices we deem attractive.  In the future we may also be required by our lenders to hedge a portion of production as part of any financing.

It is our long-term goal to achieve a well diversified and balanced portfolio of oil and natural gas producing properties located onshore North America and offshore in the Gulf of Mexico.  In addition to geographic diversification, we also plan to target a balanced reserve mix between oil and natural gas, as well as conventional and unconventional resource plays.

At the present time, we have seven employees, including our five executive officers.   We have developed an operating strategy that is based on our participation in oil and gas properties and drilling prospects as a non-operator.  We intend to employ the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We will also pursue alliances with third parties in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. As a non-operator, we intend to rely on unaffiliated third party operators to drill, produce and market our oil and natural gas. We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management.

Principal Oil and Gas Interests

Williston Basin Properties. On February 16, 2007, we acquired approximately 43% average working interest in 15 fields located in the Williston Basin in North Dakota. Pursuant to a Purchase and Sale Agreement dated December 11, 2006 between Eagle Operating Inc, of Kenmare, North Dakota, and our newly formed wholly-owned subsidiary, PRC Williston LLC, a Delaware limited liability company, PRC Williston acquired 50% of Eagle’s working interest in approximately 15,000 acres and 150 wells which were producing approximately 260 barrels of oil per day net to PRC Williston’s interest.  As of December 31, 2007, the fields were producing at a rate of approximately 347 barrels of oil per day net to PRC Williston’s interest. Eagle is the operator of the Williston Basin properties.  The properties are secondary water flood re-pressurization candidates.  Eagle has begun and will continue repressurization in the properties and subsequent conventional and horizontal drilling operations to increase production rates.  Based on the 2007 year-end reserve report prepared for us by Cawley Gillespie & Associates, Inc., independent petroleum consultants, these properties have total proved reserves totaling 2,116,297 boe representing an increase of approximately 566,897 boe net of production from the date of acquisition.  See, Item I “Business - Recent Developments” above for a summary of the Purchase and Sale Agreement and related $75 million credit facility.

[7]

Secondary recovery efforts are under way in seven of the 15 producing fields.  All fields in which repressurization has begun are responding to this secondary recovery effort.  The North Grano Field is fully into secondary recovery with three new producing wells drilled during 2007 and has seen gross field production increase from 20 bbls of oil per day (pre injection rate) to 146 bbls per day, an increase of 730%.

We have budgeted $13.0 million to the Williston Basin for 2008 activity of which we expect to spend $9.3 million on development efforts.

Permian Basin, Cinco Terry Project. We have a 10% working interest in an exploratory prospect area in Crockett County, Texas with oil and natural gas potential from multiple horizons. The prospect is operated by Approach Resources, Inc. The prospect area consists of approximately 18,500 gross acres. As of the date of this report, 20 of 22 wells have been successfully drilled, completed and turned to sales.  The operator has informed us that it intends to drill up to 36 additional wells in this prospect area during 2008.  Gross production from the wells we participate in were producing 4,300 mcf per day and 326 barrels of oil per day as of December 31, 2007, of which we had a 6.7% net revenue interest.  We have budgeted $4.1 million for operations in 2008 for this project.

Hall-Houston Exploration II, L. P. In April 2006, we purchased a 5.3% limited partners interest in Hall-Houston Exploration II, L. P., an oil and gas exploration and development partnership that has operations focused primarily offshore in the Gulf of Mexico. The purchase of our limited partner interest in the partnership required that we commit to contribute up to $8.0 million to the capital of the partnership.

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

As of December 31, 2007, we had funded approximately $3.9 million of our $8.0 million commitment. We have assumed for purposes of planning and budgeting that we will be required to fund the remaining $4.1 million commitment during the remainder of fiscal 2008.

To date, Hall-Houston Exploration II, L.P. has drilled 18 wells, 14 of which were successful.  As stated above, we expect to completely fulfill our capital commitments under the partnership in 2008.  The general partner or Hall-Houston Exploration II, L.P. has advised us that three wells are planned to be drilled during the remainder of 2008.

Chalma Basin, El Vado East Prospect. The El Vado East prospect is a Mancos Shale exploratory oil prospect encompassing a total of 90,000 gross acres located in the Chama Basin in northern New Mexico.  We own a 10% working interest and an 8.1% net revenue interest in the property.  This prospect has oil and gas potential in three formations.  The operator, Approach Resources, intends to drill the initial well on the acreage by mid-2008. We have budgeted $400,000 to participate in four Mancos Shale wells to be drilled during 2008.

Illinois Basin, Boomerang Prospect. In August 2006, we acquired a 10% working interest in an exploratory prospect in southwestern Kentucky at an acquisition cost of $339,368. Our interest was acquired from Approach Resources, Inc., who also serves as the operator. The prospect consists of approximately 74,000 gross acres located in the southwestern Kentucky region of the Illinois basin, and is prospective for natural gas from a horizon of shallow shale that is present at depths between 1,500 and 3,500 feet. Our working interest was subsequently reduced from 10% to 6.8% due to an unaffiliated working interest owner exercising their right to purchase a 33% gross working interest in the Boomerang Prospect.  Three wells were drilled in the first quarter of 2007, of which two wells are expected to be completed as producing wells during 2008 and one well was plugged and abandoned due to well bore conditions.  The operator has scheduled two vertical and three horizontal wells for 2008 to further test the productivity of the shale in this region.

[8]

Unita Basin, South San Arroyo Prospect. In June 2006, we acquired an 85% working interest in a 20,300 gross acre shallow natural gas and oil exploratory prospect located in eastern Utah, just to the west of Grand Junction, Colorado. We do not anticipate any activity in this prospect area in the near future.

Palo Duro Basin. In December 2005 and January 2006, we acquired leases covering approximately 33,000 gross and 23,800 net mineral acres in the Palo Duro Basin located in Floyd and Motley Counties, Texas. Four leases were acquired for acquisition costs and expenses of approximately $2,550,000. Two of the leases covering approximately 9,300 net acres have primary terms of five years, one lease covering approximately 13,750 net acres has a primary term of four years and one lease covering approximately 750 net acres has a primary term of three years. There has been no activity on this prospect to date.

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

Form time to time, we enter into hedging arrangements to reduce our exposure to decreases in the prices of oil and natural gas. Hedging arrangements may expose us to risk of significant financial loss in some circumstances including circumstances where:

•	our production and/or sales of natural gas are less than expected;
•	payments owed under derivative hedging contracts come due prior to receipt of the hedged month’s production revenue; or
•	the counter party to the hedging contract defaults on its contract obligations.

[9]

In addition, hedging arrangements limit the benefit we would receive from increases in the prices for oil and natural gas. We cannot assure you that any hedging transactions we may enter into will adequately protect us from declines in the prices of oil and natural gas. On the other hand, we where we choose not to engage in hedging transactions in the future, we may be more adversely affected by changes in oil and natural gas prices than our competitors who engage in hedging transactions.

As of December 31, 2007, we had the following hedges in place:

	Barrels per quarter	Barrels per day	Price per barrel
2008
First quarter	15,400	169	$66.74
Second quarter	14,446	159	$73.23
Third quarter	12,843	140	$71.47
Fourth quarter	9,200	100	$65.70

2009
First quarter	8,225	91	$65.62
Second quarter	6,825	75	$65.40
Third quarter	6,900	75	$65.40
Fourth quarter	6,900	75	$65.40

2010
First quarter	4,425	49	$65.40

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

[10]

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

[11]

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

[12]

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

Employees

We have seven employees, including our five executive officers. For the foreseeable future, we intend to continue the use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services.

Glossary of Oil and Natural Gas Terms

The following is a description of the meanings of some of the oil and natural gas industry terms used in this report.

bbl. Stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.

bcf. Billion cubic feet of natural gas.

boe. Barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids.

boe/d. boe per day.

Completion. The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Development well. A well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

Drilling locations. Total gross locations specifically quantified by management to be included in the Company’s multi-year drilling activities on existing acreage. The Company’s actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, drilling results and other factors.

Dry hole. A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

Exploratory well. A well drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or to extend a known reservoir.

[13]

Field. An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Formation. An identifiable layer of rocks named after its geographical location and dominant rock type.

Lease. A legal contract that specifies the terms of the business relationship between an energy company and a landowner or mineral rights holder on a particular tract of land.

Leasehold. Mineral rights leased in a certain area to form a project area.

mbbls. Thousand barrels of crude oil or other liquid hydrocarbons.

mboe. Thousand barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids mcf. Thousand cubic feet of natural gas.

mcfe. Thousand cubic feet equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids.

mmbbls. Million barrels of crude oil or other liquid hydrocarbons.

mmboe. Million barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids.

mmbtu. Million British Thermal Units.

mmcf. Million cubic feet of natural gas.

Net acres, net wells, or net reserves. The sum of the fractional working interest owned in gross acres, gross wells, or gross reserves, as the case may be.

Overriding royalty interest. Is similar to a basic royalty interest except that it is created out of the working interest. For example, an operator possesses a standard lease providing for a basic royalty to the lessor or mineral rights owner of 1/8 of 8/8. This then entitles the operator to retain 7/8 of the total oil and natural gas produced. The 7/8 in this case is the 100% working interest the operator owns. This operator may assign his working interest to another operator subject to a retained 1/8 overriding royalty. This would then result in a basic royalty of 1/8, an overriding royalty of 1/8 and a working interest of 3/4. Overriding royalty interest owners have no obligation or responsibility for developing and operating the property. The only expenses borne by the overriding royalty owner are a share of the production or severance taxes and sometimes costs incurred to make the oil or gas salable.

Plugging and abandonment. Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of all states require plugging of abandoned wells.

Present value of future net revenues (PV-10). The present value of estimated future revenues to be generated from the production of proved reserves, before income taxes, of proved reserves calculated in accordance with Financial Accounting Standards Board guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non-property related expenses such a general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

PV-10. Pre–tax present value of estimated future net revenues discounted at 10%.

Production. Natural resources, such as oil or gas, taken out of the ground.

[14]

Productive well. A well that is found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

Project. A targeted development area where it is probable that commercial gas can be produced from new wells.

Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved developed producing reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved reserves. The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable from known reservoirs under current economic and operating conditions, operating methods, and government regulations.

Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

Recompletion. The process of re-entering an existing well bore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.

Reserves. Oil, natural gas and gas liquids thought to be accumulated in known reservoirs.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible nature gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

Secondary Recovery. A recovery process that uses mechanisms other than the natural pressure of the reservoir, such as gas injection or water flooding, to produce residual oil and natural gas remaining after the primary recovery phase.

Shut-in. A well that has been capped (having the valves locked shut) for an undetermined amount of time. This could be for additional testing, could be to wait for pipeline or processing facility, or a number of other reasons.

Standardized measure. The present value of estimated future cash inflows from proved oil and natural gas reserves, less future development, abandonment, production and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10. Standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes.

Successful. A well is determined to be successful if it is producing oil or natural gas, or awaiting hookup, but not abandoned or plugged.

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Water flood. A method of secondary recovery in which water is injected into the reservoir formation to displace residual oil and enhance hydrocarbon recovery.

Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.

[15]

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

As of December 31, 2007, we had working capital of $5.0 million, including $15.3 million of cash and cash equivalents.  In addition, we have available to us a $75 million credit facility, of which $14.3 million is outstanding as of December 31, 2007, for purposes of financing our commitments towards the drilling and development of our most significant prospect, the Williston Basin properties.  Based on our present working capital, available borrowings under the credit facility and current rate of cash flow from operations, we believe we have available to us sufficient working capital to fund our operations and expected commitments for exploration and development through, at least, December 31, 2008.  However, in the event we receive calls for capital greater than, or generate cash flow from operations less than, we expect, we may require additional working capital to fund our operations and expected commitments for exploration and development prior to December 31, 2008.  In addition, we are required to redeem our outstanding Series A Preferred Stock at a redemption price equal to the aggregate stated value plus any accrued and unpaid dividends, no later than October 2, 2008.  Unless we are able to refinance the Series A Preferred Stock using our equity, we will need to raise additional capital in order to effect a cash redemption of the preferred shares.

[16]

We will seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing.  However, other than our existing credit facility, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have no history of generating significant cash from oil and gas operations.  Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.  If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price will be materially adversely affected.

We do not have a significant operating history and, as a result, there is a limited amount of information about us on which to make an investment decision. We were incorporated in June 1997 to engage in the design and manufacturing of children’s apparel. We terminated that business line in 1999 and since then have been engaged in the pursuit of alternative lines of business. In late 2004, we began to focus our attention on oil and gas exploration and development in the United States. In April 2005, we commenced assembling our present management team. In July 2005, we acquired our initial exploratory drilling prospects and commenced drilling activities in November 2005. In December 2005, we commenced production from our first oil and gas prospects and received our first revenues from oil and gas production in February 2006. In February 2007 we acquired a 43% average working interest in 15 producing oil fields and approximately 150 producing wells located in the Williston Basin in North Dakota at which point we began to receive revenue from associated oil and gas production. Accordingly, there is little operating history upon which to judge our business strategy, our management team or our current operations.

We have a history of losses and cannot assure you that we will be profitable in the foreseeable future.  Since we entered the oil and gas business in April 2005, through December 31, 2007, we have incurred a net loss from operations of $9,852,162.  If we fail to generate profits from our operations, we will not be able to sustain our business. We may never report profitable operations or generate sufficient revenue to maintain our company as a going concern.

We do not act as an operator, which means we are dependent on third parties for the exploration, development and production of our leasehold interests. An oil and gas operator is the party that takes primary responsibility for management of the day-to-day exploration, development and production activity relating to an oil and gas prospect. Our business plan is to acquire working interests in oil and gas properties with an industry partner functioning as the operator. To date, we have entered into agreements with various oil and gas operators on a project-by-project basis and we have no long term agreements with any operators that ensure us of their services as we may need them. Our reliance on third party operators for the exploration, development and production of our property interests subjects us to a number of risks, including:

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

[17]

We have limited management and staff and will be dependent for the foreseeable future upon consultants and partnering arrangements. At of March 2008, we have seven employees, including our five executive officers. We have developed an operating strategy that is based on our participation in producing properties and exploration prospects as a non-operator for the foreseeable future. We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Our dependence on third party consultants and service providers creates a number of risks, including but not limited to:

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

The loss of any of our executive officers could adversely affect us. We currently only have seven employees, including our five executive officers. We are dependent on the extensive experience of our executive officers to implement our acquisition and growth strategy. The loss of the services of any of our executive officers could have a negative impact on our operations and our ability to implement our strategy.

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

Hedging transactions may limit our potential gains or result in losses. In order to manage our exposure to price risks in the marketing of our oil and natural gas, from time to time we enter into oil and gas price hedging arrangements with respect to a portion of our proved developed producing production. While these contracts are intended to reduce the effects of volatile oil and natural gas prices, they may also limit our potential gains if oil and natural gas prices were to rise substantially over the price established by the contract. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

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

We cannot assure you that any hedging transactions we may enter into will adequately protect us from declines in the prices of oil and natural gas. On the other hand, where we choose not to engage in hedging transactions in the future, we may be more adversely affected by changes in oil and natural gas prices than our competitors who engage in hedging transactions.

[18]

Any failure to meet our debt obligations would adversely affect our business and financial condition. In conjunction with our acquisition of the producing properties in North Dakota, PRC Williston LLC, our wholly-owned subsidiary, entered into a $75 million credit agreement on February 16, 2007, of which approximately $14.3 million was outstanding as of December 31, 2007. Funds borrowed under the new credit facility bear interest at a rate equal to (x) the greater of the prime rate or 7.5%, plus (y) 2%, with interest payable monthly. The principal amount of advances outstanding under the credit facility are repayable monthly in an amount approximating 100% of PRC Williston’s cash on hand (from any source) less all permitted costs and expenses paid by PRC Williston for the monthly period.

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

The credit agreement obligates PRC Williston to comply with certain financial covenants calculated as of the last day of each fiscal quarter, including a minimum current ratio beginning with the quarter ending on June 30, 2007, a minimum interest coverage ratio and debt coverage ratios based on earnings and petroleum reserves, as such ratios are defined in the agreement. Subsequent to June 30, 2007, PRC Williston entered into agreements with the lenders to postpone the calculation of the financial covenants and waive various financial covenants until the quarter ended December 31, 2007.  There can be no assurance that we will be able to meet the financial covenants, and if we fail to satisfy or obtain waivers for these covenants, we would be subject to the default provisions of the agreement, which could materially adversely affect our business, financial condition and results of operations.

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

[19]

If we are unable to fund our commitment to Hall-Houston Exploration II, L.P., we may be forced to sell our entire investment in the fund at a significant loss. Pursuant to the limited partnership agreement, we are required to fund our $8.0 million in the partnership based on calls for capital made by the general partner from time to time. The general partner is authorized to issue a call for capital contributions at any time, and from time to time, over a three year period expiring in April 2009. In the event we are unable or unwilling to fund a capital call, the general partner may, among other actions, require us to sell our entire limited partnership interest to the other limited partners or the partnership, at the option of the other limited partners and the partnership, at a price equal to the lower of (i) 75% of the fair market value of our interest and (ii) 75% of our capital account balance in the partnership. As of March 15, 2008, we have funded $3.9 million of our $8.0 million commitment. The general partner is unable to predict the timing and amount of the future calls for capital. If we are unable to fund a capital call when made, we may be forced to sell our entire investment in the partnership at a significant loss, in addition to being held liable for other damages to the partnership resulting from our breach of the partnership agreement.

We may have difficulty managing growth in our business, which could adversely affect our financial condition and results of operations.  Significant growth in the size and scope of our operations could place a strain on our financial, technical, operational and management resources.  The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrences of unexpected expansion difficulties, including the failure to recruit and retain experienced managers, geologists, engineers and other professionals in the oil and gas industry could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plans.

Unless we replace our oil and gas reserves, our reserves and production will decline, which would materially and adversely affect our business, financial condition and results of operations.  Producing oil and gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors.  Thus, our future oil and gas reserves and production and, therefore, our cash flow and revenue are highly dependent on our success in efficiently developing our current reserves and acquiring additional recoverable reserves.  We may not be able to develop, find or acquire reserves to replace our current and future production at costs or other terms acceptable to us, or at all, in which case our business, financial condition and results of operations would be materially and adversely affected.

The unavailability or high cost of drilling rigs, equipment supplies or personnel could adversely affect our ability to execute our exploration and development plans.  The oil and gas industry is cyclical and, from time to time, there are shortages of drilling rigs, equipment, supplies or qualified personnel.  During these periods, the costs of rigs, equipment and supplies my increase substantially and their availability may be limited.  In addition, the demand for, and wage rates of, qualified personnel, including drilling rig crews, may rise as the number of rigs in service increases.  The higher prices of oil and gas during the last several years have resulted in shortages of drilling rigs, equipment and personnel, which have resulted in increased costs and shortages of equipment in program areas we operate.  If drilling rigs, equipment, supplies or qualified personnel are unavailable to us due to excessive costs or demand or otherwise, our ability to execute our exploration and development plans could be materially and adversely affected and, as a result, our financial condition and results of operations could be materially and adversely affected.

Covenants in our credit facility impose significant restrictions and requirements on us.  Our credit facility contains a number of covenants imposing significant restrictions on us, including restrictions on our repurchase of, and payment of dividends on, our capital stock and limitations on our ability to incur additional indebtedness, make investments, engage in transactions with affiliates, sell assets and create liens on our assets.  These restrictions may affect our ability to operate our business, to take advantage of potential business opportunities as they arise and, in turn, may materially and adversely affect our business, financial conditions and results of operations.

Our credit facility also requires our operating subsidiaries to achieve and maintain certain financial ratio tests.  There can be no assurance that our operating subsidiaries will be able to achieve and maintain compliance with these prescribed financial ratio tests or other requirements under our credit facility.  Failure to achieve or maintain compliance with the financial ratio tests or other requirements under our credit facility would result in a default and could lead to the acceleration of our obligations under our credit facility.

A substantial portion of the assets of our operating subsidiaries are pledged to secure the obligations under our credit facility.  Our lack of unencumbered collateral could materially and adversely affect our ability to obtain, or increase the cost of obtaining, additional financing in the future.

[20]

Lack of pipeline access, gathering systems and other production equipment may hinder our access to oil and gas markets or delay our production.  The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities.  For example, there are no gathering systems in some of the program areas where we have acreage.  Therefore, if drilling results are positive in these program areas, new gathering systems would need to be built to deliver any gas production to markets.  There can be no assurance that we would have sufficient liquidity to build such systems or that third parties would build systems that would allow for the economic development of any such production.

We deliver our production through gathering systems and pipelines that we do not own.  These facilities may not be available to us in the future.  Our ability to produce and market our production is affected and also may be harmed by:

•	the lack of pipeline transmission facilities or carrying capacity;
•	federal and state regulation of oil and gas production; and
•	federal and state transportation, tax and energy policies.

Any significant change in our arrangement with gathering system or pipeline owners and operators, or other market factors affecting the overall infrastructure facilities servicing our properties, could adversely impact our ability to deliver the oil and gas that we produce to markets in an efficient manner or the prices we receive.  In some cases, we may be required to shut in wells, at least temporarily, for lack of a market because of the inadequacy or unavailability of transportation facilities.  If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver our production to market.

We are exposed to operating hazards and uninsured risks.  Our operations are subject to the risks inherent in the oil and natural gas industry, including the risks of:

•	fire, explosions and blowouts;
•	pipe failure;
•	abnormally pressured formations; and
•	environmental accidents such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, brine or well fluids into the environment (including groundwater contamination).

These events may result in substantial losses to us from:

•	injury or loss of life;
•	severe damage to or destruction of property, natural resources and equipment;
•	pollution or other environmental damage;
•	clean-up responsibilities;
•	regulatory investigation;
•	penalties and suspension of operations; or
•	attorney's fees and other expenses incurred in the prosecution or defense of litigation.

As is customary in our industry, we maintain insurance against some, but not all, of these risks.  We cannot assure you that our insurance will be adequate to cover these losses or liabilities.  We do not carry business interruption insurance.  Losses and liabilities arising from uninsured or underinsured events may have a material adverse effect on our financial condition and operations.

We carry well control insurance for our drilling operations.  Our coverage includes blowout protection and liability protection on domestic and international wells.

The producing wells in which we have an interest occasionally experience reduced or terminated production.  These curtailments can result from mechanical failures, contract terms, pipeline and processing plant interruptions, market conditions and weather conditions.  These curtailments can last from a few days to many months.

[21]

It is our long-term goal to achieve a well diversified and balanced portfolio of oil and natural gas producing properties located onshore North America and offshore in the Gulf of Mexico.  In addition to geographic diversification, we also plan to target a balanced reserve mix between oil and natural gas, as well as conventional and unconventional resource plays.

Risks Relating to the Oil and Gas Industry

A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition, cash flow, liquidity or results of operations and our ability to meet our capital expenditure obligations and financial commitments and to implement our business strategy. Oil and natural gas are commodities and are subject to wide price fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production and the levels of our production depend on numerous factors beyond our control. These factors include the following:

•	changes in global supply and demand for oil and natural gas;
•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;
•	the price and quantity of imports of foreign oil and natural gas;
•	acts of war or terrorism;
•	political conditions and events, including embargoes, affecting oil-producing activity;
•	the level of global oil and natural gas exploration and production activity;
•	the level of global oil and natural gas inventories;
•	weather conditions;
•	technological advances affecting energy consumption;
•	the price and availability of alternative fuels; and
•	market concerns about global warming or changes in governmental policies and regulations due to climate change initiatives.

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

[22]

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

Prospects that we decide in which to participate may not yield oil or natural gas in commercially viable quantities or quantities sufficient to meet our targeted rate of return. A prospect is a property in which we own an interest and have what we believe, based on available seismic and geological information, to be indications of oil or natural gas. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to be drilled to a prospect that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion cost or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analysis we perform using data from other wells, more fully explored prospects and/or producing fields will be useful in predicting the characteristics and potential reserves associated with our drilling prospects.

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

[23]

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

Our operations may incur substantial expenses and resulting liabilities from compliance with environmental laws and regulations. Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations:

•	require the acquisition of a permit before drilling commences;
•	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;
•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
•	impose substantial liabilities for pollution resulting from our operations.

        Failure to comply with these laws and regulations may result in:

•	the assessment of administrative, civil and criminal penalties;
•	incurrence of investigatory or remedial obligations; and
•	the imposition of injuctive relief.

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

[24]

Risks Relating to our Common Stock

The market for our stock is limited and may not provide investors with either liquidity or a market based valuation of our common stock. Our common stock is traded on the American Stock Exchange market under the symbol “PRC”. As of March 29, 2008, the last reported sale price of our common stock on the AMEX was $1.35 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Also, the present volume of trading in our common stock may not provide investors sufficient liquidity in the event they wish to sell their common shares. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general, and early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to develop a market for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

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

In addition, in the future, we may issue shares of our common stock in furtherance of our acquisitions and development of assets or businesses. If we use our shares for this purpose, the issuances could have a dilutive effect on the value of your shares, depending on market conditions at the time of an acquisition, the price we pay, the value of the assets or business acquired and our success in exploiting the properties or integrating the businesses we acquire and other factors.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Company Location and Facilities

Our executive offices are located at 777 Post Oak Boulevard, Suite 910 in Houston, Texas. We entered into a five year lease beginning May 1, 2007 covering approximately 2,900 square feet and the current monthly base rental is $4,827 with the base rental escalating to a monthly base rate of $5,430 in 2011.

Reserves

Our natural gas and crude oil reserves have been estimated as of December 31, 2007 by Cawley, Gillespie & Associates, Inc. and DeGolyer & MacNaughton. Natural gas and crude oil reserves, and the estimates of the present value of future net revenues therefrom, were determined based on then current prices and costs.

There are numerous uncertainties inherent in estimating quantities of proved reserves and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties becomes available.

[25]

The following table sets forth our estimated proved reserves as of December 31, 2007.

	Proved Reserves
	2007			2006
	Developed	Undeveloped	Total	Developed	Undeveloped	Total
Crude Oil (bbls):
CGA	1,379,330	604,865	1,984,195	7,900	-	7,900
DM	143,288	242,117	385,405	-	-	-
Total Oil (bbls):	1,522,618	846,982	2,369,600	7,900	0	7,900
Natural Gas (Boe)
CGA	132,102	-	132,102	6,833	12,516	19,349
DM	78,119	136,781	214,900	-	-	-
Total Gas (Boe):	210,221	136,781	347,002	6,833	12,516	19,349
Total Proved Reserves (Boe)	1,732,839	983,763	2,716,602	14,733	12,516	27,249

Production, Average Sales Prices and Average Costs of Production

The following table sets forth certain information regarding production volumes, average sales prices and average costs of production, including depletion, depreciation and allowance, or DD&A for the three years ended December 31, 2007.

	2007	2006	2005*
Production Volume
Natural Gas (Mcf)	151,627	20,266	--
Oil and Natural Gas Liquids (Bbls)	99,417	67	--
Average Sales Prices:			--
Natural Gas (per Mcf)	$ 3.49	$ 5.89	--
Oil (Bbls)	$ 64.28	$ 54.62	--
Costs of Production (per Bbl)	$ 28.16	$ 13.81	--
DD&A (per Bbl)	$ 14.29	$ 76.19	--
______________
* We had insignificant natural gas production and no oil production attributable to our working interests during the year ended December 31, 2005.

[26]

Drilling Activity

Information with regard to our drilling activities during the three years ended December 31, 2007 is set forth below.

	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive	15	2.11	9	1	3	0.2
Unproductive	6	0.93	12	2.1	1	0.1
Total	21	3.04	21	3.1	4	0.3
Developmental Wells:	4	1.96	0	0	0	0
Total Wells:
Productive	19	4.07	9	1	3	0.2
Unproductive	6	0.93	12	2.1	1	0.1
Total	25	5	21	3.1	4	0.3

Acreage

The following table summarizes by state our developed and undeveloped acreage as of December 31, 2007. The term of the undeveloped leasehold acreage ranges from three to five years.

	Developed[1]		Undeveloped[2]
State	Gross[3]	NET[4]	Gross[3]	NET[4]
North Dakota	15,200	6,393	3,411	1,116
Texas	2,457	229	43,800	7,600
Louisiana	640	64	-	-
Kentucky	-	-	74,000	4,936
Utah	-	-	20,300	17,249
New Mexico	-	-	90,000	9,000
Colorado	-	-	9,315	1,747
Totals	18,297	6,686	240,826	41,648

Productive Wells

The following table summarizes by geographic area our gross and net interests in producing oil and gas wells as of December 31, 2007. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are dually completed in more than one producing horizon are counted as one well.
_________________

1 Developed acreage is acreage spaced for or assignable to productive wells.

2 Undeveloped acreage is oil and gas acreage on which wells have not been drilled or to which no proved reserves other than proved undeveloped reserves have been attributed.

3 A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

4 A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions thereof.

[27]

	Gross Wells[2]		Net Wells[3]
State	Oil	Gas	Oil	Gas
North Dakota	140	0	60.9	0
Texas	9	9	0.9	.875
Louisiana	0	1	0	0.1
Total	149	10	61.8	.975

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

Present Activities

For additional information concerning our estimated proved reserves, the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2007 and 2006, and the changes in quantities and standardized measure of such reserves for each of the two years then ended, see Note 15 to our financial statements.

For a description of our present oil and gas operational activities, please see “Principal Oil and Gas Interests” in Part I, Item 1 of this report.

Item 3.	LEGAL PROCEEDINGS

      There are no pending legal proceedings to which we or our properties are subject.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

_________________
2 A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

3 A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions thereof.

[28]

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Market Prices

Our common stock has traded on the American Stock Exchange since August 28, 2006 under the symbol “PRC.” Prior to certification for listing on the American Stock Exchange, our common shares were traded on the electronic pink sheets section of OTC market.

The following table shows the high and low sales prices of our common stock for the periods indicated.

	High	Low
2007:
First quarter	$3.66	$2.21
Second quarter	3.14	2.30
Third quarter	2.95	1.96
Fourth quarter	2.55	1.75

2006:
First quarter	$5.75	$3.25
Second quarter	7.00	3.35
Third quarter	5.50	3.00
Fourth quarter	3.20	2.40

On March 29, 2007, there were approximately 211 owners of record of our common stock. We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2007:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,125,000	$3.67	1,775,000
Equity compensation plans not approved by security holders	0	0	0
Total	1,125,000	$3.67	1,775,000

[29]

Recent Sales of Unregistered Securities

We have previously disclosed by way of quarterly reports on Form 10-QSB and current reports on Form 8-K filed with the SEC all sales by us of our unregistered securities during 2007.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

[30]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in our “Risk Factors” described herein.

General

We are an independent oil and natural gas company engaged in the acquisition, drilling and production of oil and natural gas properties in the United States. We act as a non-operator, which means we do not directly manage exploration, drilling or development operations. Instead, we pursue interests in oil and gas properties in partnership with oil and gas companies that have exploration, development and production expertise. It is our intention to pursue the acquisition of oil and gas properties principally in the Gulf of Mexico, Texas, New Mexico, North Dakota, Louisiana and Kentucky.

Since commencement of our domestic oil and natural gas operations in July 2005, we have been engaged in the acquisition of leases and raising capital with which to fund lease acquisition, exploration and development.  In July 2005, we acquired our initial interest in oil and natural gas prospects and commenced drilling activities in November 2005.  In December 2005, we commenced production operations from our first oil and natural gas prospects and received our first revenues from oil and natural gas production in February 2006.  In April 2006, in order to establish a presence in the Gulf of Mexico, we purchased a 5.3% limited partner interest in Hall-Houston Exploration II, L. P., an oil and natural gas exploration and development partnership that has operations focused primarily offshore in the Gulf of Mexico.  In February 2007, we acquired an approximately 43% average working interest in 15 producing oil fields and approximately 150 producing wells located in the Williston Basin of North Dakota.

As of December 31, 2006, our net total proved reserves were approximately 27,249 boe of which 7,900 boe were crude oil reserves.  As of December 31, 2007, our estimated net total proved reserves had grown to approximately 2,716,602 boe (net of production) of which approximately 2,369,600 boe were crude oil reserves and 347,002 boe were natural gas reserves.  The increase in net total proved reserves is a result of our Williston Basin Acquisition that closed on February 16, 2007, positive results from enhanced oil recovery operations in North Dakota, and successful exploratory drilling success in our Williston Basin Joint venture and in our Cinco Terry Project in Crockett County, Texas.

Results of Operations

Our operating strategy is to participate as a non-operator in oil and natural gas properties and prospects. Our plan of operations is to acquire domestic oil and natural gas interests and obtain the additional working capital necessary to pay our share of the costs to explore, develop or enhance the production from such properties. In July 2005, we acquired our initial interest in drilling prospects and commenced drilling activities in November 2005. In December 2005, we commenced production operations from our first oil and natural gas prospects and received our first revenues from oil and natural gas production in February 2006. In April 2006, we acquired our limited partnership interest in Hall-Houston exploration II, L.P. in order to establish a presence in the Gulf of Mexico.  In February 2007, we acquired existing production in North Dakota which significantly increased our oil reserves, leasehold acreage position and monthly revenues.

For the Year Ended December 31, 2007 Compared to December 31, 2006

Revenues for the year ended December 31, 2007 totaled $7,020,533 compared to revenues of $1,546,170 for the year ended December 31, 2006. Revenue for the year ended December 31, 2007 consisted $6,920,533 of oil and gas sales, whereas revenue for the prior year period consisted of $151,416 of oil and gas sales and $1,394,754 of revenue from the gain on our sale of an undivided interest in the Palo Duro Basin acreage for cash consideration of approximately $3,950,000. The increase in revenue from oil and gas sales was due primarily to our acquisition of the interest in the Williston Basin properties in the first quarter of 2007 and our successful exploratory drilling results in North Dakota and Crockett County, Texas. We generated $6.4 million of revenue from oil and gas sales from our interest in the Williston Basin properties from the acquisition date (February 16, 2007) through December 31, 2007. During the first quarter of 2007, we also generated $100,000 of revenue representing a liquidated damage penalty for failure to commence drilling by a specified date assessed against our operating partner in the Palo Duro acreage.

[31]

Lease operating expenses for the year ended December 31, 2007 totaled $3,510,521, compared to lease operating expenses of $55,172 for the prior year period. The increase in lease operating expenses was due primarily to our acquired interest in the Williston Basin properties and to the increase in the number of producing wells in our Cinco Terry Field in Crockett County, Texas.

Exploration costs declined to $1,767,898 for the year ended December 31, 2007 from $2,150,729 during the prior year period. Exploration costs represent our drilling costs associated with dry holes. The decline in exploration costs is the result of a decrease in the number of dry holes drilled as a percentage of all exploratory drilling.

Our expenses for impairment of oil and gas properties declined to $95,272 in the year ended December 31, 2007 from $614,770 during the prior year period. Impairment expenses represent the write-down of previously capitalized expenses for productive wells. We take an impairment charge for a productive well when there is an indication that we may not receive production payments equal to the net capitalized costs. The decline in expenses for impairment of oil and gas properties is the result of a fewer number of wells needing to be written down which is in part due to higher oil and gas prices.

Our expenses for depreciation, depletion, and accretion for the year ended December 31, 2007 totaled $1,781,263, compared to $304,396 for the prior year period. This was due to an increase in capitalized costs and increased production as a result of our acquisition of the Williston Basin properties and the Cinco Terry Field drilling program.

General and administrative expenses for the year ended December 31, 2007 totaled $2,751,647 compared to general and administrative expenses of $2,602,632 for the prior year period. General and administrative expenses for the years ended December 31, 2007 and December 31, 2006 included expenses of $1,117,836 and $1,598,541, respectively, for outstanding common stock options granted under our Stock Incentive Plan and common shares issued to an executive officer in the second quarter of 2007. Without giving effect to expenses for common shares and stock options, our general and administrative expenses for the years ended December 31, 2007 and December 31, 2006 were $1,633,811 and $1,004,091, respectively. The increase in general and administrative expenses (other than expenses for options and common shares) between reporting periods was due to increased number of employees, additional office space, professional fees, travel and other expenses related to our purchase of the Williston Basin properties.

We incurred a net loss from operations of $2,886,068 for the 2007 fiscal year, compared to a net loss from operations of $4,181,529 during the prior year.  However, we generated positive cash flow from operations of $853,615 in fiscal 2007, compared to a negative cash flow from operations of $754,809 for fiscal 2006.  The net loss from operations decreased during 2007 due to the decreased expenses associated with exploration and impairment, offset by the increased depreciation, depletion and accretion.  Overall, however, our cash flow from operations in fiscal 2007 increased by approximately $1,608,424 over fiscal 2006 due to the profitable exploration and drilling operations in the Williston Basin and Cinco Terry properties.

During the year ended December 31, 2007, interest expense increased by $739,003 to $743,023, over the prior year period.  The increase in interest expense was principally due to our credit facility pursuant to which we partially financed our acquisition of the Williston Basin properties.

During the year ended December 31, 2007, we incurred a loss on derivative contracts of $2,458,165. Beginning in March 2007, we have entered into commodity derivative financial instruments for purposes of hedging our exposure to market fluctuations of oil prices. Our loss on derivative contracts include both $625,849 in losses on the actual settlement of certain derivative financial instruments during year ended December 31, 2007 and the unrealized loss of $1,832,316 based on the changes in the fair value of derivative instruments covering positions beyond December 31, 2007. These fluctuations are driven by change in the market prices of hedged oil and gas volumes.

[32]

During the year ended December 31, 2007, we paid dividends on our Series A Preferred Stock in the form of additional shares of our Series A Preferred Stock with a calculated value of $510,928 based on the stated value of $3 per share.  As our Series A Preferred shares were issued in May 2007, there were no dividends paid in the prior year.  The dividend payments are a non-cash expense because during 2007 we elected to pay all dividends in the form of additional share of our Series A Preferred Stock.

We incurred a net loss to common stockholders of $6,050,357 during fiscal 2007, compared to a net loss to common stockholders of $3,898,985 for the prior year period.  The increase in net loss to common stockholders was primarily the result of an increase during 2007 in our loss on derivative contracts, interest expense and dividends payable, offset by a decrease in our net loss from operations of $1,429,996.

During the year ended, December 31, 2007, cash flow from operations totaled $853,615 which represents an increase of $1,608,424 from the same period in 2006. This increase was primarily due to greater production from the Williston Basin and the Cinco Terry Project.

Plan of Operations

Our plan of operations for the next twelve months is to pursue further exploration and development of the oil and natural gas prospects that we currently own, along with obtaining the working capital required to fund such exploration and development and the acquisition of additional domestic oil and natural gas interests in North Dakota, the Gulf of Mexico, Texas, Louisiana, New Mexico and Kentucky.  We intend to pursue prospects in partnership with other companies with exploration, development and production expertise. We will also pursue alliances with unaffiliated third parties in the areas of geological and geophysical services and prospect generation, evaluation and leasing.

The business of oil and natural gas acquisition, exploration and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties. As explained under “Financial Condition and Liquidity” below, based on our present working capital, available borrowings under the credit facility and current rate of cash flow from operations, we believe we have available to us sufficient working capital to fund our operations and expected commitments for exploration and development through, at least, December 31, 2008.  However, in the event we receive calls for capital greater than, or generate cash flow from operations less than, we expect, we may require additional working capital to fund our operations and expected commitments for exploration and development prior to December 31, 2008.  We will seek additional working capital through the sale of our securities and we will endeavor to obtain additional capital through bank lines of credit and project financing.  However, as described further below, under the terms of our guarantee of a $75 million credit facility entered into by our subsidiary, PRC Williston, we are prohibited from incurring any additional debt from third parties.  Our ability to obtain additional working capital through bank lines of credit and project financing may be subject to the repayment of the $75 million credit facility.

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

[33]

Financial Condition and Liquidity

As of the date of this report, we estimate our capital budget for fiscal 2008 to be approximately $21.9 million, including:

•	Up to $12.8 million of capital for secondary enhanced oil recovery operations and exploratory drilling in the Williston Basin.
•
Up to $4.1 million to be called upon to fund our commitment to Hall-Houston Exploration II, L. P.   As of the date of this report, we have funded $3.9 million of our $8.0 million commitment and have assumed that up to $4.1 million of our remaining commitment will be called for during the next 12 months.

•	Up to $4.8 million to be deployed in connection with our interest in the Cinco Terry Project, El Vado East and Boomerang prospects operated by Approach Resources, Inc.

As of December 31, 2007, we had total assets of $66.3 million and working capital of $5.6 million.  In addition, we have available to us a $75 million credit facility, of which $14.3 million is outstanding as of December 31, 2007, for purposes of financing our commitments towards the drilling and development of our most significant prospect, the Williston Basin properties.  Based on our present working capital, available borrowings under the credit facility and current rate of cash flow from operations, we believe we have available to us sufficient working capital to fund our operations and expected commitments for exploration and development through, at least, December 31, 2008.  However, in the event we receive calls for capital greater than, or generate cash flow from operations less than, we expect, we may require additional working capital to fund our operations and expected commitments for exploration and development prior to December 31, 2008.  In addition, we are required to redeem our outstanding Series A Preferred Stock at a redemption price equal to the aggregate stated value of $7,232,329, plus any accrued and unpaid dividends, no later than October 2, 2008.  Unless we are able to refinance the Series A Preferred Stock using our equity, we will need to raise additional capital in order to effect a cash redemption of the preferred shares.

We will seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing.  However, other than our existing $75 million credit facility, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have no history of generating significant cash from oil and gas operations.  Further, as described further below, under the terms of our guarantee of the $75 million credit facility, we are prohibited from incurring any additional debt from third parties.  Our ability to obtain additional working capital through bank lines of credit and project financing may be subject to the repayment of the $75 million credit facility.  Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.  If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price will be materially adversely affected.
.

PRC Williston Credit Facility

In connection with our acquisition of the Williston Basin properties, our wholly-owned subsidiary, PRC Williston LLC, entered into a $75 million credit agreement, pursuant to which, the lenders have initially agreed to loan PRC Williston $20.3 million for purposes of financing the acquisition of its interest in the Williston Basin fields, including certain transaction costs and fees, its costs of drilling and development of oil and natural gas properties, and general working capital.  As of December 31, 2007, we owed a total of $14.3 million under the credit agreement.  Any advances under the credit agreement are to be used to fund PRC Williston’s acquisition of additional oil and natural gas properties and costs of drilling and development, subject to certain conditions and the prior approval of the lenders.

All funds borrowed by PRC Williston under the credit agreement bear interest at the rate equal to (x) the greater of the prime rate or 7.5%, plus (y) 2%, with interest payable monthly.  The principal amount of advances outstanding under the credit agreement are repayable monthly in an amount approximating 100% of PRC Williston’s cash on hand (from any source) less all permitted costs and expenses paid by PRC Williston for the monthly period. PRC Williston’s obligations under the credit agreement have been secured by its grant of a first priority security interest and mortgage on all of its assets. We have also guaranteed the performance of PRC Williston’s obligations under the credit agreement and related agreements and have secured our guarantee by granting to the lenders a first priority security interest in our ownership interest in PRC Williston LLC.  In addition, our guarantee agreement with the lenders prohibits us from incurring any additional debt from third parties. Any demand on us to perform our obligations under the guarantee could have a negative impact on our ability to fund our other operations.

[34]

The credit agreement obligates PRC Williston to comply with certain financial covenants calculated as of the last day of each fiscal quarter, including a minimum current ratio beginning with the quarter ending on June 30, 2007, a minimum interest coverage ratio and debt coverage ratios based on earnings and petroleum reserves, as such ratios are defined in the agreement. Subsequent to June 30, 2007, PRC Williston entered into agreements with the lenders to postpone the calculation of the financial covenants and waive various financial covenants until the quarter ended December 31, 2007.  There can be no assurance that we will be able to meet the financial covenants, and if we fail to satisfy or obtain waivers for these covenants, we would be subject to the default provisions of the agreement.  All of the assets of our operating subsidiary are pledged to secure the obligations under our credit facility.  Our lack of unencumbered collateral could materially and adversely affect our ability to obtain, or increase the cost of obtaining, additional financing in the future.

Concurrent with the acquisition, PRC Williston entered into equity participation agreements with two unaffiliated parties, related to the lenders pursuant to which PRC Williston has agreed to pay to the two parties an aggregate of 12.5% of all equity distributions (“participation interest”) paid to the owners of PRC Williston, which at this time is 100% owned by Petro Resources Corporation.  Pursuant to the equity participation agreements, the participation interest may be converted into a 12.5% working interest at the earlier of February 16, 2011 or the date of repayment of the credit facility.  In addition, PRC Williston granted each of the two parties a 2% of 8/8ths overriding royalty interest, proportionally reduced by our net revenue interest, in the oil and gas leases held by PRC Williston.

Series A Preferred Stock Financing

On April 3, 2007, we completed the sale of 2,240,467 shares of our Series A Preferred Stock to two funds managed by Touradji Capital Management, LP (the “Touradji Funds”) in consideration of the Touradji Funds’(i) payment of $2 million; (ii) return of 1,537,800 shares of our common stock purchased in previous periods (“Consideration Shares”); and (iii) the return of 160,000 common stock purchase warrants (“Consideration Warrants”) with a deemed aggregate value of $4,721,400 (or $3.00 per common share).

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

[35]

To date, we have elected to pay all dividends in the form of additional shares of Series A Preferred Stock in lieu of cash.  As of March 31, 2008, we have issued an additional 230,580 shares of Series A Preferred Stock as dividends.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

[36]

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Petro Resources Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Petro Resources Corporation (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opin

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petro Resources Corporation as of December 31, 2007 and 2006, and the results of operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PC

www.malone-bailey.com
Houston, Texas

March 31, 2008

PETRO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$15,399,547	$4,285,204
Accounts receivable	924,607	91,344
Prepaids	25,519	11,602
Deferred financing costs, net of amortization of $1,513,586	2,378,492	-
Total current assets	18,728,165	4,388,150

Property and equipment
Oil and natural gas properties, successful efforts accounting
Unproved	24,676,434	3,728,112
Proved properties, net	18,936,428	527,958
Furniture and fixtures, net	118,354	-
Total property and equipment	43,731,216	4,256,070

Other assets
Investment in partnership	3,892,944	2,293,104
Deposit	10,257	10,257
Total other assets	3,903,201	2,303,361

Total Assets	$66,362,582	$10,947,581

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,525,474	$216,870
Accrued liabilities	210,351	1,300
Stock payable	34,068	-
Short-term debt, net of discount of $2,956,206	11,344,136	-
Total current liabilities	13,114,029	218,170

Market value of derivatives	1,832,316	-
Asset retirement obligation	1,434,114	30,653
Total liabilities	16,380,459	248,823

Minority interest	3,025,375	-

Redeemable Preferred Stock
Series A Convertible Preferred Stock,$3 stated value, issued 2,410,776 shares; cumulative, dividend rate 10% per annum with liquidation preferences	7,232,329	-

Shareholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 2,410,776 shares of Series A Preferred Stock issued and outstanding as of December 31, 2007 (reported above)	-	-

Common stock, $0.01 par value; 100,000,000 shares authorized, 36,599,372 and 19,677,317 shares issued and outstanding as of December 31, 2007 and December 31, 2006 respectively	365,994	196,773
Additional paid in capital	49,723,515	14,816,718
Accumulated deficit	(10,365,090)	(4,314,733)
Total shareholders' equity	39,724,419	10,698,758

Total Liabilities and Shareholders' Equity	$66,362,582	$10,947,581

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31
	2007	2006
Revenue
Oil and gas sales	$6,920,533	$151,416
Other income	100,000	-
Gain (loss) on sale of property	-	1,394,754
	7,020,533	1,546,170
Expenses
Lease operating expenses	3,510,521	55,172
Exploration	1,767,898	2,150,729
Impairment of oil & gas properties	95,272	614,770
Depreciation, depletion and accretion	1,781,263	304,396
General and administrative	2,751,647	2,602,632

Total expenses	9,906,601	5,727,699

Loss from operations	(2,886,068)	(4,181,529)

Other income and (expense)
Interest income	171,557	286,564
Interest expense	(743,023)	(4,020)
Loss on derivative contracts	(2,458,165)	-

Loss before minority interest	(5,915,699)	(3,898,985)

Minority interest	376,270	-

Net loss	(5,539,429)	(3,898,985)

Dividend on Series A Convertible Preferred	(510,928)	-

Net loss attibutable to common stockholders	$(6,050,357)	$(3,898,985)

Earnings per common share
Basic and diluted	$(0.28)	$(0.20)

Weighted average number of common shares outstanding
Basic and diluted	21,253,995	19,201,991
The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Shareholders'
	of Shares	Total	Capital	Deficit	Equity

Balance, December 31, 2005	16,191,317	161,913	5,038,037	(415,748)	4,784,202

Shares and warrants sold in private placement, net	3,486,000	34,860	8,180,140	-	8,215,000
Stock options issued to the board of directors			1,598,541		1,598,541
Net loss for the year ended December 31, 2006	-	-	-	(3,898,985)	(3,898,985)
Balance, December 31, 2006	19,677,317	$196,773	$14,816,718	$(4,314,733)	$10,698,758

Exchange of preferred stock for common stock and warrants	(1,573,800)	(15,738)	(4,705,663)	-	(4,721,401)
Legal expense on preferred stock	-	-	(14,705)	-	(14,705)
Preferred stock dividend	-	-	-	(510,928)	(510,928)
Restricted stock issued to Chief Financial Officer	25,000	250	62,750	-	63,000
Shares issued for purchase of property	3,144,655	31,447	10,691,827	-	10,723,274
Stock options issued for consulting services	-	-	58,000	-	58,000
Stock options to board of directors	-	-	913,701	-	913,701
Stock options to Chief Financial Officer	-	-	83,135	-	83,135
Stock issued for cash	15,326,200	153,262	28,353,470	-	28,506,732
Offering costs to issue stock	-	-	(535,718)	-	(535,718)
Net loss for the year ended December 31, 2007	-	-	-	(5,539,429)	(5,539,429)
Balance, December 31, 2007	36,599,372	365,994	49,723,515	(10,365,090)	39,724,419

The accompanying notes are an integral part of these financial statements

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31
	2007	2006

Cash flows from operating activities
Net loss	$(5,539,429)	$(3,898,985)
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Minority interest	(376,270)	-
Depletion, depreciation, and accretion	1,781,263	304,396
Amortization included in interest expense	468,938	-
Amortization of insurance expense	125,972	-
Impairment	95,272	614,770
Dry hole costs	1,310,988	2,141,907
Issuance of common stock and stock options for services	1,117,836	1,598,541
Gain on sale of property	-	(1,394,754)
Unrealized loss on derivative contracts	1,832,316	-
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(833,263)	(91,344)
Prepaid expenses	-	(11,602)
Accounts payable	626,873	77,726
Accrued expenses	243,119	(95,464)
Net cash provided by (used in) operating activities	853,615	(754,809)

Cash flows from investing activities
Capital expenditures	(14,266,262)	(8,240,421)
Acquisition of Williston Basin	(14,097,855)	-
Deposits	-	(10,257)
Investment in partnership	(1,599,840)	(2,293,104)
Proceeds from sale of properties	-	3,953,785
Net cash used in investing activities	(29,963,957)	(6,589,997)

Cash flows from financing activities
Proceeds from sale of common stock, net	27,971,014	8,215,000
Repayment of officer advances	-	(2,500)
Issuance of preferred stock	2,000,000	-
Costs to issue preferred stock	(14,705)	-
Financing costs	(3,892,078)	-
Proceeds from loan	28,534,442	-
Principal payment on loan	(14,373,988)	-
Net cash provided by financing activities	40,224,685	8,212,500

Net increase (decrease) in cash	11,114,343	867,694
Cash, beginning of period	4,285,204	3,417,510

Cash, end of period	$15,399,547	$4,285,204

Supplemental disclosure of cash flow information
Cash paid for interest	$1,944,388	$4,020
Cash paid for federal income taxes	-	-

Non-cash transactions
Common stock issued in acquisition of Williston Basin properties	10,723,274	-
Royalty and minority interest issued in connection with debt	4,837,429	-
Preferred stock dividend paid in preferred shares	510,928	-
Cancellation of common stock in exchange for preferred stock	4,721,401	-
Capitalized interest in oil and gas properties	1,675,802	-
Property and equipment included in accounts payable	$681,731	$-

The accompanying notes are an integral part of these financial statements

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

In February 2007, as more fully discussed in Note 4 below, Petro formed a wholly-owned subsidiary, PRC Williston, LLC, a Delaware limited liability company, for the purpose of acquiring working interests in crude oil and natural gas producing properties

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary significantly from those estimates under different assumptions and conditions.

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

Deferred financing costs.

In connection with debt financings in 2007, Petro Resources has paid $3,892,078 in fees. These fees were recorded as deferred financing costs and are being amortized over the life of the loans using the effective interest rate method or straight line method when the debt is in the form of a line of credit.

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

The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. Due to the regularly scheduled impairment reviews by management, Petro recognized a non-cash, pre-tax charge against earnings of $95,272 and $614,770 in 2007 and 2006, respectively.

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

Revenue Recognition - Revenues associated with sales of crude oil, natural gas, natural gas liquids, petroleum and chemical products, and other items are recognized when title passes to the customer, which is when the risk of ownership passes to the purchaser and physical delivery of goods occurs, either immediately or within a fixed delivery schedule that is reasonable and customary in the industry.

Revenues from the production of natural gas and crude oil properties, in which we have an interest with other producers, are recognized based on the actual volumes we sold during the period. Any differences between volumes sold and entitlement volumes, based on our net working interest, which are deemed to be non-recoverable through remaining production, are recognized as accounts receivable or accounts payable, as appropriate. Cumulative differences between volumes sold and entitlement volumes are generally not significant.

Derivative Instruments - All derivative instruments are recorded on the balance sheet at fair value in either prepaid expenses and other current assets, other assets, other accruals, or other liabilities and deferred credits. Recognition and classification of the gain or loss that results from recording and adjusting a derivative to fair value depends on the purpose for issuing or holding the derivative. Gains and losses from derivatives that are not accounted for as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," are recognized immediately in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in earnings and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are designated and qualify as a cash flow hedge will be recorded on the balance sheet in accumulated other comprehensive income until the hedged transaction is recognized in earnings; however, to the extent the change in the value of the derivative exceeds the change in the anticipated cash flows of the hedged transaction, the excess gains or losses will be recognized immediately in earnings.

Oil and Gas Exploration and Development - Oil and gas exploration and development costs are accounted for using the successful efforts method of accounting.

Property Acquisition Costs - Oil and gas leasehold acquisition costs are capitalized and included in the balance sheet caption properties, plants and equipment. Leasehold impairment is recognized based on exploratory experience and management's judgment. Upon discovery of commercial reserves, leasehold costs are transferred to proved properties.

Exploratory Costs - Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory well costs are capitalized on the balance sheet pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes. If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made.

Management reviews exploratory well balances quarterly, continuously monitors the results of the additional appraisal drilling and seismic work, and expenses the exploratory well costs as a dry hole when it judges that the potential field does not warrant further investment in the near term.

Development Costs - Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.

Depletion and Amortization - Leasehold costs of producing properties are depleted using the unit-of-production method based on estimated proved oil and gas reserves. Amortization of intangible development costs is based on the unit-of-production method using estimated proved developed oil and gas reserves.

Capitalized Interest - Interest from external borrowings is capitalized on major projects with an expected construction period of one year or longer. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets.

Impairment of Properties, Plants and Equipment - Properties, plants and equipment used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value through additional amortization or depreciation provisions and reported as impairments in the periods in which the determination of the impairment is made. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets-generally on a field-by-field basis for exploration and production assets. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. Long-lived assets committed by management for disposal within one year are accounted for at the lower of amortized cost or fair value, less cost to sell.

The expected future cash flows used for impairment reviews and related fair value calculations are based on estimated future production volumes, prices and costs, considering all available evidence at the date of review. If the future production price risk has been hedged, the hedged price is used in the calculations for the period and quantities hedged. The impairment review includes cash flows from proved developed and undeveloped reserves, including any development expenditures necessary to achieve that production. Additionally, when probable reserves exist, an appropriate risk-adjusted amount of these reserves may be included in the impairment calculation. The price and cost outlook assumptions used in impairment reviews differ from the assumptions used in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities. In that disclosure, SFAS No. 69, "Disclosures about Oil and Gas Producing Activities," requires inclusion of only proved reserves and the use of prices and costs at the balance sheet date, with no projection for future changes in assumptions.

Asset Retirement Obligations and Environmental Costs -- We record the fair value of legal obligations to retire and remove long-lived assets in the period in which the obligation is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, we capitalize this cost by increasing the carrying amount of the related properties, plants and equipment. Over time the liability is increased for the change in its present value, and the capitalized cost in properties, plants and equipment is depreciated over the useful life of the related asset. See Note 6 - Asset Retirement Obligations and Accrued Environmental Costs, for additional information.

Environmental expenditures are expensed or capitalized, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and do not have a future economic benefit, are expensed. Liabilities for environmental expenditures are recorded on an undiscounted basis (unless acquired in a purchase business combination) when environmental assessments or cleanups are probable and the costs can be reasonably estimated. Recoveries of environmental remediation costs from other parties, such as state reimbursement funds, are recorded as assets when their receipt is probable and estimable.

Cost Method

Under the guidance of Emerging Issues Task Force D-46, Accounting for Limited Partnership Investments Petro uses the cost method to account for its limited partnership and membership interest that represent an ownership interest that exceeds 5% of the applicable entity, but is less than 50% of the applicable entity. Under the cost method of accounting, Petro’s investment is stated at the original investment amount and increased or decreased by subsequent investments or distributions. During fiscal year 2007 and 2006, as more fully described in Note 5, Petro accounted for its investment in Hall-Houston Exploration II, L.P. under the cost method of accounting.

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

Loss per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. For the years ended December 31, 2007 and 2006, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

Recently Issued Accounting Pronouncements.

In December 2007, the FASB issued Statement SFAS No. 141, Business Combinations (SFAS 141R), and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141, Business Combinations, while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s operating results financial position or cash flows.

In May 2007, the FASB issued FSP No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (FIN 48-1) which amends FIN 48 and provides guidance concerning how an entity should determine whether a tax position is “effectively,” rather than the previously required “ultimately,” settled for the purpose of recognizing previously unrecognized tax benefits. In addition, FIN 48-1 provides guidance on determining whether a tax position has been effectively settled. The guidance in FIN 48-1 is effective upon the initial January 1, 2007 adoption of FIN 48. Companies that have not applied this guidance must retroactively apply the provisions of this FSP to the date of the initial adoption of FIN 48. The Company has adopted FIN 48-1 and no retroactive adjustments were necessary.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value (the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective January 1, 2008. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s operating results, financial position or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. The provisions of SFAS 157 are effective for the Company on January 1, 2008. The Company is currently assessing the impact, if any that the adoption of this pronouncement will have on the Company’s operating results, financial position or cash flows.

Reclassification of Prior-Year Balances

Certain prior-year balances in the consolidated statements of cash flows have been reclassified to correspond with current-year classifications.

NOTE 3 - FINANCIAL INSTRUMENTS AND DERIVATIVES

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

As of December 31, 2007, we had the following commodity swaps in place:

	Barrels per quarter	Barrels per day	Price per barrel
2008
First quarter	15,400	169	$66.74
Second quarter	14,446	159	$73.23
Third quarter	12,843	140	$71.47
Fourth quarter	9,200	100	$65.70

2009
First quarter	8,225	91	$65.62
Second quarter	6,825	75	$65.40
Third quarter	6,900	75	$65.40
Fourth quarter	6,900	75	$65.40

2010
First quarter	4,425	49	$65.40

During the year ended December 31, 2007, we incurred a net loss of $2,458,165 related to derivative contracts. Included in this loss was $625,849 of realized losses related to settled contracts and $1,832,316 of unrealized losses related to unsettled contracts. Unrealized losses are based on the changes in the fair value of derivative instruments covering positions beyond December 31, 2007.

Fair Values of Financial Instruments

We used the following method and assumptions to estimate the fair value of financial instruments:

➢	Cash and cash equivalents: The carrying amount reported on the balance sheet approximates fair value.
➢	Accounts and notes receivable: The carrying amount reported on the balance sheet approximates fair value.
➢	Debt: The carrying amount of our floating-rate debt approximates fair value.
➢
Swaps: Fair value is estimated based on forward market prices and approximates the net gains and losses that would have been realized if the contracts had been closed out a year-end.  When forward market prices are not available, they are estimated using the forward prices of a similar commodity with adjustments for differences in quality or location.

➢	Futures: Fair values are based on quoted market prices obtained from the New York Mercantile Exchange, the ICE Futures, or other traded exchanges.
➢
Forward-exchange contracts: Fair value is estimated by comparing the contract rate to the forward rate in effect on December 31 and approximates the net gains and losses that would have been realized if the contracts had been closed out at year-end.

NOTE 4 - WILLISTON BASIN ACQUISITION

On February 16, 2007, we closed on the acquisition of an approximate 43% average working interest in 15 fields located in the Williston Basin in North Dakota. Pursuant to the Purchase and Sale Agreement dated December 11, 2006 between Eagle Operating Inc., of Kenmare, North Dakota, and our newly formed wholly-owned subsidiary, PRC Williston, LLC, a Delaware limited liability company, we acquired 50% of Eagle Operating’s working interest in approximately 15,000 acres and 150 wells which produced approximately 350 barrels of oil per day net to PRC Williston’s interest during December 2007. The acquisition was accounted for using the purchase method under SFAS No. 141. Eagle Operating is the operator of the Williston Basin properties.

As consideration for the working interest, our preliminary purchase price included $12,653,648 in cash, which included $2,653,648 of additional well costs incurred by Eagle Operating, and issued 3,144,655 shares of our common stock valued at $10,723,274 (based on the average of the high and low price per share on the closing date) to Eagle Operating. In addition, we incurred $1,744,207 in fees and expenses related to the acquisition and assumed the asset retirement obligation associated with these properties of $1,250,323. Further, we agreed to contribute development capital towards 100% of the mutually agreed upon joint capital costs of the existing secondary recovery and development program and in other joint participations with Eagle Operating over a five year period not to exceed $45 million.

The acquisition was financed by borrowings under a $75 million credit facility.  In connection with obtaining the credit facility, we granted the lender an aggregate 4% overriding royalty interest and we entered into a participation agreement. (see Note 8)

The preliminary purchase price allocation of the assets acquired on February 16, 2007 is as follows:

Assets
Oil and gas properties	$26,371,452

Liabilities and equity
Asset retirement obligation	$(1,250,323)
$25,121,129

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited pro forma operating results for Petro Resources, assuming the acquisition occurred at January 1, 2006, are as follows:

	Year ended December 31, 2007	Year ended December 31, 2006

Revenue	$7,615,876	$6,308,916

Net loss	(6,353,774)	(6,951,027)

Net loss per common share	$(0.30)	$(0.36)

The unaudited pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results.

NOTE 5 - INVESTMENT IN LIMITED PARTNERSHIP

In April 2006, Petro Resources agreed to purchase up to $8 million of limited partnership interests in Hall-Houston Exploration II, L.P., a newly formed oil and gas exploration and development partnership that intends to focus primarily offshore in the Gulf of Mexico.  In April 2006, Hall-Houston Exploration II, L.P. received commitments for a total of $150 million from the sale of limited partnership interests.  Petro Resources’ interest in Hall-Houston Exploration II, L. P. represents approximately 5.3% of all interests held by limited partners.  The limited partnership commenced exploration activities in the third quarter of 2006.  Pursuant to the limited partnership agreement, the limited partners of Hall-Houston Exploration II, L. P. are required to fund their investment in the partnership based on calls for capital made by the general partner from time to time.  The general partner can issue a call for capital contributions at any time, and from time to time, over a three year period expiring in April 2009.  As of December 31, 2007, Petro Resources had funded $3,892,944 of its $8 million commitment.

NOTE 6 - ASSET RETIREMENT OBLIGATIONS

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

	2007	2006
Asset retirement obligation at beginning of period	$30,653	$10,337
Purchase	1,250,323
Liabilities incurred	42,407	21,751
Liabilities settled	-	(2,199)
Accretion expense	111,301	965
Revisions in estimated liabilities	(570)	(201)
Asset retirement obligation at end of period	$1,434,114	$30,653

NOTE 7 – ACCUMULATED PRODUCTION FLOOR PAYMENTS

On February 16, 2007, we acquired from Eagle Operating, Inc. an interest in 15 producing oil fields located in the Williston Basin of North Dakota. For a period of thirty-six months following the acquisition date, Eagle Operating has guaranteed that PRC Williston’s share of gross monthly production revenue from the properties will not be less than the financial equivalent of 300 barrels of oil per day multiplied by the number of days in a given month (the product referred to as the “production floor”). In the event that our net share of gross production for any month is less than the production floor, Eagle Operating is obligated to pay to Petro Resources, in cash, an amount equal to the difference between the production floor and the actual net barrels to our interest multiplied by the average price of crude oil paid for the oil production from the properties for that month (the “production floor payment”). During the thirty-six month period, for any month in which our net share of oil production exceeds the production floor, Eagle Operating shall be entitled to recover a portion of the production floor payments previously made to us, also in the form of a cash payment, not to exceed the amount by which our net share of oil production exceeds the production floor for such month (a “production floor reimbursement”). At the end of the thirty-six month period, we are obligated to repay to Eagle Operating, in cash, the amount of cumulative production floor payments, net of any production floor reimbursements. At December 31, 2007, there were no amounts due related to the production floor payments.

NOTE 8 – NOTES PAYABLE

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

The following table reflects the estimated maturities of this loan based on our most recent cash projections:

Years ending:

June 30, 2008	$2,495,947
June 30, 2009	6,304,190
June 30, 2010	5,487,055

Total	$14,287,192

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

Under the credit agreement, Petro Resources was required to make an equity contribution of at least $5 million to PRC Williston within one hundred eighty days of February 16, 2007, the proceeds of which were to be used to pay down the outstanding principal under the credit agreement. In connection with the acquisition, we entered into equity participation agreements with the lenders pursuant to which we agreed to pay to the lenders an aggregate of 12.5% of all distributions paid to the owners of PRC Williston, which at this time is 100% owned by Petro Resources. PRC Williston also granted the lenders a 4% overriding royalty interest, proportionally reduced by our net revenue interest, in its oil and gas leases. The participation and overriding royalty interest was valued at $4,537,826 and the loan origination fee of $299,604 is included in the notes payable discount. Also in connection with debt financings in 2007, Petro Resources paid $3,892,078 in fees, of which approximately $1.0 million was related to waivers and additional financing of $7.4 million. These fees were recorded as deferred financing costs. Both the discount and the deferred financing costs are being amortized over the life of the loans using the straight line method due to the fact that the credit facility is structured as a line of credit.

The credit agreement obligates PRC Williston to comply with certain financial covenants calculated as of the last day of each fiscal quarter, including a minimum current ratio beginning with the quarter ending on June 30, 2007, a minimum interest coverage ratio and debt coverage ratios based on earnings and petroleum reserves, as such ratios are defined in the agreement. In addition, the credit agreement also provides for restrictions on additional borrowings, payments to members, investments and capital expenditures. PRC Williston was in violation of certain of these covenants and entered into an agreement with the lender waiving the required calculation of the financial covenants through December 31, 2007.  As a result of this default, the entire credit agreement amount was classified to current liabilities as of December 31, 2007.

On March 1, 2007, Petro Resources signed a promissory note with a finance company to finance its various insurance policies. The interest rate on the note is 7.90% with payments of $13,225 per month beginning April 1, 2007 and the final payment due February 1, 2008. The note is secured by the insurance policies. At December 31, 2007, the outstanding balance on the note was $13,150.

The following is a summary of our debt:

2007
PRC Williston Credit Facility	$14,287,192
Discount on Credit Facility, net of amortization	(2,956,206)
Other Note payable	13,150
Total debt	$11,344,136

NOTE 9 - MINORITY INTEREST
 In connection with the Williston Basin acquisition, we entered into equity participation agreements with the lenders pursuant to which we agreed to pay to the lenders an aggregate of 12.5% of all distributions paid to the owners of PRC Williston, which at this time is 100% owned by Petro Resources. The equity participation agreements were valued at $3,401,655 and accounted for as a minority interest in PRC Williston.
Minority Interest
Value of minority interest at acquisition	$3,401,645
Earnings (loss) to minority interest	(376,270)
Minority interest at December 31, 2007	$3,025,375

NOTE 10—SERIES A PREFERRED STOCK

On April 3, 2007, we completed the sale of 2,240,467 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) to two funds managed by Touradji Capital Management, LP in consideration for (i) payment of $2 million; (ii) return of 1,573,800 shares of its common stock; and (iii) the return of 160,000 common stock purchase warrants with a deemed aggregate value of $4,721,400, or $3.00 per common share. The total aggregate value of the Series A Preferred Stock recorded was $6,721,401 which represents the fair market value of the instrument. The Series A Preferred Stock was recorded as a temporary equity in accordance with SFAS No. 150  for mandatorily redeemable preferred stock with contingency features. During 2007, we issued 170,309 share of our Series A Preferred Stock, valued at $3 per share as agreed upon in the Preferred Stock Purchase Agreement, in lieu of cash payments in satisfaction of the Preferred Stock dividend requirement.

Petro Resources has cancelled both the returned common shares and the warrants. The Series A Preferred Stock is convertible into Petro Resources’ common stock at a conversion price of $4.50 per share. Both the stated value and conversion price are subject to adjustment in the event of any stock splits, stock dividends, combinations or the like affecting the Series A Preferred Stock or common stock, or any fundamental transactions. Each share of Series A Preferred Stock is entitled to dividends on the stated value at the rate of 10% per annum, provided that the dividend rate will increase to 15% on April 3, 2008. Dividends are payable quarterly in cash or, at Petro Resources’ option, in additional shares of Series A Preferred Stock. The Series A Preferred Stock is entitled to vote with the common stock on an as converted basis. If Petro Resources is liquidated, each outstanding share of Series A Preferred Stock will be entitled to a liquidation payment in an amount equal to the greater of (x) the stated value, plus any accrued and unpaid dividends, and (y) the amount payable per share of common stock which a holder of Series A Preferred Stock would have received if the holder had converted to common stock immediately prior to the liquidation event, plus any accrued and unpaid dividends. Petro Resources is required (Mandatory Redemption) to redeem all outstanding shares of Series A Preferred Stock on October 2, 2008 at a redemption price equal to the stated value, plus any accrued and unpaid dividends. Petro Resources has the option to redeem the Series A Preferred Stock at any time, subject to 30 days prior written notice, at the same redemption price. Petro Resources also provided the Touradji funds with registration rights requiring that Petro Resources use its reasonable best efforts to file a registration statement with the SEC by April 30, 2007 for purposes of registering the resale of the shares of common stock underlying the Series A Preferred Stock and the 240,000 warrants still held by the Touradji funds. Petro Resources filed a registration statement relating to the Touradji funds’ shares of common stock on October 18, 2007. There were no penalties associated with the Registration Rights.

NOTE 11 - SHARE BASED COMPENSATION

In March 2006, Petro Resources adopted the 2006 Stock Incentive Plan. Under the Plan, options may be granted to key employees and other persons who contribute to the success of Petro. Petro Resources originally reserved 1,500,000 shares of common stock for the Plan.  In June 2007, Petro increased the authorized shares to 3,000,000.  No options were exercised during the years ended December 31, 2007 and 2006.

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

On March 15, 2007, we granted a consultant options to purchase 25,000 shares of Petro Resources’s common stock at $3.80 per share. We recorded $58,000 of expense, equal to the fair value of the options granted, in connection with this issuance. The options were valued using the Black-Scholes model with the following assumptions: $2.99 quoted stock price; $3.80 exercise price; 110.05% volatility; 2.5 year estimated life; zero dividend; and 4.54% discount rate.

On June 1, 2007, we granted 100,000 stock options to our new Chief Financial Officer. The options have an exercise price of $2.50 per share. 25,000 options vested immediately and the remaining 75,000 options will be issued and will vest annually on June 1, 2008, 2009 and 2010. The stock options have a 5 year term expiring on June 1, 2012. The options were valued using the Black-Scholes model with following assumption: $2.50 quoted stock price; $2.50 exercise price; 119.41% volatility; 3.25 year estimated life; zero dividend; 5.0% discount rate.

Petro Resources recognized stock compensation expense of $1,117,836 and $1,598,541 for 2007 and 2006 respectively.

A summary of option activity for the years ended December 31, 2006 and 2007 is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2006	-	$-
Granted	1,000,000	3.80
Exercised, forfeited, or expired	-	-
Outstanding at December 31, 2006	1,000,000	$3.80
Granted	125,000	2.76
Exercised, forfeited, or expired	-	-
Outstanding at December 31, 2007	1,125,000	$3.68

Exercisable at December 31, 2006	250,000	$3.80
Exercisable at December 31, 2007	550,000	$3.74

A summary of Petro Resources non-vested shares as of December 31, 2007 and 2006 is presented below:

Non-vested Shares	Shares
Non-vested at January 1, 2006	-
Granted	1,000,000
Vested	(250,000)
Forfeited	-
Non-vested at December 31, 2006	750,000
Granted	100,000
Vested	(275,000)
Forfeited	-

Non-vested at December 31, 2007	575,000

Total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan was $1,334,530 and $2,056,264 as of December 31, 2007 and 2006 respectively. That cost at December 31, 2007 is expected to be recognized over a weighted-average period of 2.1 years. The aggregate intrinsic value for options was $0; and the weighted average remaining contract life was 3.30 years.  A summary of warrant activity for the years ended December 31, 2006 and 2007 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2006	5,800,650	$2.00
Issued	1,198,312	3.00
Outstanding at December 31, 2006	6,998,962	2.17
Return of warrants in exchange for preferred stock	(160,000)	3.00
Outstanding at December 31, 2007	6,838,962	$2.15

The aggregate intrinisic value for warrants was $0; and the weighted average remaining contract life was 2.91 years.

NOTE 12 - SHAREHOLDERS’ EQUITY

On November 2, 2007, we closed our public offering of 14,000,000 shares of common stock generating approximately $25.5 million in net proceeds.  Additionally, the underwriters purchased an additional 1,326,200 shares of common stock for approximately $2.5 million.

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

In connection with the issuance of preferred stock, we received and cancelled 1,573,800 shares of common stock and recorded a reduction in common stock and additional paid in capital totaling $4,721,401. (See Note 10) In addition, we recorded a reduction of $14,705 in additional paid in capital associated with the costs of issuing the preferred shares.

In June 2007, Petro Resources increased its authorized common stock (.01 par value) from 50 million to 100 million shares.

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

The assumptions used in the fair value method calculation for the years ended December 31, 2007 and 2006 are disclosed in the following table:

	2007 (1)	2006
Weighted average value per option granted during the period (2)	$1.77	$3.80
Assumptions (3):
Stock price volatility	110-119%	108%
Risk free rate of return	4.54 to 5.0%	4.63-4.99%

Expected term	2.5 to 5.0 years	5.0 years

(1)	Our estimated future forfeiture rate is zero.
(2)	Calculated using the Black-Scholes fair value based method.
(3)	We do not pay dividends on our common stock.

NOTE 13 - INCOME TAXES

Reconciliation between the actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate to income from continuing operations before income taxes is as follows:

	2007	2006
Computed at U.S. statutory rate at 34% in 2007 and 15% in 2006	$1,883,407	$(584,848)
Permanent differences	383,620	239,781
Changes in valuation allowance	1,499,787	345,067
Total	$0	$0

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below.

	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$2,513,904	$345,067
Derivatives	622,987
Less valuation allowance	(1,094,375)	(345,067)
	2,042,516	0

Deferred tax liabilities:
Oil and gas properties:	(2,042,516)	0
	$0	$0

At December 31, 2007, Petro had net operating loss carryforwards for federal income tax purposes of approximately $15,037,712 that may be offset against future taxable income. Petro has established a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. To the extent not utilized, the net operating loss carryforwards will expire in 2027.

NOTE 14 - SUBSEQUENT EVENTS

On March 1, 2008 we granted 100,000 stock options to our new Chief Operating Officer. The options have an exercise price of $1.70 per share. Twenty five thousand options vested on March 1, 2008 and the remaining 75,000 options will be issued and will vest annually on March 1, 2009, 2010 and 2011.   The stock options have a 5 year term expiring on March 1, 2013.  The options were valued using the Black-Sholes model with following assumption: $1.70 quoted stock price; $1.70 exercise price; 104% volatility; 3.25 year estimated life; zero dividend; 1.87% discount rate.  The fair value of these options was $112,381.

On March 1, 2008 we also granted 130,000 shares of restricted common stock to our new Chief Operating Officer.  These common shares vest at 40,000 immediately and 30,000 each on June 1, 2009, 2010 and 2011.   The fair value of these restricted common shares is $218,400 and will be recognized over the applicable service term.

NOTE 15 - SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, related to Petro’s oil and gas production, exploration and development activities:

	2007	2006
Unproved oil and gas properties	$24,676,434	$3,728,112
Proved oil and gas properties	21,606,881	1,446,326
	46,283,315	5,174,438
Accumulated depletion, depreciation and impairment	(2,670,453)	(918,368)
	$43,612,862	$4,256,070

The following table sets forth the costs incurred in oil and gas property acquisition, exploration, and development activities.

	2007	2006
Purchase of non-producing leases	$16,791,029	$5,746,260
Purchase of producing properties	4,551,382	0
Exploration costs	3,081,058	2,438,180
Development costs	16,704,232	183,126
Asset retirement obligation	1,403,461	21,751
	$42,531,162	$8,389,317
Oil and Gas Reserve Information

Proved oil and gas reserve quantities are based on estimates prepared by Cawley, Gillespie & Associates, Inc. and DeGolyer & MacNaughton, Petro’s engineers. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data only represent estimates and should not be construed as being exact.

Total Proved Reserves

	Crude oil and Condensate (Thousand of Barrels)	Natural Gas (Millions of Cubic Feet)
Balance December 31, 2005	0	0
Extensions, discoveries and other additions	8.4	136.4
Production	(0.5)	(20.3)
Balance December 31, 2006	7.9	116.1
Extensions, discoveries and other additions	362.9	1,265.0
Revisions of previous estimates	19.8	(211.8)
Purchase of reserves in place	1,370.0	1,064.3
Improved recovery	708.5	0
Production	(99.4)	(151.6)
Balance December 31, 2007	2,369.7	2,082.0

Developed reserves, included above
December 31, 2006	7.9	41.0
December 31, 2007	1,411.8	1,069.9

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

	2007	2006
Cash inflows	$208,181,173	$1,047,053
Production costs	(76,758,323)	(342,659)
Development costs	(12,312,808)	0
Income tax expense	(35,384,592)	0
10 percent discount rate	(43,613,756)	(124,558)
Discounted future net cash flows	$40,111,694	$579,836

Changes in Standardized Measure of Discounted Future Cash Flows

	2007	2006
Beginning balance	579,836	-
Purchases	24,039,320	-
Extensions, discoveries and improved recoveries	26,551,353	676,080
Sales of oil and gas produced	(3,410,012)	(96,244)
Development cost incurred during the year	3,129,601	-
Changes in estimated development costs	(9,066,693)	-
Net changes in prices and production costs	10,293,567	-
Revisions of previous quantity estimates	(26,218)	-
Accretion of discount	2,230,129	-
Net change in income taxes	(14,209,189)	-
Ending balance	40,111,694	579,836

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No applicable.

Item 9A(T).	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures.  Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	OTHER INFORMATION

None.

[38]

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

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference to our definitive proxy statement.

Code of Ethics

We have adopted a Code of Conduct that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), and have posted the text of the policy on our website (www.petroresourcescorp.com). If we make any substantive amendments to our Code of Conduct or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, President, Chief Financial Officer or Chief Accounting Officer and Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 11.	EXECUTIVE COMPENSATION

Except as provided below, the information required by this Item is incorporated by reference to our definitive proxy statement.

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5, Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities” above in this Annual Report.

[39]

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial statements

Reference is made to the Index and Financial Statements under Item 8 in Part II hereof where these documents are listed.

(b) Financial statement schedules

Financial statement schedules are either not required or the required information is included in the consolidated financial statements or notes thereto filed under Item 8 in Part II hereof.

(c) Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

3.1 (1)	Certificate of Incorporation of the Registrant, as amended

3.1.1 (6)	Certificate of Amendment to Certificate of Incorporation of the Registrant dated May 10, 2007

3.2 (1)	Amended and Restated Bylaws of the Registrant dated April 14, 2006

3.2.1 (2)	Amendment to Bylaws of the Registrant

3.2.2 (7)	Amendment to Bylaws of the Registrant dated October 12, 2006

4.1 (3)	Certificate of Designations of Preferences and Rights of Series A Preferred Stock

10.1 (1)	Form of Registration Rights Agreement dated August 1, 2005

10.2 (1)	Form of Warrant sold as part of August 2005 private placement

10.3 (1)	Lease Purchase Agreement dated January 10, 2006 between Registrant and The Meridian Resource & Exploration, LLC

10.4 (1)	2006 Stock Incentive Plan*

10.5 (1)	Form of Registration Rights Agreement dated February 17, 2006

10.6 (1)	Form of Warrant sold as part of February 2006 private placement

[40]

10.7 (2)	Subscription Agreement for Hall-Houston Exploration II, L.P.

10.8 (2)	Amended and Restated Agreement of Limited Partnership dated as of April 21, 2006 for Hall-Houston Exploration II, L.P.

10.9 (4)	Purchase and Sale Agreement dated December 11, 2006 with Eagle Operating, Inc.

10.10 (4)	Credit Agreement dated February 16, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

10.11 (4)	Security Agreement dated February 16, 2007 Between PRC Williston, LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

10.12 (4)	Guaranty and Pledge Agreement dated February 16, 2007 between Registrant and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

10.13 (4)	Lease dated September 30, 2006 with Gateway Ridgecrest Inc.

10.14 (3)	Securities Purchase Agreement dated April 3, 2007

10.15 (3)	Registration Rights Agreement dated April 3, 2007

10.16 (5)	Letter Agreement dated May 25, 2007 between Registrant and Harry Lee Stout*

10.17 (6)	Letter Agreement dated August 14, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

10.18 (7)	Letter Agreement dated September 19, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

21.1 (4)	List of Subsidiaries

23.1	Consent of Malone & Bailey, PC

23.2	Consent of Cawley Gillespie & Associates, Inc

23.3	Consent of DeGolyer & MacNaughton

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The referenced exhibit is a management contract, compensatory plan or arrangement.

(1)	Incorporated by reference from Petro Resource Corporation’s Registration Statement on Form SB-2 filed on March 21, 2006.

(2)	Incorporated by reference from Petro Resource Corporation’s Amendment No. 1 to Registration Statement on Form SB-2 filed on June 9, 2006.

(3)	Incorporated by reference from Petro Resources Corporation’s current report on Form 8-K filed on April 4, 2007.

(4)	Incorporated by reference from Petro Resources Corporation’s annual report on Form 10-KSB for the year ended December 31, 2006, filed on April 2, 2007.

(5)	Incorporated by reference from Petro Resources Corporation’s current report on Form 8-K filed on June 1, 2007.

(6)	Incorporated by reference from the Petro Resources Corporation’s quarterly report on Form 10-QSB filed on August 14, 2007.

(7)	Incorporated by reference from the Petro Resources Corporation’s Amendment No. 1 to Registration Statement on Form SB-2 filed on September 21, 2007

[41]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RESOURCES CORPORATION

Date: March 31, 2008	By:	/s/ Wayne P. Hall
Wayne P. Hall
Chairman of the Board and Chief Executive Officer
(Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wayne P. Hall	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2008
Wayne P. Hall

/s/ Harry Lee Stout	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2008
Harry Lee Stout

/s/ Allen R. McGee	Chief Accounting Officer and Director (Principal Accounting Officer)	March 31, 2008
Allen R. McGee

/s/ Donald L. Kirkendall	Director	March 31, 2008
Donald L. Kirkendall

/s/ J. Raleigh Bailes, Sr.	Director	March 31, 2008
J. Raleigh Bailes, Sr.

/s/ Brad Bynum	Director	March 31, 2008
Brad Bynum

/s/ Gary L. Hall	Director	March 31, 2008
Gary L. Hall

/s/ Joe L. McClaugherty	Director	March 31, 2008
Joe L. McClaugherty

/s/ Steven A. Pfeifer	Director	March 31, 2008
Steven A. Pfeifer

[42]