Form 10-Q
period 2008-03-31
PETRO RESOURCES CORP
filed 2008-05-15
CIK 1335190

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2008

-OR-

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from _________ to _________

Commission file number 001-32997

PETRO RESOURCES CORPORATION
(Name of registrant as specified in its charter)

Delaware	86-0879278
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

777 Post Oak Boulevard, Suite 910, Houston, Texas 77056
(Address of principal executive offices)

(832) 369-6986
(Issuer’s telephone number)

Indicate by check mark  whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2008 there were 36,634732 shares of the registrant’s common stock ($.01 par value) outstanding.

PETRO RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2008

i

PETRO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$14,730,035	$15,399,547
Accounts receivable and accrued revenue	1,357,193	924,607
Prepaids	-	25,519
Deferred financing costs, net of amortization of $1,513,586	-	2,378,492
Total current assets	16,087,228	18,728,165

Property and equipment:
Oil and natural gas properties, successful efforts accounting
Unproved	26,646,067	24,676,434
Proved properties, net	18,862,885	18,936,428
Furniture and fixtures, net	118,981	118,354
Total property and equipment	45,627,933	43,731,216

Other assets:
Investment in partnership	3,892,944	3,892,944
Deposit	10,257	10,257
Deferred financing costs, net of amortization of $1,946,039	1,946,039	-
Total other assets	5,849,240	3,903,201

Total Assets	$67,564,401	$66,362,582

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,403,973	$1,525,474
Short-term debt, net of discount of $2,956,206	-	11,344,136
Production floor payable	50,575	-
Accrued liabilities	280,093	244,419
Total current liabilities	1,734,641	13,114,029

Market value of derivatives	2,040,425	1,832,316
Long-term debt, net of discount of $2,418,715	13,321,478	-
Asset retirement obligation	1,471,321	1,434,114
Total liabilities	18,567,865	16,380,459

Minority interest	2,898,550	3,025,375

Redeemable Preferred Stock
Series A Convertible Preferred Stock,$3 stated value, issued 2,471,047 and 2,410,776 shares as of March 31, 2008 and December, 31, 2007, respectively;
cumulative, dividend rate 10% per annum with liquidation preferences	7,413,137	7,232,329

Shareholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
2,471,047 and 2,410,776 shares of Series A Preferred Stock (reported above) issued
and outstanding as of March 31, 2008 and December 31, 2007, respectively	-	-

Common stock, $0.01 par value; 100,000,000 shares authorized,	367,082	365,994
36,708,199 and 36,599,372 shares issued and outstanding
as of March 31, 2008 and December 31, 2007, respectively
Additional paid in capital	50,317,062	49,723,515
Accumulated deficit	(11,999,295)	(10,365,090)
Total shareholders' equity	38,684,849	39,724,419

Total Liabilities and Shareholders' Equity	$67,564,401	$66,362,582

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue
Oil and gas sales	$3,058,001	$750,028
Other income	100,000	100,000
	3,158,001	850,028
Expenses
Lease operating expenses	1,222,398	482,139
Exploration	572,510	173,589
Impairment of oil & gas properties	-	15,712
Depreciation, depletion and accretion	525,172	133,626
General and administrative	1,293,443	599,491

Total expenses	3,613,523	1,404,557

Loss from operations	(455,522)	(554,529)

Other income and (expense)
Interest income	75,855	44,038
Interest expense	(514,961)	(113,256)
Gain (loss) on derivative contracts	(685,594)	551,036

Loss before minority interest	(1,580,222)	(72,711)

Minority interest	126,825	-

Net loss	(1,453,397)	(72,711)

Dividend on Series A Convertible Preferred	(180,808)	-

Net loss attibutable to common stockholders	$(1,634,205)	$(72,711)

Earnings per common share
Basic and diluted	$(0.04)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	36,652,831	21,179,763

The accompanying notes are an integral part of these financial statements

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Unaudited)

	Common Stock				Total
	Number		Additional	Accumulated	Shareholders'
	of Shares	Total	Paid-in	Deficit	Equity
Balance, December 31, 2007	36,599,372	$365,994	$49,723,515	$(10,365,090)	$39,724,419

Preferred stock dividend				(180,808)	(180,808)
Common stock issued to employees and consultants	108,827	1,088	216,943		218,031
Stock options issued to employees			376,604		376,604
Net loss for the three months ended March 31, 2008				(1,453,397)	(1,453,397)
	36,708,199	$367,082	$50,317,062	$(11,999,295)	$38,684,849

The accompanying notes are an integral part of these financial statements

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities
Net loss	$(1,453,397)	$(72,711)
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Minority interest	(126,826)	-
Depletion, depreciation, and accretion	525,172	133,626
Amortization included in interest expense	365,703	466,214
Impairment	-	15,712
Dry hole costs	465,439	173,589
Issuance of common stock and stock options for services	594,635	286,425
Unrealized loss on derivative contracts	208,109	(534,978)
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(432,586)	(493,454)
Prepaid expenses	25,519	(131,224)
Current portion of notes payable	-	127,584
Accounts payable	(513,089)	282,448
Accrued expenses	109,553	35,115
Net cash provided by (used in) operating activities	(231,768)	288,346

Cash flows from investing activities
Capital expenditures	(1,928,169)	(299,277)
Acquisition of Williston	-	(14,397,855)
Investment in partnership	-	(799,920)
Net cash used in investing activities	(1,928,169)	(15,497,052)

Cash flows from financing activities
Financing costs	-	(2,798,788)
Proceeds from loan	2,268,575	17,345,282
Principal payment on loan	(778,150)	-
Net cash provided by financing activities	1,490,425	14,546,494

Net (decrease) in cash	(669,512)	(662,212)
Cash, beginning of period	15,399,547	4,285,204

Cash, end of period	$14,730,035	$3,622,992

Supplemental disclosure of cash flow information
Cash paid for interest	$395,682	$-
Cash paid for federal income taxes	$-	$-

Non-cash transactions
Common stock issued in acquisition of Williston Basin properties	$-	$10,723,274
Royalty interest issued in connection with debt	-	4,118,971
Preferred stock dividend paid in preferred shares	180,808	162,435
Capitalized interest in oil and gas properties	850,738	1,227,695
Property and equipment included in accounts payable	317,710	-

The accompanying notes are an integral part of these financial statements

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of Petro Resources Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Petro Resource’s annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2007 annual report on Form 10-K have been omitted.

Certain prior period balances have been reclassified to conform with the current period presentation.

New accounting pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, Disclosures about Derivative Instruments and Hedging Activities –an amendment of SFAS 133. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for us on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS 161.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, we partially adopted the provisions of SFAS 157 effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We expect to adopt the remaining provisions of SFAS 157 beginning in 2009. We do not expect this adoption to have a material impact on our financial statements.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities–including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We have adopted this statement as of January 1, 2008. The adoption created no impact to our financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statement and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for us on January 1, 2009. We are still in the process of evaluating the impact that SFAS 160 will have on our Consolidated Financial Statements.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 - Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value measurements, for all financial instruments. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets
•
Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable

•	Level 3 — Significant inputs to the valuation model are unobservable

The following describes the valuation methodologies we use to measure financial instruments at fair value.

Derivative Instruments

At March 31, 2008, we had commodity derivative financial instruments in place that do not qualify for hedge accounting under SFAS 133. Therefore, the changes in fair value subsequent to the initial measurement are recorded in income. Although our derivative instruments are valued using public indexes, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, our derivative liabilities have been classified as Level 2.

The follow table provides a summary of the fair value of our derivative liabilities measured on a recurring basis under SFAS 157:

	Fair value measurements on a recurring basis March 31, 2008
	Level 1	Level 2	Level 3

Liabilities
Commodity derivatives	$-	$2,040,425	$-

Note 3 —Derivative Financial Instruments

We entered into commodity derivative financial instruments intended to hedge our exposure to market fluctuations of oil prices.
As of March 31, 2008, we had commodity swaps for the following oil volumes:

	Barrels per quarter	Barrels per day	Price per barrel
2008
First quarter	15,400	169	$66.74
Second quarter	14,446	159	$73.23
Third quarter	12,843	140	$71.47
Fourth quarter	9,200	100	$65.70

2009
First quarter	8,225	91	$65.62
Second quarter	6,825	75	$65.40
Third quarter	6,900	75	$65.40
Fourth quarter	6,900	75	$65.40

2010
First quarter	4,425	49	$65.40

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2008, we incurred a net loss of $685,594 related to derivative contracts. Included in this loss was $477,485 of realized losses related to settled contracts and $208,109 of unrealized losses related to unsettled contracts. Unrealized losses are based on the changes in the fair value of derivative instruments covering positions beyond March 31, 2008.

Note 4 —Asset Retirement Obligations

We recorded the following activity related to the ARO liability for the nine months ended March 31, 2008:

Liability for asset retirement obligation as of December 31, 2007	$1,434,114
Liabilities settled and divested	-
Additions-Drilling	3,134
Accretion expense	34,073
Liability for asset retirement obligation as of March 31, 2008	$1,471,321

Note 5 – Minority Interest

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

Minority Interest
Minority interest at December 31, 2007	$3,025,375
Earnings (loss) to minority interest	(126,825)
Minority interest at March 31, 2008	$2,898,550

Note 6 — Series A Preferred Stock Dividend

During the three months ended March 31, 2008, we issued 60,271 shares of our Series A Preferred Stock, valued at $3 per share as agreed upon in the Preferred Stock Purchase Agreement, in lieu of cash payments in satisfaction of the Preferred Stock dividend requirement.

Note 7 —Share Based Compensation

On January 9, 2008 we granted 200,000 stock options to our President. The options have an exercise price of $2.00 per share. Fifty thousand options vested on January 9, 2008 and the remaining 150,000 options vest annually on January 10, 2009, 2010 and 2011. The stock options have a 5 year term expiring on January 10, 2013. The options were valued using the Black-Sholes model with following assumption: $2.15 quoted stock price; $2.00 exercise price; 104.83% volatility; 3.25 year estimated life; zero dividend; 2.69% discount rate. The fair value of these options was $293,364.

Also, on January 9, 2008 we granted 10,000 stock options to our Director of Information Services. The options have an exercise price of $2.00 per share. Twenty five hundred options vested on January 10, 2008 and the remaining 7,500 options will vest annually on January 10, 2009, 2010 and 2011. The stock options have a 5 year term expiring on January 10, 2013. The options were valued using the Black-Sholes model with following assumption: $2.15 quoted stock price; $2.00 exercise price; 104.83% volatility; 3.25 year estimated life; zero dividend; 2.69% discount rate. The fair value of these options was $14,668.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

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

On March 1, 2008 we also granted 130,000 shares of restricted common stock to our new Chief Operating Officer. These common shares vest at 40,000 immediately and the remaining 90,000 shares vest annually on June 1, 2009, 2010 and 2011. These shares were valued at $1.70 per share, based on the quoted market value on the date of grant, and $80,575 of expense was recognized as of March 31, 2008. The remaining $140,250 will be recognized over the remaining service term.

On January 9, 2008, we granted 100,000 shares of restricted common stock to our President. These common shares vest at 25,000 immediately and 25,000 each on January 10, 2009, 2010 and 2011. These shares were valued at $2.15 per share, based on the quoted market value on the date of grant, and $67,188 of expense was recognized as of March 31, 2008. The remaining $147,813 will be recognized over the remaining service term.

Petro Resources recognized stock compensation expense of $594,635 and $286,425 for the three months ended March 31, 2008 and 2007 respectively.

A summary of option activity for the three months ended March 31, 2008 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2007	1,125,000	$3.68
Granted	310,000	1.90
Exercised, forfeited, or expired	-	-
Outstanding at March 31, 2008	1,435,000	$3.30

Exercisable at December 31, 2007	550,000	$3.74
Exercisable at March 31, 2008	777,500	$3.57

A summary of Petro Resources non-vested options as of March 31, 2008 is presented below.

Non-vested Options	Shares
Non-vested at December 31, 2007	575,000
Granted	310,000
Vested	(227,500)
Forfeited	-
Non-vested at March 31, 2008	657,500

Total unrecognized compensation cost related to non-vested options granted under the Plan was $1,381,405 and $1,334,530 as of March 31, 2008 and 2007 respectively. The cost at March 31, 2008 is expected to be recognized over a weighted-average period of 2.1 years. The aggregate intrinsic value for options was $0; and the weighted average remaining contract life was 3.44 years.

As allowed by SFAS 123(R), the Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options and stock settled stock appreciation rights.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

The assumptions used in the fair value method calculation for the three months ended March 31, 2008 and 2007 are disclosed in the following table:

	Three Months Ended March 31,
	2008 (1)	2007
Weighted average value per option granted during the period (2)	$1.36	$2.32
Assumptions (3):
Stock price volatility	104-105%	108%
Risk free rate of return	1.87-2.69%	5.00%

Expected term	3.5 years	5.0 years

(1)	Our estimated future forfeiture rate is zero.
(2)	Calculated using the Black-Scholes fair value based method.
(3)	We do not pay dividends on our common stock.

A summary of warrant activity for the three months ended March 31, 2008 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2007	6,838,962	$2.15
Granted	-	-
Exercised, forfeited, or expired	-	-
Outstanding at March 31, 2008	6,838,962	$2.15

Exercisable at December 31, 2007	6,838,962	$2.15
Exercisable at March 31, 2008	6,838,962	$2.15

Note 8 – Earnings per share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for that period less the weighted average number of unvested restricted shares outstanding. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of common stock equivalents that are to be added to the weighted average number of shares outstanding. Common stock equivalents are excluded from the diluted earnings per share calculation if the effect would be anti-dilutive.

Note 9 – Subsequent Events

On April 17, 2008, we entered into an agreement to purchase a 34.375% working interest in a prospect in Cameron Parish, Louisiana. We paid $298,031 for the prospect and agreed to pay 55% of the cost of the first well. The first well is expected to costs $861,245 net to the Company.

On May 8, 2008, we made an additional contribution to the Hall Houston Partnership of $533,280.01.

On May 13, 2008, we amended our credit facility agreement with our lenders to modify the definition of earnings before interest, taxes, depreciation and amortization (EBITDA) and the method of calculating interest expense for our loan covenants. Due to these modifications, we met our financial covenants for the quarter ended March 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Industry terms used in this report are defined in the Glossary of Oil and Natural Gas Terms located at the end of this Item

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

There are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, are included in our filings with the SEC, including the risk factors set forth of our annual report on Form 10-K for our 2007 fiscal year filed with the SEC on March 31, 2008.

General

Petro Resources Corporation and subsidiaries (“we,” “our” or the “Company”) is an independent oil and natural gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects in the United States.  We act as a non-operator, which means we do not directly manage exploration, drilling or development operations.  Instead, we pursue interests in oil and gas properties in joint ownership with oil and gas companies that have exploration, development and production expertise.

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

In July 2005, we acquired our initial interest in drilling prospects and commenced drilling activities in November 2005.  In the first quarter of 2007, we acquired oil and gas producing assets in the Williston Basin area of North Dakota.  As of March 31, 2008, we held interests in approximately 162 producing wells in Texas, Louisiana and North Dakota.  We also have exploratory drilling prospects located in Texas, North Dakota, Louisiana, New Mexico, Kentucky, and the Gulf of Mexico.  In December 2005, we commenced production operations from our first oil and gas prospects and received our first revenues from oil and gas production in February 2006.  During 2007, we produced more than 100,000 boe and exited the year with a daily production rate of approximately 400 boe per day.

As of December 31, 2007, our estimated net total proved reserves had grown to approximately 2,716,602 boe (net of production) of which approximately 2,369,600 boe were crude oil reserves and 347,002 boe were natural gas reserves.  The increase in net total proved reserves is a result of our Williston Basin acquisition that closed on February 16, 2007, positive results from enhanced oil recovery operations in North Dakota, and successful exploratory drilling in the Williston Basin and in our Cinco Terry Field in Crockett County, Texas. Our estimated reserves exclude additional reserves attributable to our 5.3% limited partnership interest in Hall-Houston Exploration II, L.P.

Our executive offices are located at 777 Post Oak Blvd., Suite 910, Houston, TX 77056, and our telephone number is (832) 369-6986.  Our web site is www.petroresourcescorp.com.  Additional information which may be obtained through our web site does not constitute part of this quarterly report on Form 10-Q.  A copy of this quarterly report on Form 10-Q is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Results of Operations

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007

Revenues for the quarter ended March 31, 2008 totaled $3,158,001, compared to revenues of $850,028 for the quarter ended March 31, 2007. Revenue for the quarter ended March 31, 2008 consisted of $3,058,001 of oil and gas sales compared to oil and gas sales of $750,028 for the quarter ended March 31, 2007. The increase in revenue from oil and gas sales was due primarily to our successful secondary enhanced oil recovery operations in North Dakota and our drilling results in Crockett County, Texas. During the first quarter of 2008, we also generated $100,000 of revenue representing a liquidated damage penalty for failure to commence drilling by a specified date assessed against our operating partner in the Palo Duro acreage.

Lease operating expenses for the quarter ended March 31, 2008 totaled $1,222,398, compared to lease operating expenses of $482,139 for the prior year period. The increase in lease operating expenses was due primarily to increased operational costs in the Williston Basin properties and to the increase in the number of producing wells in our Cinco Terry Field in Crockett County, Texas.

Exploration costs for the quarter ended March 31, 2008 were $572,510, compared to $173,589 for the quarter ended March 31, 2007. Exploration costs represent our drilling costs associated with dry holes and the carrying costs of properties. The increase in exploration costs is the result of the purchase of seismic and the write off of an exploratory well in North Dakota.

We incurred no expenses related to the impairment of oil and gas properties in the quarter ended March 31, 2008, compared to $15,712 during the prior year period. Impairment expenses represent the write-down of previously capitalized expenses for productive wells. We take an impairment charge for a productive well when there is an indication that we may not receive production payments equal to the net capitalized costs. The decline in expenses for impairment of oil and gas properties is the result of no wells needing to be written down to net cost during the first quarter of 2008.

Our expenses for depreciation, depletion, and accretion for the quarter ended March 31, 2008 totaled $525,172, compared to $133,626 for the same period in the prior year. This was due to our increased production as a result of our acquisition of the Williston Basin properties and the Cinco Terry Field drilling program.

General and administrative expenses for the quarter ended March 31, 2008 totaled $1,293,443 compared to general and administrative expenses of $599,491 for the prior year period. General and administrative expenses for the quarters ended March 31, 2008 and March 31, 2007 included expenses of $594,635 and $286,425, respectively, related to share-based compensation granted to certain employees under our Stock Incentive Plan. Without giving effect to share-based compensation, our general and administrative expenses for the quarters ended March 31, 2008 and March 31, 2007 were $698,808 and $313,066, respectively. This increase was due to increased number of employees, additional office space, professional fees, travel and other related expenses.

We incurred a net loss from operations of $455,522 for the quarter ended March 31, 2008, compared to a net loss from operations of $554,529 during the same period in the prior year.   The decrease in the loss occurred due to increased revenue offset by higher lease operating expense, depletion and general and administrative costs.

During the quarter ended March 31, 2008, interest expense totaled $514,961, compared to $113,256 for the quarter ended March 31, 2007.  The increase in interest expense was principally due to increased borrowings outstanding under our credit facility

Beginning in March 2007, we entered into commodity derivative financial instruments for purposes of hedging our exposure to market fluctuations of oil prices.  During the quarter ended March 31, 2008, we incurred a loss on derivative contracts of $685,594 compared to a gain of $551,036 for the comparable period in 2007. Our loss on derivative contracts include both $477,485 in losses on the actual settlement of certain derivative financial instruments during quarter ended March 31, 2008 and unrealized losses of $208,109 based on the changes in the fair value of derivative instruments covering positions beyond March 31, 2008.

During the quarter ended March 31, 2008, we paid dividends on our Series A Preferred Stock in the amount of $180,808.  As our Series A Preferred shares were issued in May 2007, there were no dividends paid in the same period of the prior year.  The dividend payments are a non-cash expense since we elected to pay the dividends in the form of additional shares of our Series A Preferred Stock.

We incurred a net loss of $1,453,397 during the quarter ended March 31, 2008, compared to a net loss of $72,711 for the same period in 2007.  The increase in net loss was primarily the result of an increase in our loss on derivative contracts, interest expense and dividends.

Plan of Operations

Our plan of operations for the next twelve months is to pursue further exploration and development of the oil and natural gas prospects that we currently own, along with obtaining the working capital required to fund such exploration and development and the acquisition of additional domestic oil and natural gas interests.  We intend to pursue prospects in partnership with other companies with exploration, development and production expertise. We will also pursue alliances with unaffiliated third parties in the areas of geological and geophysical services and prospect generation, evaluation and leasing.

The business of oil and natural gas acquisition, exploration and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties. As explained under “Financial Condition and Liquidity” below, based on our present working capital, available borrowings under the credit facility and current rate of cash flow from operations, we believe we have available to us sufficient working capital to fund our operations and expected commitments for exploration and development through, at least, December 31, 2008.  However, in the event we receive calls for capital greater than, or generate cash flow from operations less than, we expect, we may require additional working capital to fund our operations and expected commitments for exploration and development prior to December 31, 2008.  We will seek additional working capital through the sale of our securities and we will endeavor to obtain additional capital through bank lines of credit and project financing.  However, as described further below, under the terms of our guarantee of a $75 million credit facility entered into by our subsidiary, PRC Williston LLC, we are prohibited from incurring any additional debt from third parties.  Our ability to obtain additional working capital through third party bank lines of credit and project financing may be subject to the repayment of the $75 million credit facility.

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

Financial Condition and Liquidity

As of the date of this report, we estimate our capital budget for fiscal 2008 to be approximately $21.7 million, including:

●	Up to $12.8 million of capital for secondary enhanced oil recovery operations and exploratory drilling in the Williston Basin.
●
Up to $4.1 million to be called upon to fund our commitment to Hall-Houston Exploration II, L. P.   As of the date of this report, we have funded $3.9 million of our $8.0 million commitment and have assumed that up to $4.1 million of our remaining commitment will be called for during the next 12 months.

●	Up to $4.8 million to be deployed in connection with our interest in prospects operated by Approach Resources, Inc. including our highly successful Cinco Terry field.

As of March 31, 2008, we had total assets of $67.6 million and working capital of $14.4 million.  In addition, we have available to us a $75 million credit facility, of which $15.7 million is outstanding as of March 31, 2008, for purposes of financing our commitments towards the drilling and development of our most significant prospect, the Williston Basin properties.  Based on our present working capital, available borrowings under the credit facility and current rate of cash flow from operations, we believe we have available to us sufficient working capital to fund our operations and expected commitments for exploration and development through, at least, December 31, 2008.  However, in the event we receive calls for capital greater than, or generate cash flow from operations less than, we expect, we may require additional working capital to fund our operations and expected commitments for exploration and development prior to December 31, 2008.

In addition, we are required to redeem our outstanding Series A Preferred Stock at a redemption price equal to the aggregate stated value of $3.00 per share plus any accrued and unpaid dividends, no later than October 2, 2008.  As of this date, there are 2,410,047 shares of Series A Preferred Stock outstanding.   Unless we are able to refinance the Series A Preferred Stock using our equity, we will need to raise additional capital in order to effect a cash redemption of the preferred shares.

We will seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing.  However, other than our existing $75 million credit facility, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have no history of generating significant cash from oil and gas operations.  Under the terms of our guarantee of the $75 million credit facility, we are prohibited from incurring any additional debt from third parties without the consent of the lenders.  Our ability to obtain additional working capital through bank lines of credit and project financing may be subject to the repayment of the $75 million credit facility.  Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.  If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price will be materially adversely affected.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Glossary of Oil and Natural Gas Terms

The following is a description of the meanings of some of the oil and natural gas industry terms used in this report.

bbl. Barrel, 42 U.S. gallons of  liquid volume, used in reference to crude oil or other liquid hydrocarbons.
bcf. Billion cubic feet of natural gas.
boe. Barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids.
boe/d. boe per day.
Btu. British thermal unit, a measurement of energy equivalent to the heat needed to raise one pound of water one degree Fahrenheit.
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
Formation. An identifiable layer of rock named after its geographical location and dominant rock type.
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
Overriding royalty interest. Is similar to a basic royalty interest except that it is created out of the working interest. For example, an operator possesses a standard lease providing for a basic royalty to the lessor or mineral rights owner of 1/8 of 8/8. This then entitles the operator to retain 7/8 of the total oil and natural gas produced. The 7/8 in this case is the 100% working interest the operator owns. This operator may assign his working interest to another operator subject to a retained 1/8 overriding royalty of the 8/8. This would then result in a basic royalty of 1/8, an overriding royalty of 1/8 and a working interest of 3/4. Overriding royalty interest owners have no obligation or responsibility for developing and operating the property. The only expenses borne by the overriding royalty owner are a share of the production or severance taxes and sometimes costs incurred to make the oil or gas salable.
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
Project. A targeted development area where it is probable that commercial oil or gas can be produced from new wells.
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

Royalty interest.  A share of production or the value or proceeds of production, free of the costs of production, when and if there is production.  A royalty interest is usually expressed as a fraction such as 1/8.
Secondary recovery. A recovery process that uses mechanisms other than the natural pressure of the reservoir, such as gas injection, water injection, or water flooding, to produce residual oil and natural gas remaining after the primary recovery phase.
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
Water re-pressurization. A method of secondary recovery in which water is injected into the reservoir formation to increase reservoir pressure and enhance hydrocarbon recovery.
Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4(T).	CONTROLS AND PROCEDURES

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

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control. We made no changes to our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2008, in lieu of the payment of cash quarterly dividends to the holders of our Series A Preferred Stock, we issued to the holders an aggregate of 60,270 shares of our Series A Preferred Stock.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5.	OTHER INFORMATION

On May 13, 2008, our wholly-owned subsidiary, PRC Williston LLC, a Delaware limited liability company, entered into a First Amendment to Credit Agreement dated as of May 13, 2008 with D.B. Zwirn Special Opportunities Fund, L.P.  The credit agreement relates to our $75 million credit facility for purposes of financing the acquisition and development of our interest in the Williston Basin properties.  The amendment was entered into for purposes of amending certain financial terms used in the credit agreement.  We believe the amendment will enable us to more readily comply with certain of our  financial covenants set forth in the credit agreement.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Method of Filing
10.1	First Amendment to Credit Agreement dated as of May 13, 2008 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P.	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PETRO RESOURCES CORPORATION

Date: May 15, 2008	/s/ Wayne P. Hall
Wayne P. Hall,
Chief Executive Officer

Date: May 15, 2008	/s/ Harry Lee Stout
Harry Lee Stout,
Chief Financial Officer