Form 10-Q
period 2008-06-30
PETRO RESOURCES CORP
filed 2008-08-13
CIK 1335190

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

-OR-

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of June 30, 2008 there were 36,728,172 shares of the registrant’s common stock ($.01 par value) outstanding.

PETRO RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2008

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	1

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2008 and 2007	2

Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2008	3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T. Controls and Procedures	20

Part II. OTHER INFORMATION

Item 2 Unregistered Sales Of Equity Securities And Use Of Proceeds	21

Item 6. Exhibits	21

SIGNATURES

i

PART I.  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

PETRO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$10,471,245	$15,399,547
Accounts receivable and accrued revenue	1,594,860	924,607
Prepaids	159,766	25,519
Deferred financing costs, net of amortization of $0 and $1,513,586	-	2,378,492
Total current assets	12,225,871	18,728,165

Property and equipment:
Oil and natural gas properties, successful efforts accounting:
Unproved	27,489,226	24,676,434
Proved properties, net	23,032,782	18,936,428
Furniture and fixtures, net	116,427	118,354
Total property and equipment	50,638,435	43,731,216

Other assets:
Investment in partnership	4,426,224	3,892,944
Deposit	10,257	10,257
Deferred financing costs, net of amortization of $2,378,492 and $0	1,513,586	-
Market value of derivative asset	259,599	-
Total other assets	6,209,666	3,903,201

Total Assets	$69,073,972	$66,362,582

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,099,105	$1,525,474
Accrued liabilities	142,410	244,419
Notes payable, net of discount of $0 and $2,956,206	116,180	11,344,136
Total current liabilities	2,357,695	13,114,029

Market value of derivatives	3,980,137	1,832,316
Asset retirement obligation	1,523,370	1,434,114
Note payable, net of discount of $1,881,221 and $0	13,747,550	-
Total liabilities	21,608,752	16,380,459

Minority interest	2,675,385	3,025,375

Redeemable Preferred Stock
Series A Convertible Preferred Stock, $3 stated value, issued 2,563,710 and 2,410,776 shares as of June 30, 2008 and December 31, 2007, respectively; cumulative, dividend rate 15% per annum with liquidation preferences	7,691,130	7,232,329

Shareholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized,	-	-
2,563,710 and 2,410,776 shares of Series A Preferred Stock (reported above) issued and outstanding as of June 30, 2008 and December 31, 2007, respectively

Common stock, $0.01 par value; 100,000,000 shares authorized,	367,282	365,994
36,728,172 and 36,599,372 shares issued and outstanding
as of June 30, 2008 and December 31, 2007 respectively
Additional paid in capital	50,613,544	49,723,515
Accumulated deficit	(13,882,121)	(10,365,090)
Total shareholders' equity	37,098,705	39,724,419

Total Liabilities and Shareholders' Equity	$69,073,972	$66,362,582

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue
Oil and gas sales	$4,368,442	$1,624,409	$7,426,443	$2,374,437
Other income	-	-	100,000	100,000
Total revenue	4,368,442	1,624,409	7,526,443	2,474,437
Expenses
Lease operating expenses	1,346,708	980,132	2,569,106	1,462,271
Exploration	37,654	-	610,164	173,589
Impairment of oil & gas properties	-	-	-	15,712
Depreciation, depletion and accretion	612,021	176,757	1,137,193	310,383
General and administrative	894,329	819,823	2,187,772	1,419,314

Total expenses	2,890,712	1,976,712	6,504,235	3,381,269

Income (loss) from operations	1,477,730	(352,303)	1,022,208	(906,832)

Other income and (expense)
Interest income	63,147	30,301	139,002	74,339
Interest expense	(590,819)	(183,152)	(1,105,780)	(296,408)
Loss on derivative contracts	(2,778,056)	(1,277,737)	(3,463,650)	(726,701)

Loss before minority interest	(1,827,998)	(1,782,891)	(3,408,220)	(1,855,602)

Minority interest	223,165	-	349,990	-

Net loss	(1,604,833)	(1,782,891)	(3,058,230)	(1,855,602)

Dividend on Series A Convertible Preferred	(277,993)	(162,435)	(458,801)	(162,435)

Net loss attibutable to common stockholders	$(1,882,826)	$(1,945,326)	$(3,517,031)	$(2,018,037)

Earnings per common share
Basic and diluted	$(0.05)	$(0.09)	$(0.10)	$(0.09)

Weighted average number of common shares outstanding
Basic and diluted	36,718,186	21,308,023	36,685,504	21,252,952

The accompanying notes are an integral part of these financial statements

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Shareholders'
	of Shares	Total	Capital	Deficit	Equity
Balance, December 31, 2007	36,599,372	$365,994	$49,723,515	$(10,365,090)	$39,724,419

Preferred stock dividend				(458,801)	(458,801)
Restricted stock issued to employees and consultants	128,800	1,288	258,556		259,844
Stock options issued to employees			631,473		631,473
Net loss for the six months ended June 30, 2008				(3,058,230)	(3,058,230)
Balance, June 30, 2008	36,728,172	$367,282	$50,613,544	$(13,882,121)	$37,098,705

The accompanying notes are an integral part of these financial statements

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities
Net loss	$(3,058,230)	$(1,855,602)
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Minority interest	(349,990)	-
Depletion, depreciation, and accretion	1,137,193	310,383
Amortization included in interest expense	795,143	197,579
Impairment	-	15,712
Dry hole costs	465,439	173,589
Issuance of common stock and stock options for services	891,317	634,736
Unrealized loss on derivative contracts	2,251,397	721,790
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(670,253)	(522,742)
Prepaid expenses	(134,247)	(90,473)
Accounts payable	(452,910)	211,103
Accrued expenses	(102,009)	19,575
Net cash provided by (used in) operating activities	772,850	(184,350)

Cash flows from investing activities
Capital expenditures	(6,249,307)	(2,404,936)
Purchase of floor	(363,175)	-
Acquisition of Williston	-	(14,397,855)
Investment in marketable securities	-	(2,000,000)
Investment in partnership	(533,280)	(799,920)
Net cash used in investing activities	(7,145,762)	(19,602,711)

Cash flows from financing activities
Financing costs	-	(2,867,626)
Issuance of preferred stock	-	2,000,000
Cost to issue preferred stock	-	(14,705)
Proceeds from loan	3,614,968	17,655,540
Principal payment on loan	(2,170,358)	(384,245)
Net cash provided by financing activities	1,444,610	16,388,964

Net decrease in cash	(4,928,302)	(3,398,097)
Cash, beginning of period	15,399,547	4,285,204

Cash, end of period	$10,471,245	$887,107

Supplemental disclosure of cash flow information
Cash paid for interest	$774,967	$667,281
Cash paid for federal income taxes	$-	$-

Non-cash transactions
Common stock issued in acquisition of Williston Basin properties	$-	$10,723,274
Royalty interest issued in connection with debt	$-	$4,118,971
Preferred stock dividend paid in preferred shares	$458,801	$162,435
Cancellation of common stock in exchange for preferred stock	$-	$4,721,401
Capitalized interest in oil and gas properties	$1,610,718	$1,227,695
Property and equipment included in accounts payable	$1,026,541	$1,172,001

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

Certain prior period balances have been reclassified to conform to the current period presentation.

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

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

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

Derivative Instruments

At June 30, 2008, we had commodity derivative financial instruments in place that do not qualify for hedge accounting under SFAS 133. Therefore, the changes in fair value subsequent to the initial measurement are recorded in income. Although our derivative instruments are valued using public indexes, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, our derivative liabilities have been classified as Level 2.

The follow table provides a summary of the fair value of our derivative liabilities measured on a recurring basis under SFAS 157:

	Fair value measurements on a recurring basis June 30, 2008
	Level 1	Level 2	Level 3
Assets
Commodity derivatives – floor	$-	$259,599	$-
Liabilities
Commodity derivatives	$-	$3,980,137	$-

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 —Derivative Financial Instruments

We entered into commodity derivative financial instruments intended to hedge our exposure to market fluctuations of oil prices. As of June 30, 2008, we had commodity swaps for the following oil volumes:

	Barrels per quarter	Barrels per day	Price per barrel
2008
Third quarter	12,843	140	$71.66
Fourth quarter	9,200	100	$65.70

2009
First quarter	8,225	91	$65.62
Second quarter	6,825	75	$65.40
Third quarter	6,900	75	$65.40
Fourth quarter	6,900	75	$65.40

2010
First quarter	4,425	49	$65.40

On June 5, 2008, the Company purchased a floor at $110 per barrel for 100 bbls per day for the calendar year 2009 for a price of $363,175. As of June 30, 2008 the fair value of the floor was $259,599.

During the six months ended June 30, 2008, we incurred a loss of $3,463,650 related to derivative contracts. Included in this loss was $1,212,254 of realized losses related to settled contracts, $103,576 of losses related to the floor and $2,147,820 of unrealized losses related to unsettled swap contracts. Unrealized losses are based on the changes in the fair value of derivative instruments covering positions beyond June 30, 2008.

Note 4 —Asset Retirement Obligations

We recorded the following activity related to the ARO liability for the six months ended June 30, 2008:

Liability for asset retirement obligation as of December 31, 2007	$1,434,114
Liabilities settled and divested	-
Additions-Drilling	20,475
Accretion expense	68,781
Liability for asset retirement obligation as of June 30, 2008	$1,523,370

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

Minority Interest
Minority interest at December 31, 2007	$3,025,375
Earnings (loss) to minority interest	(349,990)
Minority interest at June 30, 2008	$2,675,385

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 — Series A Preferred Stock Dividend

During the six months ended June 30, 2008, we issued 152,934 shares of our Series A Preferred Stock, valued at $3 per share as agreed upon in the Preferred Stock Purchase Agreement, in lieu of cash payments in satisfaction of the Preferred Stock dividend requirement.

Note 7 —Share Based Compensation

On January 9, 2008 we granted 200,000 stock options to our President. The options have an exercise price of $2.00 per share. Fifty thousand options vested on January 9, 2008 and the remaining 150,000 options vest annually on January 10, 2009, 2010 and 2011. The stock options have a 5 year term expiring on January 10, 2013. The options were valued using the Black-Sholes model with the following assumption: $2.15 quoted stock price; $2.00 exercise price; 104.83% volatility; 3.25 year estimated life; zero dividend; 2.69% discount rate. The fair value of these options was $293,364.

Also, on January 9, 2008 we granted 10,000 stock options to our Director of Information Services. The options have an exercise price of $2.00 per share. Twenty five hundred options vested on January 10, 2008 and the remaining 7,500 options will vest annually on January 10, 2009, 2010 and 2011. The stock options have a 5 year term expiring on January 10, 2013. The options were valued using the Black-Sholes model with the following assumption: $2.15 quoted stock price; $2.00 exercise price; 104.83% volatility; 3.25 year estimated life; zero dividend; 2.69% discount rate. The fair value of these options was $14,668.

On March 1, 2008 we granted 100,000 stock options to our new Chief Operating Officer. The options have an exercise price of $1.70 per share. Twenty five thousand options vested on March 1, 2008 and the remaining 75,000 options will be issued and will vest annually on March 1, 2009, 2010 and 2011. The stock options have a 5 year term expiring on March 1, 2013. The options were valued using the Black-Sholes model with the following assumption: $1.70 quoted stock price; $1.70 exercise price; 104% volatility; 3.25 year estimated life; zero dividend; 1.87% discount rate. The fair value of these options was $112,381.

On March 1, 2008 we also granted 130,000 shares of restricted common stock to our new Chief Operating Officer. These common shares vest at 40,000 immediately and the remaining  shares vest annually  at 30,000 shares annually on June 1, 2009, 2010 and 2011. These shares were valued at $1.70 per share, based on the quoted market value on the date of grant, and $80,575 of expense was recognized as of March 31, 2008. The remaining $140,250 will be recognized over the remaining service term.

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

Petro Resources recognized stock compensation expense of $891,317 and $634,736 for the six months ended June 30, 2008 and 2007 respectively.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

A summary of option activity for the six months ended June 30, 2008 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2007	1,125,000	$3.68
Granted	310,000	1.90
Exercised, forfeited, or expired	-	-
Outstanding at June 30, 2008	1,435,000	$3.30

Exercisable at December 31, 2007	550,000	$3.74
Exercisable at June 30, 2008	902,500	$3.56

A summary of Petro Resources non-vested options as of June 30, 2008 is presented below.

Non-vested Options	Shares
Non-vested at December 31, 2007	575,000
Granted	310,000
Vested	(352,500)
Forfeited	-
Non-vested at June 30, 2008	532,500

Total unrecognized compensation cost related to non-vested options granted under the Plan was $1,115,880 and $1,853,678 as of June 30, 2008 and 2007 respectively. The cost at June 30, 2008 is expected to be recognized over a weighted-average period of 1.4 years. The aggregate intrinsic value for options was $214,700; and the weighted average remaining contract life was 3.19 years.

As allowed by SFAS 123(R), the Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options and stock settled stock appreciation rights.

The assumptions used in the fair value method calculation for the six months ended June 30, 2008 and 2007 are disclosed in the following table:

	Six Months Ended June 30,
	2008 (1)	2007
Weighted average value per option granted during the period (2)	$1.36	$1.89
Assumptions (3):
Stock price volatility	104-105%	108%
Risk free rate of return	1.87-2.69%	5.00%

Expected term	3.5 years	5.0 years

(1)	Our estimated future forfeiture rate is zero.
(2)	Calculated using the Black-Scholes fair value based method.
(3)	We do not pay dividends on our common stock.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

A summary of warrant activity for the six months ended June 30, 2008 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2007	6,838,962	$2.15
Granted	-	-
Exercised, forfeited, or expired	-	-
Outstanding at June 30, 2008	6,838,962	$2.15

Exercisable at December 31, 2007	6,838,962	$2.15
Exercisable at June 30, 2008	6,838,962	$2.15

The aggregate intrinsic value for warrants was $3,306,371; and the weighted average remaining contract life was 2.42 years.

Note 8 – Note Payable

We amended our credit facility agreement with our lenders to modify the definition of earnings before interest, taxes, depreciation and amortization (EBITDA) and the method of calculating interest expense for our loan covenants. Due to these modifications, we met our financial covenants for the quarter ended June 30, 2008.

Note 9 – Subsequent Events

On July 17, 2008, we made an additional contribution to the Hall Houston Partnership of $1,466,520.

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

There are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, are included in our filings with the SEC, including the risk factors set forth of our annual report on Form 10-K for our 2007 fiscal year and our quarterly report for the quarter ended March 31, 2008 filed with the SEC on March 31, 2008 and May 15, 2008, respectively.

General

Petro Resources Corporation and subsidiaries (“we,” “our” or “the Company”) is an independent exploration and production company engaged in acquisitions of exploratory leases, acquisitions of producing properties, secondary enhanced oil recovery projects, exploratory drilling, and production of oil and natural gas in the United States.

Our business strategy is designed to create and maximize shareholder value by combining and leveraging the knowledge and expertise of our management team with that of our industry partners to grow our diversified portfolio of oil and natural gas producing projects and prospects.  Since our inception in 2005, we have established a balanced portfolio which includes producing properties, secondary enhanced oil recovery projects, and exploration prospects both onshore and offshore.  We believe our current portfolio has provided a solid base of production with multiple opportunities for organic growth in both production and reserves for years into the future.  We target low-to-medium risk projects that are expected to provide meaningful reserve, production and cash flow growth.  We have focused our acquisition and exploration pursuits on oil and natural gas properties principally located in North Dakota, Texas, offshore Gulf of Mexico, Louisiana, and New Mexico.

In July 2005, we acquired our initial interest in drilling prospects and commenced drilling activities in November 2005.  In the first quarter of 2007, we acquired oil and gas producing assets in the Williston Basin area of North Dakota.  As of June 30, 2008, we held interests in approximately 185 producing wells in Texas, Louisiana and North Dakota.  We also have exploratory drilling prospects located in Texas, North Dakota, Louisiana, New Mexico, Kentucky, and the Gulf of Mexico.  In December 2005, we commenced production operations from our first oil and gas prospects and received our first revenues from oil and gas production in February 2006.  During 2007, we produced more than 120,000 boe and exited the year with a daily production exit rate of approximately 400 boe per day.  During the first six months of 2008 we have produced more than 90,833 boe and our daily production exit rate was approximately 550 boe per day.

As of December 31, 2007, our estimated net total proved reserves had grown to approximately 2,716,602 boe (net of production) of which approximately 2,369,600 boe were crude oil reserves and 347,002 boe were natural gas reserves.  The increase in net total proved reserves is a result of our Williston Basin acquisition that closed on February 16, 2007, positive results from enhanced oil recovery operations in North Dakota, successful exploratory drilling success in the Williston Basin and in our Cinco Terry Field in Crockett County, Texas. Our estimated reserves exclude additional reserves attributable to our 5.3% limited partnership interest in Hall-Houston Exploration II, L.P.

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

Results of Operations

For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

The Company’s net production for the quarter ended June 30, 2008 included 30,670 barrels of oil, 75,637 mcf of natural gas, and 5,522 barrels of natural gas liquids for a barrel-equivalent total of 48,798 boe compared to 25,282 barrels of oil, 47,027 mcf of natural gas, and 250 barrels of natural gas liquids for a barrel-equivalent total of 33,370 boe for the quarter ended June 30, 2007.

For the quarter ended June 30, 2008, the average daily production was approximately 536 boe per day and the daily exit production rate was 546 boe per day compared to average daily production  of 367 boe per day and a daily exit production rate of 363 boe per day for the quarter ended June 30, 2007.

The Company realized prices for the quarter ended June 30, 2008 were $113.58 per barrel of oil, $7.91 per mcf of natural gas, and $51.95 per barrel of natural gas liquids compared to $57.86 per barrel of oil, $3.22 per mcf of natural gas, and $40.47 per barrel of natural gas liquids for the comparable prior year period.

Revenue for the quarter ended June 30, 2008 consisted $4,368,442 of oil and gas sales compared to oil and gas sales of $1,624,409 for the quarter ended June 30, 2007. The increase in revenue from oil and gas sales was due primarily to our successful secondary enhanced oil recovery operations in North Dakota and our drilling results in Crockett County, Texas as well as an increase in oil and gas prices.

Lease operating expenses for the quarter ended June 30, 2008 totaled $1,346,708 compared to lease operating expenses of $980,132 for the prior year comparable period. The increase in lease operating expenses was due primarily to increased operational costs in the Williston Basin properties and to the increase in the number of producing wells in our Cinco Terry Field in Crockett County, Texas.

Exploration costs for the quarter ended June 30, 2008 were $37,654 compared to $0 for the quarter ended June 30, 2007. Exploration costs represent our drilling costs associated with dry holes and the carrying costs of properties. The increase in exploration costs is the result of geological, geophysical, and seismic costs incurred in North Dakota and Crockett County, Texas.

We incurred no expenses related to the impairment of oil and gas properties in the quarters ended June 30, 2008 or 2007. Impairment expenses represent the write-down of previously capitalized expenses for productive wells. We take an impairment charge for a productive well when there is an indication that we may not receive production payments equal to the net capitalized costs. No wells needed to be written down in either quarter.

Our expenses for depreciation, depletion, and accretion for the quarter ended June 30, 2008 totaled $612,021 compared to $176,757 for the same period in the prior year. This was due to our increased production as a result of our acquisition of the Williston Basin properties and the Cinco Terry Field drilling program as well as increased depletion rates.

General and administrative expenses for the quarter ended June 30, 2008 totaled $894,329 compared to general and administrative expenses of $819,823 for the prior year period. General and administrative expenses for the quarters ended June 30, 2008 and June 30, 2007 included expenses of $296,682 and $348,311, respectively, for outstanding common stock shares and common stock options granted under our Stock Incentive Plan. Without giving effect to expenses for common shares and stock options, our general and administrative expenses for the quarters ended June 30, 2008 and June 30, 2007 were $597,647 and 471,512, respectively. The increase in general and administrative expenses (other than expenses for options and common shares) between reporting periods was due to the increase in the number of employees and their related expenses.

We incurred   income from operations of $1,477,730 for the quarter ended June 30, 2008 compared to a loss from operations of $352,303 during the same period in the prior year.   The increase in net income occurred due to increased revenue offset by higher lease operating expense, depletion and general and administrative costs.

During the quarter ended June 30, 2008, interest expense totaled $590,819, compared to $183,152 for the quarter ended June 30, 2007.  The increase in interest expense was principally due to decreased capitalization of interest.

Beginning in March 2007, we entered into commodity derivative financial instruments for purposes of hedging our exposure to market fluctuations of oil prices.  During the quarter ended June 30, 2008, we incurred a loss on derivative contracts of $2,778,056 compared to a loss of $1,277,737 for the comparable period in 2007. Our loss on derivative contracts include both $734,769 in losses on the actual settlement of certain derivative financial instruments during quarter ended June 30, 2008 and the unrealized loss of $2,043,287 based on the changes in the fair value of derivative instruments covering positions beyond June 30, 2008.

During the quarter ended June 30, 2008, we paid dividends on our Series A Preferred Stock in the amount of $277,993 compared to $162,435 during the comparable period in 2007.  The dividend payments are a non-cash expense since we elected to pay the dividends in the form of additional shares of our Series A Preferred Stock.

We incurred a net loss attributable to common shareholders of $1,882,826 ($.05 per share) during the quarter ended June 30, 2008, compared to a net loss of $1,945,326 ($.09 per share) for the same period in 2007.  The  decrease in net loss was primarily the result of an increase in our loss on derivative contracts, interest expense and dividends, offset by an increase in our net income from operations of $1,477,730.

For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

The Company’s net production for the six months ended June 30, 2008 included 60,857 barrels of oil, 122,523 mcf of natural gas, and 9,557 barrels of natural gas liquids for a barrel-equivalent total of 90,834 boe compared to 37,268 barrels of oil, 71,714 mcf of natural gas, and 653 barrels of natural gas liquids for a barrel-equivalent total of 49,874 boe for the six months ended June 30, 2007.

For the six months ended June 30, 2008, the average daily production was approximately 499 boe per day and the daily exit production rate was 546 boe per day compared to average daily production of 276 boe per day and a daily exit production rate of 367 boe per day for the six months ended June 30, 2007.

           The Company realized prices for the six months ended June 30, 2008 were $99.87 per barrel of oil, $7.09 per mcf of natural gas, and $50.31 per barrel of natural gas liquids compared to $56.04 per barrel of oil, $3.68 per mcf of natural gas, and $33.16 per barrel of natural gas liquids for the comparable prior year period.

Revenues for the six months ended June 30, 2008 totaled $7,526,443 compared to revenues of $2,474,437 for the six months ended June 30, 2007. Revenue for the six months ended June 30, 2008 consisted $7,426,443 of oil and gas sales compared to oil and gas sales of $2,374,437 for the six months ended June 30, 2007. The increase in revenue from oil and gas sales was due primarily to our successful secondary enhanced oil recovery operations in North Dakota and our drilling results in Crockett County, Texas as well as an increase in oil and gas prices.

Lease operating expenses for the six months ended June 30, 2008 totaled $2,569,106 compared to lease operating expenses of $1,462,271for the prior year comparable period. The increase in lease operating expenses was due primarily to increased operational costs in the Williston Basin properties and to the increase in the number of producing wells in our Cinco Terry Field in Crockett County, Texas.

Exploration costs for the six months ended June 30, 2008 were $610,164 compared to $173,589 for the six months ended June 30, 2007. Exploration costs represent our drilling costs associated with dry holes and the carrying costs of properties. The increase in exploration costs is the result of the purchase of seismic and the write off of an exploratory well in North Dakota.

We incurred no expenses related to the impairment of oil and gas properties in the six months ended June 30, 2008, compared to $15,712 during the prior year comparable period. Impairment expenses represent the write-down of previously capitalized expenses for productive wells. We take an impairment charge for a productive well when there is an indication that we may not receive production payments equal to the net capitalized costs. The decline in expenses for impairment of oil and gas properties is the result of no wells needing to be written down to net cost.

Our expenses for depreciation, depletion, and accretion for the six months ended June 30, 2008 totaled $1,137,193, compared to $310,383 for the same period in the prior year. This was due to our increased production as a result of our acquisition of the Williston Basin properties and the Cinco Terry Field drilling program as well as an increase in depletion rates.

General and administrative expenses for the six months ended June 30, 2008 totaled $2,187,772 compared to general and administrative expenses of $1,419,314 for the prior year period. General and administrative expenses for the six months ended June 30, 2008 and June 30, 2007 included expenses of $891,317 and $634,736, respectively, for outstanding common stock shares and common stock options granted under our Stock Incentive Plan. Without giving effect to expenses for common shares and stock options, our general and administrative expenses for the six months ended June 30, 2008 and June 30, 2007 were $1,296,455 and $784,578, respectively. The increase in general and administrative expenses (other than expenses for options and common shares) between reporting periods was due to increased number of employees, additional office space, professional fees, travel and other related expenses.

We incurred income from operations of $1,022,208 for the six months ended June 30, 2008 compared to a loss from operations of $906,832 during the same period in the prior year.   The increase in income is due to increased revenue offset by higher lease operating expense, depletion and general and administrative costs.

During the six months ended June 30, 2008, interest expense totaled $1,105,780, compared to $296,408 for the six months ended June 30, 2007.  The increase in interest expense was principally due to decreased capitalization of interest as well as the fact that our credit facility was in place six months during 2008 and only four and one-half months during 2007.

Beginning in March 2007, we entered into commodity derivative financial instruments for purposes of hedging our exposure to market fluctuations of oil prices.  During the six months ended June 30, 2008, we incurred a loss on derivative contracts of $3,463,650 compared to a loss of 726,701 for the comparable period in 2007. Our loss on derivative contracts include both $1,212,254 in losses on the actual settlement of certain derivative financial instruments during six months ended June 30, 2008 and the unrealized losses related to unsettled swap contracts of $2,147,820 and $103,576 of losses related to the floor. Unrealized losses are based on the changes in the fair value of derivative instruments covering positions beyond June 30, 2008.

During the six months ended June 30, 2008, we paid dividends on our Series A Preferred Stock in the amount of $458,801 compared to $162,435 during the comparable period in 2007.  The dividend payments are a non-cash expense since we elected to pay the dividends in the form of additional shares of our Series A Preferred Stock.

We incurred a net loss attributable to common stockholders of $3,517,031 ($.10 per share) during the six months ended June 30, 2008, compared to a net loss of $2,018,037 ($.09 per share) for the same period in 2007.  The increase in net loss was primarily the result of an increase in our loss on derivative contracts, interest expense and dividends, offset by an increase in our income from operations of $1,022,208.

During the six months ended June 30, 2008, cash flow provided by operations totaled $772,850 which represents an increase of $957,200 from the same period in 2007. This increase was primarily due to increased revenue offset by higher lease operating and general and administrative expense.

Plan of Operations

Our plan of operations for the next 12 months is to pursue further exploration and development of the oil and natural gas prospects that we currently own, along with obtaining the working capital required to fund such exploration and development and the acquisition of additional domestic oil and natural gas interests.  We intend to pursue prospects in partnership with other companies with exploration, development and production expertise.

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

We will seek additional working capital through bank lines of credit and project financing or through the sale of our securities.  As explained under “Financial Condition and Liquidity” below, under the terms of our guarantee of a $75 million credit facility entered into by our subsidiary, PRC Williston LLC, we are prohibited from incurring any additional debt from third parties.  Our ability to obtain additional working capital through third party bank lines of credit and project financing may be subject to the repayment of the $75 million credit facility.

However, as described further below, based on our present working capital, available borrowings under the credit facility and current rate of cash flow from operations, we believe we have available to us sufficient working capital to fund our operations and expected commitments for exploration and development through, at least, December 31, 2008.  In the event we receive calls for capital greater than, or generate cash flow from operations less than, we expect, we may require additional working capital to fund our operations and expected commitments for exploration and development prior to December 31, 2008.

We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, financial audit, environmental, and investor relations.  We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management.  Consequently, we do not expect any significant change in the number of our employees, during the next twelve months.

Financial Condition and Liquidity

We estimate our revised capital budget for fiscal 2008 to be approximately $21.9 million, including:

·
Up to $10.0 million of capital for secondary enhanced oil recovery operations and exploratory drilling in the Williston Basin.  As of June 30, 2008, we have funded approximately 2.7 million of this capital.

·
Up to $4.1 million to be called upon to fund our commitment to Hall-Houston Exploration II, L. P.   As of this date, we have funded approximately $5.9 million of our $8.0 million commitment and have assumed that $2.1 million of our remaining commitment will be called for during the next six months.

·
Up to $7.8 million to be deployed in connection with our interest in prospects operated by Approach Resources, Inc. including our highly successful Cinco Terry field.  As of June 30, 2008, we have funded approximately 3.6 million of this capital.

As of June 30, 2008, we had total assets of $69.0 million and working capital of $9.9 million.  In addition, we have available to us a $75.0 million credit facility, of which $15.6  million is outstanding as of June 30, 2008, for purposes of financing our commitments towards the drilling and development of our most significant prospect, the Williston Basin properties.  Based on our present working capital, available borrowings under the credit facility and current rate of cash flow from operations, we believe we have available to us sufficient working capital to fund our operations and expected commitments for exploration and development through, at least, December 31, 2008.  However, in the event we receive calls for capital greater than, or generate cash flow from operations less than, we expect, we may require additional working capital to fund our operations and expected commitments for exploration and development prior to December 31, 2008.

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

In addition, we are required to redeem our outstanding Series A Preferred Stock at a redemption price equal to the aggregate stated value of $3.00 per share plus any accrued and unpaid dividends, no later than October 2, 2008.  As of this date, there are 2,563,712 shares of Series A Preferred Stock outstanding.   Unless we are able to refinance the Series A Preferred Stock using our equity or a sale of some of our assets, we will need to raise additional capital in order to effect a cash redemption of the preferred shares.

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

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control. We made no changes to our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2008, in lieu of the payment of cash quarterly dividends to the holders of our Series A Preferred Stock, we issued to the holders an aggregate of 92,665 shares of our Series A Preferred Stock.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 5, 2008. All of the persons nominated to serve on our board of directors, namely Wayne P. Hall, Allen R. McGee, Donald L. Kirkendall, J. Raleigh Bailes, Sr., Brad Bynum, Gary L. Hall, Joe L. McClaugherty and Steven A. Pfeifer, were elected to our board of directors. In addition, our shareholders ratified the appointment of Malone & Bailey, PC as our independent registered public accounting firm for the fiscal year ending December 31, 2008, with shares voted on the ratification of our independent registered public accounting firm as follows:

Shares voted for	27,443,617
Shares against	3,313,800
Shares abstaining	125,057

ITEM 6.          EXHIBITS

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PETRO RESOURCES CORPORATION

Date: August 12, 2008	/s/ Wayne P. Hall
Wayne P. Hall,
Chief Executive Officer

Date: August 12, 2008	/s/ Harry Lee Stout
Harry Lee Stout,
Chief Financial Officer