Form 10-Q
period 2008-09-30
PETRO RESOURCES CORP
filed 2008-11-13
CIK 1335190

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

-OR-

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to _________________

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

As of September 30, 2008 there were 36,748,172 shares of the registrant’s common stock ($.01 par value) outstanding.

PETRO RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

i

PART I.  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS
PETRO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$5,015,859	$15,399,547
Accounts receivable and accrued revenue	1,613,339	924,607
Prepaids	139,497	25,519
Deferred financing costs, net of amortization of $0 and $1,513,586	-	2,378,492
Total current assets	6,768,695	18,728,165

Property and equipment:
Oil and natural gas properties, successful efforts accounting
Unproved	30,288,892	24,676,434
Proved properties, net	23,434,119	18,936,428
Furniture and fixtures, net	113,302	118,354
Total property and equipment	53,836,313	43,731,216

Other assets:
Investment in partnership	-	3,892,944
Deposit	10,257	10,257
Deferred financing costs, net of amortization of $23,735 and $0	1,288,864	-
Market value of derivative asset	822,953	-
Total other assets	2,122,074	3,903,201

Total Assets	$62,727,082	$66,362,582

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,057,987	$1,525,474
Accrued liabilities	102,954	244,419
Payable on sale of partnership	754,255	-
Short-term debt, net of discount of $0 and $2,956,206	-	11,344,136
Notes payable	58,384	-
Total current liabilities	3,973,580	13,114,029

Market value of derivatives	1,440,517	1,832,316
Asset retirement obligation	1,567,504	1,434,114
Revolving credit borrowings	1,500,000	-
Term loan	15,000,000	-
Total liabilities	23,481,601	16,380,459

Minority interest	2,353,079	3,025,375

Redeemable Preferred Stock
Series A Convertible Preferred stock, $3 stated value, issued 0 shares as of September 30, 2008 and 2,410,776 shares as of December 31, 2007; cummulative, dividend rate 15% per annum (2007 - 10%) with liquidation preferences	-	7,232,329

Shareholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 0 and 2,410,776 shares of Series A Preferred Stock (reported above) issued and outstanding as of September 30, 2008 and December 31, 2007	-	-

Common stock, $0.01 par value; 100,000,000 shares authorized, 36,748,172 and 36,599,372 shares issued and outstanding as of September 30, 2008 and December 31, 2007 respectively	367,482	365,994
Additional paid in capital	50,942,579	49,723,515
Accumulated deficit	(14,417,659)	(10,365,090)
Total shareholders' equity	36,892,402	39,724,419

Total Liabilities and Shareholders' Equity	$62,727,082	$66,362,582

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
Oil and gas sales	$4,782,933	$1,972,866	$12,209,376	$4,347,303
Gain on sale of assets	1,181,963	-	1,181,963	-
Other income	-	-	100,000	100,000
	5,964,896	1,972,866	13,491,339	4,447,303
Expenses
Lease operating expenses	1,492,163	890,140	4,061,269	2,352,411
Exploration	2,179,388	344,722	2,789,552	518,311
Impairment of oil & gas properties	-	-	-	15,712
Depreciation, depletion and accretion	718,513	178,483	1,855,706	488,866
General and administrative	817,811	612,321	3,005,583	2,031,635

Total expenses	5,207,875	2,025,666	11,712,110	5,406,935

Income (loss) from operations	757,021	(52,800)	1,779,229	(959,632)

Other income and (expense)
Interest income	40,641	17,504	179,643	91,843
Interest expense	(1,066,477)	(182,679)	(2,172,257)	(479,087)
Loss on debt extinguishment	(2,790,829)	-	(2,790,829)	-
Gain (loss) on derivative contracts	2,477,405	(365,731)	(986,245)	(1,092,432)

Loss before minority interest	(582,239)	(583,706)	(3,990,459)	(2,439,308)

Minority interest	322,306	-	672,296	-

Net loss	(259,933)	(583,706)	(3,318,163)	(2,439,308)

Dividend on Series A Convertible Preferred	(275,605)	(172,095)	(734,406)	(334,530)

Net loss attibutable to common stockholders	$(535,538)	$(755,801)	$(4,052,569)	$(2,773,838)

Earnings per common share
Basic and diluted	$(0.01)	$(0.04)	$(0.11)	$(0.13)

Weighted average number of common shares outstanding
Basic and diluted	36,738,145	21,273,172	36,703,179	21,253,995

The accompanying notes are an integral part of these financial statements

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)

	Common Stock				Total
	Number		Additional	Accumulated	Shareholders'
	of Shares	Total	Paid-in	Deficit	Equity

Balance, December 31, 2007	36,599,372	$365,994	$49,723,515	$(10,365,090)	$39,724,419

Preferred stock dividend				(734,406)	(734,406)
Restricted stock issued to employees and consultants	148,800	1,488	300,169		301,657
Stock options issued to employees			918,895		918,895
Net loss				(3,318,163)	(3,318,163)

Balance, September 30, 2008	36,748,172	$367,482	$50,942,579	$(14,417,659)	$36,892,402

The accompanying notes are an integral part of these financial statements

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities
Net loss	$(3,318,163)	$(2,439,308)
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(672,296)	-
Depletion, depreciation, and accretion	1,855,706	488,866
Amortization included in interest expense	1,562,989	320,432
Impairment	-	15,712
Dry hole costs	2,600,817	479,949
Issuance of common stock and stock options for services	1,220,552	876,286
Gain on sale of assets	(1,181,963)	-
Loss on extinguishment of debt	2,790,829	-
Unrealized loss on derivative contracts	(851,577)	900,215
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(688,732)	(628,366)
Prepaid expenses	(113,978)	(52,195)
Accounts payable	350,482	354,091
Accrued expenses	54,218	30,669
Net cash provided by operating activities	3,608,884	346,351

Cash flows from investing activities
Capital expenditures	(12,292,702)	(9,140,133)
Proceeds from sale of assets	7,828,962	-
Purchase of floor	(363,175)	-
Acquisition of Williston Basin	-	(14,397,855)
Investment in partnership	(1,999,800)	(1,599,840)
Net cash used in investing activities	(6,826,715)	(25,137,828)

Cash flows from financing activities
Financing costs	(1,312,599)	(2,982,154)
Payments for debt refinancing	(144,565)	-
Proceeds from sale of preferred stock	-	2,000,000
Cost to issue preferred stock	-	(14,705)
Redemption of prefered stock	(7,966,735)	-
Proceeds from revolving credit borrowings	1,500,000	-
Proceeds from term loan	15,000,000	-
Proceeds from loan	4,225,348	26,018,108
Principal payment on loan	(18,467,306)	(1,360,985)
Net cash provided by (used in) financing activities	(7,165,857)	23,660,264

Net decrease in cash and cash equivalents	(10,383,688)	(1,131,213)
Cash and cash equivalents, beginning of period	15,399,547	4,285,204

Cash and cash equivalents, end of period	$5,015,859	$3,153,991

Supplemental disclosure of cash flow information
Cash paid for interest	$1,177,075	$1,181,501
Cash paid for federal income taxes	-	-

Non-cash transactions
Common stock issued in acquisition of Williston Basin properties	$-	$10,723,274
Royalty interest issued in connection with debt	$-	$4,118,971
Preferred stock dividend paid in preferred shares	$-	$334,530
Cancellation of common stock in exchange for preferred stock	$-	$3,250,578
Capitalized interest in oil and gas properties	$1,149,181	$1,227,695
Property and equipment included in accounts payable	$986,347	$803,135

The accompanying notes are an integral part of these financial statements

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of Petro Resources Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Petro Resource’s annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements as reported in the 2007 annual report on Form 10-K have been omitted.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, we partially adopted the provisions of SFAS 157 effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We expect to adopt the remaining provisions of SFAS 157 beginning in 2009. We do not expect this adoption to have a material impact on our consolidated financial statements.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities–including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We have adopted this statement as of January 1, 2008. The adoption created no impact to our consolidated financial statements.

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

●	Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets

●
Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable

●	Level 3 — Significant inputs to the valuation model are unobservable

The following describes the valuation methodologies we use to measure financial instruments at fair value.

Derivative Instruments

At September 30, 2008, we had commodity derivative financial instruments in place that do not qualify for hedge accounting under SFAS 133. Therefore, the changes in fair value subsequent to the initial measurement are recorded in income. Although our derivative instruments are valued using public indexes, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, our derivative liabilities have been classified as Level 2.

The follow table provides a summary of the fair value of our derivative liabilities measured on a recurring basis under SFAS 157:

	Fair value measurements on a recurring basis September 30, 2008
	Level 1	Level 2	Level 3
Assets
Commodity derivatives	$-	$822,953	$-
Liabilities
Commodity derivatives	$-	$1,440,517	$-

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 —Derivative Financial Instruments

We entered into commodity derivative financial instruments intended to hedge our exposure to market fluctuations of oil prices. As of September 30, 2008, we had commodity swaps for the following oil volumes:

	Barrels per quarter	Barrels per day	Price per barrel
2008
Fourth quarter	20,600	224	$87.70

2009
First quarter	9,725	108	$71.76
Second quarter	8,325	91	$72.62
Third quarter	8,400	91	$72.55
Fourth quarter	8,400	91	$72.55

2010
First quarter	14,825	165	$93.50
Second quarter	15,000	165	$105.45
Third quarter	15,000	163	$105.45
Fourth quarter	15,000	163	$105.45

2011
First quarter	13,500	150	$105.45
Second quarter	13,500	148	$105.45
Third quarter	13,500	147	$105.45
Fourth quarter	13,500	147	$105.45

As of September 30, 2008, the fair value of the above commodity swaps amounted to a liability of $1,325,846.

On June 5, 2008, the Company purchased a floor at $110 per barrel for 100 bbls per day for the calendar year 2009 for a price of $363,175. As of  September 30, 2008 the fair value of the floor was $708,282.

During the nine months ended September 30, 2008, we incurred a loss of $986,245 related to derivative contracts. Included in this loss was $1,837,822 of realized losses related to settled contracts, $345,107 of gains related to the floor and $506,470 of unrealized gains related to unsettled swap contracts. Unrealized gain and losses are based on the changes in the fair value of derivative instruments covering positions beyond September 30, 2008.

Note 4 —Asset Retirement Obligations

We recorded the following activity related to the ARO liability for the nine months ended September 30, 2008:

Liability for asset retirement obligation as of December 31, 2007	$1,434,114
Liabilities settled and divested	(3,328)
Additions-Drilling	33,072
Accretion expense	103,646
Liability for asset retirement obligation as of September 30, 2008	$1,567,504

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

Minority Interest
Minority interest at December 31, 2007	$3,025,375
Loss to minority interest	(672,296)
Minority interest at September 30, 2008	$2,353,079

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 — Series A Preferred Stock

On September 26, 2008, the Company redeemed 2,563,712 shares of the Company's outstanding Series A Preferred Stock at an aggregate redemption price of $7,966,735. The shares were held by investment funds managed by Touradji Capital Management. Pursuant to the terms of the Preferred Stock Purchase Agreement, the Company was required to redeem all Series A Preferred Stock no later than October 2, 2008. After giving effect to the redemption, there are no shares of Series A Preferred Stock outstanding at September 30, 2008.

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

On March 1, 2008 we also granted 130,000 shares of restricted common stock to our new Chief Operating Officer. These common shares vest at 40,000 immediately and the remaining shares vest annually at 30,000 shares annually on March 1, 2009, 2010 and 2011. These shares were valued at $1.70 per share, based on the quoted market value on the date of grant, and $106,250 of expense was recognized as of September 30, 2008. The remaining $114,750 will be recognized over the remaining service term.

On January 9, 2008, we granted 100,000 shares of restricted common stock to our President. These common shares vest at 25,000 immediately and 25,000 each on January 10, 2009, 2010 and 2011. These shares were valued at $2.15 per share, based on the quoted market value on the date of grant, and $94,063 of expense was recognized as of September 30, 2008. The remaining $120,938 will be recognized over the remaining service term.

Petro Resources recognized stock compensation expense of $1,220,552 and $876,286 for the nine months ended September 30, 2008 and 2007 respectively.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

A summary of option activity for the nine months ended September 30, 2008 is presented below:

	Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2007	1,125,000	$3.68
Granted	310,000	1.90
Exercised, forfeited, or expired	-	-
Outstanding at September 30, 2008	1,435,000	3.30

Exercisable at December 31, 2007	550,000	3.74
Exercisable at September 30, 2008	902,500	$3.56

A summary of Petro Resources non-vested options as of September 30, 2008 is presented below.

Non-vested Options	Shares
Non-vested at December 31, 2007	575,000
Granted	310,000
Vested	(352,500)
Forfeited	-
Non-vested at September 30, 2008	532,500

Total unrecognized compensation cost related to non-vested options granted under the Plan was $850,355 and $1,566,192 as of September 30, 2008 and 2007 respectively. The cost at September 30, 2008 is expected to be recognized over a weighted-average period of 1.3 years. The aggregate intrinsic value for options was $0; and the weighted average remaining contract life was 2.93 years.

As allowed by SFAS 123(R), the Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options and stock settled stock appreciation rights.

The assumptions used in the fair value method calculation for the nine months ended September 30, 2008 and 2007 are disclosed in the following table:

	Nine Months Ended September 30,
	2008 (1)	2007

Weighted average value per option granted during the period (2)	$1.36	$1.89
Assumptions (3):
Stock price volatility	104-105%	108%
Risk free rate of return	1.87-2.69%	5.00%

Expected term	3.25 years	3.0 years

(1)	Our estimated future forfeiture rate is zero.
(2)	Calculated using the Black-Scholes fair value based method.
(3)	We do not pay dividends on our common stock.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

A summary of warrant activity for the nine months ended September 30, 2008 is presented below:

	Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2007	6,838,962	$2.15
Granted	-	-
Exercised, forfeited, or expired	-	-
Outstanding at September 30, 2008	6,838,962	$2.15

Exercisable at December 31, 2007	6,838,962	$2.15
Exercisable at September 30, 2008	6,838,962	$2.15

The aggregate intrinsic value for warrants was $0; and the weighted average remaining contract life was 2.16 years.

Note 8 – Note Payable

On September 9, 2008, the Company entered into (1) a $50 million Credit Agreement (the "Credit Agreement") with certain lenders named in the agreement and CIT Capital USA Inc., as administrative agent for the lenders and (2) a $15 million Second Lien Term Loan Agreement (the "Second Lien Term Loan Agreement") with certain lenders named in the agreement and CIT Capital USA Inc., as administrative agent for the lenders.

The Credit Agreement provides for a $50 million first lien revolving credit facility, with an initial borrowing base availability of $17 million.  The first lien facility may be used for loans and, subject to a $500,000 sublimit, letters of credit.  Borrowings under the Credit Agreement may be used to provide working capital for exploration and production purposes, to refinance existing debt, and for general corporate purposes.  The maturity date of the Credit Agreement is September 9, 2011.

Borrowings under the Credit Agreement bear interest, at the Company's option, at either a fluctuating base rate or a rate equal to LIBOR plus, in each case, a margin determined based on the Company's utilization of the borrowing base.  If an event of default occurs and is continuing, the lenders may increase the interest rate then in effect by an additional 2% per annum.  The Credit Agreement contains covenants that, among others things, restrict the ability of the Company to, with certain exceptions: (1) incur indebtedness; (2) grant liens; (3) acquire other companies or assets; (4) dispose of all or substantially all of its assets or enter into mergers, consolidations or similar transactions; (5) make restricted payments; (6) enter into transactions with affiliates; and (7) make capital expenditures.  The Credit Agreement also requires the Company to satisfy certain financial covenants, including maintaining (1) a ratio of EBITDAX to Interest Expense (as each term is defined in the Credit Agreement) of not less than 2.5:1.0; (2) a ratio of Net Debt (as such term is defined in the Credit Agreement) to EBITDAX of not more than (a) 4.5:1.0 for the fiscal quarters ending December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, and (b) 3.5:1.0 for each fiscal quarter ending thereafter; and (3) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0:1.0.  The Company is also required to enter into certain swap agreements pursuant to the terms of the Credit Agreement.

PRC Williston LLC, the Company's wholly owned subsidiary ("PRC Williston"), has guaranteed the performance of all of the Company's obligations under the Credit Agreement and related agreements pursuant to a Guaranty and Collateral Agreement dated as of September 9, 2008 (the "Guaranty and Collateral Agreement").  Subject to certain permitted liens, the Company's obligations have been secured by the grant of a first priority lien on no less than 80% of the value of the Company's and PRC Williston's existing and to-be-acquired oil and gas properties and the grant of a first priority security interest in related personal property of the Company and PRC Williston.  The Company has also granted a first priority security interest in its ownership interest in PRC Williston, subject only to certain permitted liens.

The Second Lien Term Loan Agreement provides for a $15 million second lien term loan facility.  All term loans available under the second lien term loan facility were advanced to the Company on September 9, 2008 and were used to refinance existing debt.  The maturity date of the Second Lien Term Loan Agreement is September 9, 2012.  Under certain circumstances, the Company is permitted to repay the term loans prior to the maturity date; however, any payments made on or prior to September 9, 2009 are subject to a prepayment penalty equal to 2% of the amount prepaid, and any payments made after September 9, 2009 but on or before September 9, 2010 are subject to a prepayment penalty equal to 1% of the amount prepaid.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Borrowings under the Second Lien Term Loan Agreement bear interest, at the Company's option, at either a fluctuating base rate plus 6.50% per annum or a rate equal to LIBOR plus 7.50% per annum.  If an event of default occurs and is continuing, the lenders may increase the interest rate then in effect by an additional 2% per annum.  The Second Lien Term Loan Agreement contains covenants that, among others things, restrict the ability of the Company to, with certain exceptions: (1) incur indebtedness; (2) grant liens; (3) acquire other companies or assets; (4) dispose of all or substantially all of its assets or enter into mergers, consolidations or similar transactions; (5) make restricted payments; (6) enter into transactions with affiliates; and (7) make capital expenditures.  The Second Lien Term Loan Agreement also requires the Company to satisfy certain financial covenants, including maintaining (1) a ratio of Total Reserve Value to Debt (as each term is defined in the Second Lien Term Loan Agreement) of not less than 1.75:1.0; and (2) a ratio of Net Debt to EBITDAX (as each term is defined in the Second Lien Term Loan Agreement) of not more than (a) 4.5:1.0 for the fiscal quarters ending December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, and (b) 4.0:1.0 for each fiscal quarter ending thereafter.

PRC Williston LLC has guaranteed the performance of all of the Company's obligations under the Second Lien Term Loan Agreement and related agreements pursuant to a Second Lien Guaranty and Collateral Agreement dated as of September 9, 2008 (the " Second Lien Guaranty and Collateral Agreement").  Subject to certain permitted liens (including, without limitation, the liens and security interests granted in connection with the Credit Agreement referenced above), the Company's obligations under the Second Lien Term Loan Agreement have been secured by the grant of a first priority lien on no less than 80% of the value of the Company's and PRC Williston's existing and to-be-acquired oil and gas properties and the grant of a first priority security interest in related personal property of the Company and PRC Williston.  The Company has also granted a first priority security interest in its ownership interest in PRC Williston, subject only to certain permitted liens (including, without limitation, the security interest granted in connection with the Credit Agreement).

The Company incurred approximately $1.3 million of deferred financing cost on the above notes and on September 9th , the Company borrowed $16.5 million by drawing down $15 million on its Second Lien Term Loan Agreement and $1.5 million on its Credit Agreement. The Company then paid off the Petrobridge note of $16.2 million and also incurred $2.8 million of debt extinguishment costs. The debt extinguishment costs consisted principally of the write off of the note discount and deferred financing costs related to the Petrobridge note.

Note 9 – Investment in partnership

On September 26, 2008, the Company sold its 5.33% limited partner interest in Hall-Houston Exploration II, L. P. pursuant to a Partnership Interest Purchase Agreement dated September 26, 2008, as amended on September 29, 2008. The interest was purchased by a non-affiliated partnership for a cash consideration of $8.0 million and the purchaser’s assumption of the first $1,353,000 of capital calls on the limited partnership interest sold subsequent to September 26, 2008.  The Company agreed to reimburse the purchaser for up to $754,255 of capital calls on the limited partnership interest sold in excess of the first $1,353,000 of capital calls subsequent to September 26, 2008. The Company’s net gain on the sale of the asset of  is subject to future upward adjustment to the extent that some or all of the $754,255 is not called.  As of and for the nine months ended September 30, 2008, the Company reported a net gain on the sale of the above interest amounting to $1,098,000 and recognized the liability for the capital calls.  The proceeds of the sale of the limited partnership were used to redeem the Company’s outstanding shares of Series A Preferred Stock.

Note 10 – Subsequent events

During October 2008, we purchased put options for natural gas at a price of $7.75 per mcf for 658 mcf per day of production during 2009. The cost of the natural gas put options were $200,400.

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

There are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, are included in our filings with the SEC, including the risk factors set forth in our annual report on Form 10-K for our 2007 fiscal year filed with the SEC on March 31, 2008 and our subsequently filed reports.

General

Petro Resources Corporation and subsidiaries (“we,” “our” or “the Company”) is an independent exploration and production company engaged in the acquisition of exploratory leases and producing properties, secondary enhanced oil recovery projects, exploratory drilling, and production of oil and natural gas in the United States.

Our business strategy is designed to create and maximize shareholder value by combining and leveraging the knowledge and expertise of our management team with that of our industry partners to grow our diversified portfolio of oil and natural gas producing projects and prospects.  Since our inception in 2005, we have established a balanced portfolio which includes producing properties, secondary enhanced oil recovery projects, and exploration prospects both onshore and offshore.  We believe our current portfolio has provided a solid base of production with multiple opportunities for organic growth in both production and reserves for years into the future.  We target low to medium risk projects that are expected to provide meaningful reserve, production and cash flow growth.  We have focused our acquisition and exploration pursuits on oil and natural gas properties principally located in North Dakota, Texas, Louisiana, and New Mexico.

In July 2005, we acquired our initial interest in drilling prospects and commenced drilling activities in November 2005.  In the first quarter of 2007, we acquired oil and gas producing assets in the Williston Basin area of North Dakota.  As of September 30, 2008, we held interests in approximately 200 producing wells in Texas, Louisiana and North Dakota.  We also have exploratory drilling prospects located in Texas, North Dakota, Louisiana, New Mexico, and Kentucky.  In December 2005, we commenced production operations from our first oil and gas prospects and received our first revenues from oil and gas production in February 2006.  During 2007, we produced more than 120,000 boe and exited the year with a daily production exit rate of approximately 400 boe per day.  During the first nine months of 2008 we have produced approximately 148,188 boe.

We recognize the value of entering into derivative and physical contracts for the sale of hydrocarbons to stabilize cash flow from production.  During the second and third quarters of 2008, we entered into three separate hedging agreements.  During June 2008, we purchased put options for crude oil at a price of $110 per bbl for 100 bbls per day of production during 2009.  The cost of the crude oil put options was $363,175.  During September 2008, we entered into swap agreements covering 207,400 barrels of crude oil at a price of $105 per bbl for varying amounts of production from October 2008 to December 2011.  We incurred no cost in entering these swap agreements.  During October 2008, we purchased put options for natural gas at a price of $7.75 per mcf for 658 mcf per day of production during 2009.  The cost of the natural gas put options was $200,400.

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

CIT Credit Facility

On September 9, 2008, we entered into a $50 million Credit Agreement (the "Credit Agreement") with certain lenders named in the agreement and CIT Capital USA Inc., as administrative agent for the lenders, and a $15 million Second Lien Term Loan Agreement (the "Second Lien Term Loan Agreement") with certain lenders named in the agreement and CIT Capital USA Inc., as administrative agent for the lenders.  All term loans available under the Second Lien Term Loan facility were advanced to us on September 9, 2008 and were used to retire our previously existing credit facility arranged by Petrobridge Investment Management, LLC.

The Credit Agreement provides for a $50 million first lien revolving credit facility, with an initial borrowing base availability of $17 million.  The first lien facility may be used for loans and, subject to a $500,000 sublimit, letters of credit.  Borrowings under the Credit Agreement may be used to provide working capital for exploration and production purposes, to refinance existing debt, and for general corporate purposes.  The maturity date of the Credit Agreement is September 9, 2011.

Borrowings under the Credit Agreement bear interest, at our option, at either a fluctuating base rate or a rate equal to LIBOR plus, in each case, a margin determined based on our utilization of the borrowing base.  The Credit Agreement also requires us to satisfy certain financial covenants, including maintaining (A) a ratio of EBITDAX to Interest Expense (as each term is defined in the Credit Agreement) of not less than 2.5:1.0; (B) a ratio of Net Debt (as such term is defined in the Credit Agreement) to EBITDAX of not more than (y) 4.5:1.0 for the fiscal quarters ending December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, and (z) 3.5:1.0 for each fiscal quarter ending thereafter; and (C) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0:1.0.  We are also required to enter into certain swap agreements pursuant to the terms of the Credit Agreement.

The Second Lien Term Loan Agreement provides for a $15 million second lien term loan facility.  As noted above, all term loans available under the second lien term loan facility were advanced to the us on September 9, 2008 and were used to retire our previously existing credit facility arranged by Petrobridge Investment Management, LLC.  The maturity date of the Second Lien Term Loan Agreement is September 9, 2012.  Under certain circumstances, we are permitted to repay the term loans prior to the maturity date; however, any payments made on or prior to September 9, 2009 are subject to a prepayment penalty equal to 2% of the amount prepaid, and any payments made after September 9, 2009 but on or before September 9, 2010 are subject to a prepayment penalty equal to 1% of the amount prepaid.

Borrowings under the Second Lien Term Loan Agreement bear interest, at our option, at either a fluctuating base rate plus 6.50% per annum or a rate equal to LIBOR plus 7.50% per annum.  The Second Lien Term Loan Agreement also requires us to satisfy certain financial covenants, including maintaining (1) a ratio of Total Reserve Value to Debt (as each term is defined in the Second Lien Term Loan Agreement) of not less than 1.75:1.0; and (2) a ratio of Net Debt to EBITDAX (as each term is defined in the Second Lien Term Loan Agreement) of not more than (a) 4.5:1.0 for the fiscal quarters ending December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, and (b) 4.0:1.0 for each fiscal quarter ending thereafter.

If an event of default occurs and is continuing under either the Credit Agreement or the Second Lien Term Loan Agreement, the lenders may increase the interest rate then in effect by an additional 2% per annum.  The Credit Agreement and the Second Lien Term Loan Agreement contain covenants that, among others things, restrict our ability to, with certain exceptions: (i) incur indebtedness; (ii) grant liens; (iii) acquire other companies or assets; (iv) dispose of all or substantially all of our assets or enter into mergers, consolidations or similar transactions; (v) make restricted payments; (vi) enter into transactions with affiliates; and (vii) make capital expenditures.

PRC Williston LLC, our wholly-owned subsidiary, has guaranteed the performance of all of our obligations under the Credit Agreement, the Second Lien Term Loan Agreement and related agreements pursuant to a Guaranty and Collateral Agreement and a Second Lien Guaranty and Collateral Agreement each dated as of September 9, 2008.  Subject to certain permitted liens, our obligations have been secured by the grant of a first priority lien on no less than 80% of the value of our and PRC Williston's existing and to-be-acquired oil and gas properties and the grant of a first priority security interest in related personal property of ours and PRC Williston.  We also granted a first priority security interest in our ownership interest in PRC Williston, subject only to certain permitted liens.

As of November 12, 2008, we have drawn $21.5 million, of which $15.0 million was drawn on the Second Lien Term Loan Agreement and $6.5 million was drawn on the Credit Agreement. We are permitted to use the remaining available funds under the Credit Agreement to finance our capital program and fund general corporate purposes.

Series A Preferred Stock Redemption

On September 26, 2008, we redeemed 2,563,712 shares of our outstanding Series A Preferred Stock at an aggregate redemption price of $7,946,735. The shares were held by investment funds managed by Touradji Capital Management. Pursuant to the terms of the Series A Preferred Stock, we were required to redeem all Series A Preferred Stock no later than October 2, 2008.  After giving effect to the redemption, there are no shares of Series A Preferred Stock outstanding.

Sale of Hall-Houston Exploration II, L.P. Partnership Interest

On September 26, 2008, we sold our 5.33% limited partner interest in Hall-Houston Exploration II, L. P. pursuant to a Partnership Interest Purchase Agreement dated September 26, 2008, as amended on September 29, 2008. The interest was purchased by a non-affiliated partnership for a cash consideration of $8.0 million and the purchaser’s assumption of the first $1,353,000 of capital calls on the limited partnership interest sold subsequent to September 26, 2008.  We have agreed to reimburse the purchaser for up to $754,255 of capital calls on the limited partnership interest sold in excess of the first $1,353,000 of capital calls subsequent to September 26, 2008.  We will realize a net gain on the sale of the asset of not less than approximately $1.10 million for the quarter ending September 30, 2008, subject to future upward adjustment to the extent that some or all of the $754,255 is not called.  The proceeds of the sale of the limited partnership were used to redeem the Company’s outstanding shares of Series A Preferred Stock.

Results of Operations

For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

Our net production for the quarter ended September 30, 2008 included 35,012 barrels of oil, 105,239  mcf of natural gas, and 4,801 barrels of natural gas liquids for a barrel-equivalent total of 57,353 boe compared to 27,760 barrels of oil, 35,720 mcf of natural gas, and 262 barrels of natural gas liquids for a barrel-equivalent total of 33,975 boe for the quarter ended September 30, 2007.

For the quarter ended September 30, 2008, the average daily production was approximately 623 boe per day compared to average daily production of 370 boe per day for the quarter ended September 30, 2007.

We realized average prices for oil and gas during the quarter ended September 30, 2008 of $106.33 per barrel of oil, $7.34 per mcf of natural gas, and $59.82 per barrel of natural gas liquids compared to $66.75 per barrel of oil, $3.08 per mcf of natural gas, and $37.62 per barrel of natural gas liquids during the prior year period.

Revenue for the quarter ended September 30, 2008 totaled $5,964,895, compared to revenue of $1,972,866 for the prior year period. Revenue for the quarter ended September 30, 2008 consisted of $4,782,933 of oil and gas sales compared to oil and gas sales of $1,972,866 for the quarter ended September 30, 2007.  The increase in revenue from oil and gas sales was due primarily to increased production as the result of our successful drilling efforts in Crockett County, Texas as well as the increase in oil and gas prices over the same period last year.  In addition, during the three months ended September 30, 2008, we realized $1,181,963 of revenue from the gain on the sale of our 5.33% limited partner interest in Hall-Houston Exploration II, L. P.

Lease operating expenses for the quarter ended September 30, 2008 totaled $1,492,163 compared to lease operating expenses of $890,140 for the prior year period. The increase in lease operating expenses was due primarily to increased operational costs in the Williston Basin properties and an increase in the number of producing wells in our Cinco Terry Field in Crockett County, Texas.

Exploration costs for the quarter ended September 30, 2008 were $2,179,388 compared to $344,722 for the quarter ended September 30, 2007.  Exploration costs represent our drilling costs associated with dry holes and the carrying costs of properties.  The increase in exploration costs is the result of four unsuccessful exploratory wells drilled in the Williston Basin during the third quarter of 2008.

We incurred no expenses related to the impairment of oil and gas properties in the quarters ended September 30, 2008 or 2007. Impairment expenses represent the write-down of previously capitalized expenses for productive wells. We take an impairment charge for a productive well when there is an indication that we may not receive production payments equal to the net capitalized costs. No wells needed to be written down in either quarter.

Our expenses for depreciation, depletion, and accretion (“DD&A”) for the quarter ended September 30, 2008 totaled $718,513 compared to $178,483 for the same period in the prior year.  DD&A expenses are a function of production and depletion rates.  The increase over the same period last year is the result of our increased production in the Williston Basin and the Cinco Terry Field as well as an increase in our depletion rates.

General and administrative expenses for the quarter ended September 30, 2008 totaled $817,811 compared to general and administrative expenses of $612,321 for the prior year period. General and administrative expenses for the quarters ended September 30, 2008 and September 30, 2007 included expenses of $329,235 and $241,550, respectively, for outstanding common stock shares and common stock options granted under our Stock Incentive Plan. Without giving effect to expenses for common shares and stock options, our general and administrative expenses for the quarters ended September 30, 2008 and September 30, 2007 were $488,576 and $370,771, respectively.  General and administrative expenses increased over the same period last year due primarily to an increase in the number of employees and the related expenses.

We incurred income from operations of $757,021 for the quarter ended September 30, 2008 compared to a loss from operations of $52,800 during the same period in the prior year.  The increase in net income occurred due to increased production revenues and the sale of our 5.33% limited partner interest in Hall-Houston Exploration II, L. P.

During the quarter ended September 30, 2008, interest expense totaled $1,066,477 compared to $182,769 for the quarter ended September 30, 2007.  This increase in interest expense was due primarily to a reduction in the interest capitalized due to the decreased development activity in North Dakota.

During this quarter, we recognized debt extinguishment losses amounting to $2,790,828 related to the payoff of our Petrobridge credit facility. The majority of this loss was related to the write off of the unamortized note discount and the write off of the deferred financing cost related to this credit facility.

Beginning in March 2007, we have entered into commodity derivative financial instruments for purposes of hedging our exposure to market fluctuations of oil and natural gas prices.  During the three months ended September 30, 2008, we incurred a gain on derivative contracts of $2,477,405 compared to a loss of $365,731 for the comparable period in 2007. The gain of $2,477,405 included $625,568 of realized losses related to settled contracts, $448,682 of unrealized gains related to “floors,” which are put options we purchased to sell oil at $110 per barrel, and $2,654,291 of unrealized gains related to unsettled swap contracts.  Unrealized gains and losses are based on the changes in the fair value of derivative instruments covering positions beyond September 30, 2008.

We incurred a net loss attributable to common shareholders of $535,538 ($0.01 per share) during the quarter ended September 30, 2008, compared to a net loss of $755,801 ($0.04 per share) for the same period in 2007.  The decrease in net loss was primarily the result of increased revenues and the sale of our 5.33% limited partner interest in Hall-Houston Exploration II, L. during the third quarter of 2008, offset by the write off of $2,790,829 of debt extinguishment losses associated with the early repayment of the Petrobridge credit facility.

For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Our net production for the nine months ended September 30, 2008 included 95,869 barrels of oil, 227,762 mcf of natural gas, and 14,358 barrels of natural gas liquids for a barrel-equivalent total of 148,188 boe compared to 65,027 barrels of oil, 107,434 mcf of natural gas, and 915 barrels of natural gas liquids for a barrel-equivalent total of 83,848 boe for the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, the average daily production was approximately 543 boe per day compared to average daily production of 307 boe per day for the nine months ended September 30, 2007.

We realized average prices for oil and gas during the nine months ended September 30, 2008 of $102.23 per barrel of oil, $7.21 per mcf of natural gas, and $53.49 per barrel of natural gas liquids compared to $60.61 per barrel of oil, $3.48 per mcf of natural gas, and $34.44 per barrel of natural gas liquids for the comparable prior year period.

Revenues for the nine months ended September 30, 2008 totaled $13,491,339 compared to revenues of $4,447,303 for the nine months ended September 30, 2007. Revenue for the nine months ended September 30, 2008 consisted of $12,209,376 of oil and gas sales compared to oil and gas sales of $4,347,303 for the nine months ended September 30, 2007.  The increase in revenue from oil and gas sales of $7,862,073 consisted of a $3,335,926 increase due to increased oil and gas production as a result of our successful drilling efforts in Crockett County, Texas and a $4,526,147 increase due to increased oil and gas prices over the same period last year.  In addition, during the nine months ended September 30, 2008, we realized $1,181,963 of revenue from the gain on the sale of our 5.33% limited partner interest in Hall-Houston Exploration II, L. P.

Lease operating expenses for the nine months ended September 30, 2008 totaled $4,061,269 compared to lease operating expenses of $2,352,411 for the prior year period.  The increase in lease operating expenses was due primarily to the increased  number of producing wells in our Cinco Terry Field in Crockett County, Texas and higher costs in the Williston Basin.

Exploration costs for the nine months ended September 30, 2008 were $2,789,552 compared to $518,311 for the nine months ended September 30, 2007. Exploration costs represent our drilling costs associated with dry holes and the carrying costs of properties.  The increase in exploration costs is the result of the write off of four exploratory wells in North Dakota.

We incurred no expenses related to the impairment of oil and gas properties in the nine months ended September 30, 2008, compared to $15,712 during the prior year comparable period. Impairment expenses represent the write-down of previously capitalized expenses for productive wells. We take an impairment charge for a productive well when there is an indication that we may not receive production payments equal to the net capitalized costs. The decline in expenses for impairment of oil and gas properties is the result of no wells needing to be written down to net cost.

Our expenses for depreciation, depletion, and accretion, or DD&A, for the nine months ended September 30, 2008 totaled $1,855,706, compared to $488,866 for the same period in the prior year. The increase in DD&A expenses was due to our increased production from the Cinco Terry Field and the Williston Basin  as well as an increase in the depletion rates.

General and administrative expenses for the nine months ended September 30, 2008 totaled $3,005,583 compared to general and administrative expenses of $2,031,635 for the prior year period. General and administrative expenses for the nine months ended September 30, 2008 and September 30, 2007 included expenses of $1,220,552 and $876,286, respectively, for outstanding common stock shares and common stock options granted under our Stock Incentive Plan.  Without giving effect to expenses for common shares and stock options, our general and administrative expenses for the nine months ended September 30, 2008 and September 30, 2007 were $1,785,031 and $1,155,349, respectively. The increase in general and administrative expenses (other than expenses for options and common shares) between reporting periods was due to increased number of employees, additional office space, professional fees, travel and other related expenses.

We incurred income from operations of $1,779,229 for the nine months ended September 30, 2008 compared to a loss from operations of $959,632 during the same period in the prior year.  The increase in income is due primarily to increased revenues and the sale of our 5.33% limited partner interest in Hall-Houston Exploration II, L. P.

During the nine months ended September 30, 2008, interest expense totaled $2,172,257, compared to $479,087 for the nine months ended September 30, 2007.  This increase in interest expense was due primarily to a reduction in the interest capitalized due to the decreased development activity in North Dakota.

During the nine months ended September 30, 2008, we recognized debt extinguishment losses in the amount of $2,790,828 related to the payoff of our Petrobridge credit facility.  The majority of this loss was related to the write-off of the unamortized note discount and the write-off of the deferred financing cost related to the credit facility.

Beginning in March 2007, we entered into commodity derivative financial instruments intended to hedge our exposure to market fluctuations of oil prices. During the nine months ended September 30, 2008, we incurred a loss of $986,245 compared to a loss of $1,092,432 for the comparable period in 2007. The loss of $986,245 included $1,837,822 of realized losses related to settled contracts, $345,107 of gains related “floors”, which are put options we purchased to sell oil at $110 per barrel, and $506,470 of unrealized gains related to unsettled swap contracts. Unrealized gains and losses are based on the changes in the fair value of derivative instruments covering positions beyond September 30, 2008.

We incurred a net loss attributable to common stockholders of $4,052,569 ($0.11 per share) during the nine months ended September 30, 2008, compared to a net loss of $2,773,838 ($0.13 per share) for the same period in 2007.  The increase in net loss was primarily the result of an increase in our cost to extinguish debt, interest expense and dividends, offset by an increase in our income from operations.

During the nine months ended September 30, 2008, cash flow provided by operations totaled $3,608,884 which represents an increase of $3,262,533 from the same period in 2007.  The increase in cash flow was primarily due to increased revenues driven by increased production and higher commodity prices realized over the same period last year.

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

The business of oil and natural gas acquisition, exploration and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties.  We may seek additional working capital through our bank lines of credit, project financing or through the sale of our securities. However, as described further below, based on our present working capital, available borrowings under the credit facility and current rate of cash flow from operations, we believe we have available to us sufficient working capital to fund our operations and expected commitments for exploration and development through, at least, December 31, 2009.

We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, financial audit, environmental, and investor relations.  We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management.

Financial Condition and Liquidity

We estimate our revised capital budget for the following 12 months to be approximately $17.3 million, including:

●	Up to $3.3 million of capital for secondary enhanced oil recovery operations in the Williston Basin.

●	Up to $7.4 million to be deployed in connection with our interest in prospects operated by Approach Resources, Inc. including our highly successful Cinco Terry field.

●	Up to $3.6 million for exploratory and developmental drilling in the Surprise Prospect located in Nacogdoches County, Texas.

●	Up to $2.0 million to be used for exploratory and developmental drilling in the East Chalkley Prospect located in Cameron Parish, Louisiana.

●	Up to $1.0 million for exploratory drilling in the Leblanc Prospect located in Allen Parish, Louisiana.

As of September 30, 2008, we had total assets of $63.0 million and working capital of $2.8 million.  In addition, we have available to us a new $65.0 million credit facility, of which $21.5 million is outstanding as of November 12, 2008.  Based on our present working capital, available borrowings under the credit facility and current rate of cash flow from operations, we believe we have available to us sufficient working capital to fund our operations and expected commitments for exploration and development through, at least, December 31, 2009.  However, in the event we receive calls for capital greater than we expect or generate cash flow from operations less than we expect, we may require additional working capital to fund our operations and expected commitments for exploration and development. We will seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing.  However, other than our new $65.0 million credit facility with CIT Capital USA Inc., we have no agreements or understandings with any third parties at this time for our receipt of additional working capital.  There can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.  If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price will be materially adversely affected.

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

Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively  large expenditure is required for recompletion.

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

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control. We made no changes to our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.                      EXHIBITS

Exhibit No.	Description	Method of Filing

10.1	Credit Agreement dated as of September 9, 2008 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto	Filed as an exhibit to Current Report on Form 8-K dated September 9, 2008

10.2	Second Lien Term Loan Agreement dated as of September 9, 2008 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto	Filed as an exhibit to Current Report on Form 8-K dated September 9, 2008

10.3	Guaranty and Collateral Agreement dated as of September 9, 2008 among Petro Resources Corporation, PRC Williston LLC, and CIT Capital USA Inc., as administrative agent	Filed as an exhibit to Current Report on Form 8-K dated September 9, 2008

10.4	Second Lien Guaranty and Collateral Agreement dated as of September 9, 2008 Petro Resources Corporation, PRC Williston LLC, CIT Capital USA Inc., as administrative agent	Filed as an exhibit to Current Report on Form 8-K dated September 9, 2008

10.5	Partnership Interest Purchase Agreement dated September 26, 2008, as amended on September 29, 2008, between Petro Resources Corporation and PRC HHEP II, LP	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PETRO RESOURCES CORPORATION

Date: November 13, 2008	/s/ Wayne P. Hall
Wayne P. Hall,
Chief Executive Officer

Date: November 13, 2008	/s/ Harry Lee Stout
Harry Lee Stout,
Chief Financial Officer