Form 10-K
period 2008-12-31
PETRO RESOURCES CORP
filed 2009-03-31
CIK 1335190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008 or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to_________

Commission file number: 001-32997

Petro Resources Corporation
(Name of registrant as specified in its charter)

DELAWARE	86-0879278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Post Oak Boulevard, Suite 910, Houston, Texas  77056
(Address of principal executive offices, including zip code)

Registrant’s telephone number including area code:  (832) 369-6986

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$0.01 par value Common Stock	NYSE Amex

Securities registered under Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $27,075,429.

As of March 31, 2009, 36,788,172 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders for 2009 to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III hereof.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2008
PETRO RESOURCES CORPORATION

CAUTIONARY NOTICE

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future.  Such forward-looking statements relate to, among other things, our proposed exploration and drilling operations on our various properties, the expected amount of capital required to finance our 2009 capital budget, the expected production and revenue from our various properties, and estimates regarding the reserve potential of our various properties.  These and other factors that may affect our results are discussed more fully in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, except as required by law, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business.  See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

PART I

Item 1.	BUSINESS

Industry terms used in this report are defined in the Glossary of Oil and Natural Gas Term located at the end of this Item 1.

Overview

Petro Resources Corporation is an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects within the United States. Our business strategy is designed to create maximum shareholder value by leveraging the knowledge, expertise and experience of our management team along with that of our operating partners.

We have been successful in creating and expanding a balanced portfolio consisting of producing properties and prospects that are geologically and geographically diverse, including producing properties, secondary enhanced oil recovery projects, and exploration prospects. This diversity provides projects with varied payout periods, helping us to remain competitive in volatile markets. We target low to medium risk projects that have the potential for multiple producing horizons, and offer repeatable success allowing for meaningful production and reserve growth. Our acquisition and exploration pursuits of oil and natural gas properties are principally located in Texas, Louisiana, North Dakota, New Mexico and Kentucky. We currently own interests in approximately 286,282 gross (50,611 net) leasehold acres, of which 261,147 gross (43,281 net) acres are classified as undeveloped acreage.

In July 2005, we acquired our initial interest in drilling prospects and commenced drilling activities in November 2005.  In December 2005, we commenced production operations from our first oil and gas prospects and received our first revenues from oil and gas production in February 2006.  In the first quarter of 2007, we acquired oil and gas producing assets in the Williston Basin area of North Dakota. In the third quarter of 2007, we increased our oil and gas producing assets with the addition of acreage in the Permian Basin located in West Texas. Subsequently, in 2008, we participated in new prospects located in southwest Louisiana as well as east Texas.   As of March 30, 2009, we held interests in approximately 238 producing wells in Texas, Louisiana and North Dakota.  Our current drilling inventory includes prospects located in Texas, Louisiana, New Mexico, North Dakota and Kentucky.

We recognize the value of hedging oil and gas production through both derivative and physical contracts to help stabilize cash flow. During the second and third quarters of 2008, we entered into three separate hedging agreements. In June 2008, we purchased put options for crude oil at a price of $110 per bbl for 100 bbls per day of production during 2009. The cost of these crude oil put options was $363,175. We also entered into swap agreements in September covering 207,400 barrels of crude oil at a price of $105 per bbl for the period of October 2008 to December 2011. We incurred no cost in entering these swap agreements. In addition to crude oil hedges, we also hedged natural gas production in October 2008, whereby we purchased natural gas put options at a strike price of $7.75 per mcf for 658 mcf per day (240,000 total mcf) of production during 2009. The cost of these natural gas put options was $200,400.

As of December 31, 2008, our total proved reserves were 3,118 mboe net of production, a gain of 401 mboe from year end 2007 of 2,716 mboe net of production. This gain in proved reserves was the result of gains of 932 mboe from prospect areas in Texas and Louisiana offset by a reduction in North Dakota proved reserves of 531 mboe. The decrease of reserves in North Dakota was precipitated by a lower year end price causing a decrease to the estimated life of the reserves. The total 2008 year end proved reserves is comprised of 2,409 mbbls of crude oil and NGLs and 709 mboe of natural gas.

Our executive offices are located at 777 Post Oak Blvd., Suite 910, Houston, Texas 77056, and our telephone number is (832) 369-6986.  Our web site is www.petroresourcescorp.com.  Additional information which may be obtained through our web site does not constitute part of this annual report on Form 10-K.  A copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Recent Developments

During fiscal year 2008 through the date of this report, we have engaged in the following transactions:

CIT Credit Facility

On September 9, 2008 and amended effective as of March 25, 2009, we entered into a $50 million Credit Agreement (the "Credit Agreement") with certain lenders named in the agreement and CIT Capital USA Inc., as administrative agent for the lenders, and a $15 million Second Lien Term Loan Agreement (the "Second Lien Term Loan Agreement") with certain lenders named in the agreement and CIT Capital USA Inc., as administrative agent for the lenders. All term loans available under the Second Lien Term Loan facility were advanced to us on September 9, 2008 and were used to retire our previously existing credit facility arranged by Petrobridge Investment Management, LLC.

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

The Second Lien Term Loan Agreement provides for a $15 million second lien term loan facility. As noted above, all term loans available under the second lien term loan facility were advanced to us on September 9, 2008 and were also used to retire our previously existing credit facility arranged by Petrobridge Investment Management, LLC. The maturity date of the Second Lien Term Loan Agreement is September 9, 2012. Under certain circumstances, we are permitted to repay the term loans prior to the maturity date; however, any payments made on or prior to September 9, 2009 are subject to a prepayment penalty equal to 2% of the amount prepaid, and any payments made after September 9, 2009 but on or before September 9, 2010 are subject to a prepayment penalty equal to 1% of the amount prepaid.

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

The Credit Agreement was amended effective as of March 25, 2009 because we were unable to comply with the interest and debt coverage covenants under the terms of the original Credit Agreement and Second Lien Term Loan Agreement for the fiscal quarter ended December 31, 2008. Pursuant to the amendments, the administrative agent and the lenders have agreed to waive these defaults. In connection with the semi-annual review of our borrowing base, lower commodity prices have resulted in our borrowing base for the Credit Agreement being reduced from $17M to $12M. The terms of the Credit Agreement and Second Lien Term Loan Agreement as amended are as follows.

Under the amended Credit Agreement, we must have (A) a ratio of EBITDAX to Interest Expense (as each term is defined in the Credit Agreement) of not less than 2.0:1.0 for the first and second fiscal quarters of 2009, 2.25:1.0 for the third and fourth fiscal quarters of 2009, and 2.5:1.0 for each fiscal quarter thereafter; (B) a ratio of Net Debt (as such term is defined in the Credit Agreement) to EBITDAX of not more than 6.5:1.0 for the fiscal quarters of 2009, 6.0:1.0 for the fiscal quarters of 2010, and 5.0:1 for each fiscal quarter thereafter; and (C) a ratio of First Lien debt to EBITDAX of not more than 2.75:1.0 for each fiscal quarter. Borrowings under the Credit Agreement bear interest, at our option, at either a fluctuating base rate or a rate equal to LIBOR (with a LIBOR floor of 2.50%) plus, in each case, a margin determined based on our utilization of the borrowing base. The amendment includes an increase in the margin of 50 basis points.

Under the amended Second Lien Term Loan Agreement, we must have a ratio of Net Debt to EBITDAX (as each term is defined in the Second Lien Term Loan Agreement) of not more than 6.5:1.0 for the fiscal quarters of 2009 and 2010 and 5.5:1 for the fiscal quarters of 2011 each fiscal quarter ending thereafter. Borrowings under the Second Lien Term Loan Agreement bear interest, at our option, at either a fluctuating base rate plus 6.50% per annum or a rate equal to LIBOR (with a LIBOR floor of 2.50%) plus 7.50% per annum.

As of March 30, 2009, we have drawn $21.5 million, of which $15.0 million was drawn on the Second Lien Term Loan Agreement and $6.5 million was drawn on the Credit Agreement. We are permitted to use the remaining available funds under the Credit Agreement to finance our capital program and fund general corporate purposes.

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

Sale of Hall-Houston Exploration II, L.P. Partnership Interest

On September 26, 2008, we sold our 5.33% limited partner interest in Hall-Houston Exploration II, L. P. pursuant to a Partnership Interest Purchase Agreement dated September 26, 2008, as amended on September 29, 2008. The interest was purchased by a non-affiliated partnership for a cash consideration of $8.0 million and the purchaser’s assumption of the first $1,353,000 of capital calls on the limited partnership interest sold subsequent to September 26, 2008. We have agreed to reimburse the purchaser for up to $754,255 of capital calls on the limited partnership interest sold in excess of the first $1,353,000 of capital calls subsequent to September 26, 2008. We realized a net gain on the sale of the asset of $1.20 million for the quarter ending September 30, 2008, subject to future upward adjustment to the extent that some or all of the $754,255 is not called. The proceeds of the sale of the limited partnership were used to redeem our outstanding shares of Series A Preferred Stock.

Our Oil and Gas Operations

We invest primarily in domestic oil and natural gas interests, including producing properties, prospects, leases, wells, mineral rights, working interests, royalty interests, overriding royalty interests, net profits interests, production payments, farm-ins, drill to earn arrangements, partnerships, easements, rights of way, licenses and permits, in Texas, North Dakota, New Mexico, Louisiana and Kentucky.

Our Strategy

It is our belief that the exploration and production industry’s most significant value creation occurs through the drilling of successful exploratory wells and the enhancement of oil recovery in mature fields.  Our goal is to create significant value while maintaining a low cost structure.  To this end, our business strategy includes the following elements:

•    Participation in exploration prospects with proven operators. We pursue prospects in partnership with other companies that have exploration, development and production expertise. We participate as a non-operator and evaluate each prospect based on its geological and geophysical merits and, in large part, on the operator’s track record and resources.

•    Exploration and production as an operator. In the future, we intend to gain both economic and operational advantages by assuming the role of operator in certain prospects and projects to be located primarily in Texas and Louisiana.

•    Negotiated acquisitions of properties. We acquire producing properties based on our view of the pricing cycles of oil and natural gas and available exploration and development opportunities of proved, probable and possible reserves.

•    Leasing of prospective acreage. In the course of our business, we identify drilling opportunities on properties that have not yet been leased.  At times, we take the initiative to lease prospective acreage and sell all or any portion of the leased acreage to other companies that want to participate in the drilling and development of the prospect acreage.

•    Controlling Costs.   We maximize our returns on capital by minimizing our expenditures on general and administrative expenses.  We also minimize initial capital expenditures on geological and geophysical overhead, seismic data, hardware and software by partnering with cost efficient operators that have already invested capital in such.  We also outsource some of our geological, geophysical, reservoir engineering and land functions in order to help reduce capital requirements.

We use commodity price hedging instruments to reduce our exposure to oil and natural gas price fluctuations and to help ensure that we have adequate cash flow to fund our debt service costs and capital programs. From time to time, we enter into futures contracts, collars and basis swap agreements, as well as fixed price physical delivery contracts; however, it is our preference to utilize hedging strategies that provide downside commodity price protection without unduly limiting our revenue potential in an environment of rising commodity prices.  We use hedging primarily to manage price risks and returns on certain acquisitions and drilling programs.  Our policy is to consider hedging an appropriate portion of our production at commodity prices we deem attractive.  In the future we may also be required by our lenders to hedge a portion of production as part of any financing.

It is our long-term goal to achieve a well diversified and balanced portfolio of oil and natural gas producing properties located in North America. In addition to geographic diversification, we also plan to target a balanced reserve mix between oil and natural gas, as well as conventional and unconventional resource plays.

At the present time, we have eight employees, including our five executive officers.   We have developed an operating strategy that is based on our participation in oil and gas properties and drilling prospects as a non-operator.  We employ the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We also pursue alliances with third parties in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. For those properties that we do not operate, we rely on unaffiliated third party operators to drill, produce and market our oil and natural gas. We believe that by limiting our management and employee costs, we are able to better control total costs and retain flexibility in terms of project management.

Principal Oil and Gas Interests

Permian Basin, Cinco Terry Project. We have a 10% working interest in an exploratory prospect area in Crockett County, Texas with oil and natural gas potential from multiple horizons. The prospect is operated by Approach Resources, Inc. The prospect area consists of approximately 38,000 gross acres. As of the date of this report, 72 of 80 wells have been successfully drilled, completed and turned to sales or are awaiting connection.  We intend to drill up to 18 additional wells in this prospect area during 2009.  Gross production from the wells at year end 2008 was approximately 18,000 mcf per day and 1300 barrels of oil per day, of which we had a 7.3% net revenue interest.  We have budgeted $3.1 million for drilling and workover operations in 2009 for this project.

Williston Basin Properties. On February 16, 2007, we acquired an approximately 43% average working interest in 15 fields located in the Williston Basin in North Dakota. Pursuant to a Purchase and Sale Agreement dated December 11, 2006 between Eagle Operating Inc, of Kenmare, North Dakota, and our wholly-owned subsidiary, PRC Williston LLC, a Delaware limited liability company, PRC Williston acquired 50% of Eagle’s working interest in approximately 15,000 acres and 158 wells.  For the year ending December 31, 2008, the fields averaged a  producing at a rate of approximately 351 barrels of oil equivalent per day net to PRC Williston’s interest. Eagle is the operator of the Williston Basin properties.  The properties are secondary water flood re-pressurization candidates. Commencing in November of 2002, Eagle has undertaken re-pressurization in the properties and subsequent conventional and horizontal drilling operations to increase production rates.

Secondary recovery efforts are under way in seven of the 15 producing fields.  All fields in which re-pressurization has begun are responding to this secondary recovery effort.

Due to current market conditions and the low prices received for production in the Williston Basin, we do not foresee substantial activity with respect to expanding secondary recovery efforts until such time as is economically feasible.

Surprise Prospect. Surprise is an exploratory prospect area in Nacogdoches County, Texas with natural gas potential from multiple horizons including James Lime, Pettit, Travis Peak, Expanded Bossier, Cotton Valley, and Haynesville Shale. The prospect is operated by Goodrich Petroleum Corporation. The prospect area consists of approximately 3,000 gross (300 net) acres. We have a 10% working interest in the prospect and a net revenue interest of 7.4%. As of the date of this report, four wells have been successfully drilled, completed and turned to sales.  A fifth well is currently being drilled. We have the right to acquire a 10% interest in an additional 3,000 gross (300 net) acres through future development for $1,000 per acre, bringing the total potential acreage to approximately 6,000 gross (600 net) acres.

East Chalkley Prospect. Located in Cameron Parish, Louisiana, this developmental project is an exploitation of bypassed oil reserves remaining in a natural gas field. We own a 34% working interest and a 23.5% net revenue interest in this project operated by Centurion Exploration Company. The unit consists of approximately 714 gross acres. During 2008, we drilled one successful well which found pay offsetting, and updip to, Centurion’s #1 Bruiere well. This well is currently producing approximately 120 barrels of oil per day. In 2009, we anticipate drilling a salt water disposal well and one additional well. We expect these operations to cost us approximately $900,000 in 2009.

Leblanc Prospect. The Leblanc Prospect is located in Allen Parish, Louisiana consisting of 240 gross acres and is prospective for oil. We currently own a 50% working interest and anticipate drilling this prospect as operator. The prospect is supported by 3D seismic and substantial subsurface control as well as nearby production. We anticipate drilling operations to commence during 2009 with the associated cost of $500,000.

Chama Basin, El Vado East Prospect. The El Vado East prospect is a Mancos Shale exploratory oil prospect encompassing a total of 90,000 gross acres located in Rio Arriba County, New Mexico.  We own a 10% working interest and an 8.1% net revenue interest in the property.  This prospect has oil and gas potential in three formations. The drilling operations in this prospect have been delayed indefinitely as a result of new and pending regulatory changes at the county and possibly state levels. We anticipate that drilling operations will commence once these regulatory changes have been fully defined and implemented. We do not expect any drilling activities in this prospect area during 2009.

Illinois Basin, Boomerang Prospect. This prospect consists of approximately 74,000 gross acres located in the southwestern Kentucky region of the Illinois basin, and is prospective for natural gas from a horizon of shallow shale that is present at depths between 1,500 and 3,500 feet. Our working interest is 6.8% and the prospect is operated by Approach Resources Incorporated. During 2007, three pilot wells were drilled for initial testing purposes; however, none of the wells were completed or turned to sales.

Unita Basin, South San Arroyo Prospect. We maintain an 85% working interest in a 20,300 gross acre shallow natural gas and oil exploratory prospect located in eastern Utah, just to the west of Grand Junction, Colorado. We do not anticipate any future activity in this prospect and the related costs were written off during 2008.

Palo Duro Basin. In December 2005 and January 2006, we acquired leases covering approximately 33,000 gross and 23,800 net mineral acres in the Palo Duro Basin located in Floyd and Motley Counties, Texas. Four leases were acquired for acquisition costs and expenses of approximately $2,550,000. Two of the leases covering approximately 9,300 net acres have primary terms of five years, one lease covering approximately 13,750 net acres has a primary term of four years and one lease covering approximately 750 net acres has a primary term of three years. In January 2006, we sold 75% of our interest to Meridian Resource Corporation (“Meridian”) for approximately $4.0 million and agreed that Meridian would become the operator. As of the date of this report, Meridian has elected not to drill this prospect because of the lack of compelling discoveries by other operators in the general area, resulting in our election not to carry this as prospective acreage for us.

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

From time to time, we enter into hedging arrangements to reduce our exposure to decreases in the prices of oil and natural gas. Hedging arrangements may expose us to risk of significant financial loss in some circumstances including circumstances where:

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

As of December 31, 2008, we had the following hedges in place:

	Oil - BBLS			Nat. Gas - MCF

	Barrels Per Quarter	Barrels Per Day	Price	Mcf Per Quarter	Mcf Per Day	Price

1Q 09	18,725	207	$90.14	60,000	664	$7.75
2Q 09	17,425	193	$92.14	60,000	664	$7.75
3Q 09	17,600	195	$92.13	60,000	664	$7.75
4Q 09	17,600	195	$92.13	60,000	664	$7.75

1Q 09	14,825	164	$93.16
2Q 09	15,000	166	$105.45
3Q 09	15,000	166	$105.45
4Q 09	15,000	166	$105.45

1Q 09	13,500	149	$105.45
2Q 09	13,500	149	$105.45
3Q 09	13,500	149	$105.45
4Q 09	13,500	149	$105.45

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

Employees

We have eight employees, including our five executive officers. For the foreseeable future, we intend to continue the use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services.

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

Condensate. Hydrocarbons which are in the gaseous state under reservoir conditions and which become liquid when temperature or pressure is reduced. A mixture of pentanes and higher hydrocarbons.

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

ngl. Natural gas liquids, or liquid hydrocarbons found in association with natural gas.

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

Proved oil and gas reserves. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

(i)
Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

(ii)
Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

(iii)
Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilscnite , and other such sources.

Proved developed oil and gas reserves. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

Proved undeveloped reserves. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves he attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

Probable Reserves. Probable reserves are those additional reserves which analysis of geoscience and engineering data indicate are less likely to be recovered than proved reserves but more certain to be recovered than possible reserves. It is equally likely that actual remaining quantities recovered will be greater than or less than the sum of the estimated proved plus probable reserves (2P). In this context, when probabilistic methods are used, there should be at least a 50-percent probability that the actual quantities recovered will equal or exceed the 2P estimate.

Possible Reserves. Possible reserves are those additional reserves which analysis of geoscience and engineering data suggest are less likely to be recoverable than probable reserves. The total quantities ultimately recovered from the project have a low probability to exceed the sum of proved plus probable plus possible reserves (3P), which is equivalent to the high estimate scenario. In this context, when probabilistic methods are used, there should be at least a 10-percent probability that the actual quantities recovered will equal or exceed the 3P estimate.

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

As of December 31, 2008, we had working capital of $3.7 million, including $6.1 million of cash and cash equivalents. In addition, we have $27.0 million of availability under our credit facilities, of which $21.5 million is outstanding as of March 30, 2009.  As of December 31, 2008, based on our working capital, available borrowings under the credit facility and rate of cash flow from operations, we believe we have available to us sufficient working capital to fund our operations and expected commitments for exploration and development through, at least, December 31, 2009.  However, in the event we receive calls for capital greater than, or generate cash flow from operations less than, we expect, we may require additional working capital to fund our operations and expected commitments for exploration and development prior to December 31, 2009.

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

We have a history of losses and cannot assure you that we will be profitable in the foreseeable future.  Since we entered the oil and gas business in April 2005, through December 31, 2008, we have incurred a net loss from operations of $17,752,772.  If we fail to generate profits from our operations, we will not be able to sustain our business. We may never report profitable operations or generate sufficient revenue to maintain our company as a going concern.

We do not act as an operator on many of our prospects, which means we are dependent on third parties for the exploration, development and production of our leasehold interests. An oil and gas operator is the party that takes primary responsibility for management of the day-to-day exploration, development and production activity relating to an oil and gas prospect. Part of our business plan is to acquire working interests in oil and gas properties with an industry partner functioning as the operator. To date, we have entered into agreements with various oil and gas operators on a project-by-project basis and we have no long term agreements with any operators that ensure us of their services as we may need them. Our reliance on third party operators for the exploration, development and production of many of our property interests subjects us to a number of risks, including our inability to control the amount and timing of costs and expenses of exploration, development and production and the risk that we may not be able to properly control the timing and quality of work conducted with respect to our projects.

We have limited management and staff and will be dependent upon partnering arrangements. As of March 2009, we have eight employees, including our five executive officers. We have developed an operating strategy that involves our participation in many producing properties and exploration prospects as a non-operator. We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Our dependence on third party consultants and service providers creates a number of risks, including but not limited to:

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

The loss of any of our executive officers could adversely affect us. We currently only have eight employees, including our five executive officers. We are dependent on the extensive experience of our executive officers to implement our acquisition and growth strategy. The loss of the services of any of our executive officers could have a negative impact on our operations and our ability to implement our strategy.

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

We cannot assure you that any hedging transactions we may enter into will adequately protect us from declines in the prices of oil and natural gas. On the other hand, where we choose not to engage in hedging transactions in the future, we may be more adversely affected by changes in oil and natural gas prices than our competitors who engage in hedging transactions. In addition, the counterparties under our derivatives contracts may fail to fulfill their contractual obligations to us.

Any failure to meet our debt obligations would adversely affect our business and financial condition.

On September 9, 2008, we entered into $65 million of credit facilities with certain lenders named in the agreement and CIT Capital USA Inc., as administrative agent for the lenders.

As of March 30, 2009, we have $27.0 million of availability under our credit facilities, of which $21.5 million is drawn.

The credit facilities require us to satisfy certain financial covenants, including maintaining a minimum ratio of EBITDAX to interest expense, a minimum ratio of net debt to EBITDAX, a minimum ratio of consolidated current assets to consolidated current liabilities and a minimum ratio of total reserve value to debt.  We are also required to enter into certain swap agreements pursuant to the terms of the credit facilities.

PRC Williston LLC, our wholly-owned subsidiary, has guaranteed the performance of all of our obligations under the CIT Capital USA credit facilities and we have collateralized our obligations under the facilities through our grant of a first priority security interest in our ownership interest in PRC Williston, subject only to certain permitted liens.

Our ability to meet debt obligations under the credit facilities will depend on the future performance of our properties, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. Our failure to service this debt could result in a default under the credit facilities, which could result in the loss of our ownership interest in PRC Williston and otherwise materially adversely affect our business, financial condition and results of operations.

Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent on prevailing prices of oil and natural gas.  If oil and natural gas prices continue to decrease or stay at depressed levels, we may be required to take additional write-downs of the carrying values of our oil and natural gas properties, potentially triggering earlier-than-anticipated repayments of any outstanding debt obligations and negatively impacting the trading value of our securities.  There is a risk that we will be required to write down the carrying value of our oil and gas properties, which would reduce our earnings and stockholders’ equity.  We account for our oil and natural gas exploration and development activities using the successful efforts method of accounting. Under this method, costs of productive exploratory wells, developmental dry holes and productive wells and undeveloped leases are capitalized.  Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and gas leases are charged to expense as incurred.  Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities.  The capitalized costs of our oil and gas  properties may not exceed the estimated future net cash flows from our properties.  If capitalized costs exceed future cash flows, we write down the costs of the properties to our estimate of fair market value. Any such charge will not affect our cash flow from operating activities, but will reduce our earnings and stockholders’ equity.

Additional write downs could occur if oil and gas prices continue to decline or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our drilling results.  Because our properties currently serve, and will likely continue to serve, as collateral for advances under our existing and future credit facilities, a write-down in the carrying values of our properties could require us to repay debt earlier than we would otherwise be required.  It is likely that the cumulative effect of a write-down could also negatively impact the value of our securities, including our common stock.

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

The unavailability or high cost of drilling rigs, equipment supplies or personnel could adversely affect our ability to execute our exploration and development plans.  The oil and gas industry is cyclical and, from time to time, there are shortages of drilling rigs, equipment, supplies or qualified personnel.  During these periods, the costs of rigs, equipment and supplies may increase substantially and their availability may be limited.  In addition, the demand for, and wage rates of, qualified personnel, including drilling rig crews, may rise as the number of rigs in service increases.  The higher prices of oil and gas during the last several years have resulted in shortages of drilling rigs, equipment and personnel, which have resulted in increased costs and shortages of equipment in program areas we operate.  If drilling rigs, equipment, supplies or qualified personnel are unavailable to us due to excessive costs or demand or otherwise, our ability to execute our exploration and development plans could be materially and adversely affected and, as a result, our financial condition and results of operations could be materially and adversely affected.

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

Our credit facility also requires us to achieve and maintain certain financial ratio tests.  There can be no assurance that we will be able to achieve and maintain compliance with these prescribed financial ratio tests or other requirements under our credit facility.  Failure to achieve or maintain compliance with the financial ratio tests or other requirements under our credit facility would result in a default and could lead to the acceleration of our obligations under our credit facility.

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

It is our long-term goal to achieve a well diversified and balanced portfolio of oil and natural gas producing properties located onshore North America.  In addition to geographic diversification, we also plan to target a balanced reserve mix between oil and natural gas, as well as conventional and unconventional resource plays.

Risks Relating to the Oil and Gas Industry

Oil and natural gas and oil prices are highly volatile and have declined significantly since mid 2008, and lower prices will negatively affect our financial condition, planned capital expenditures and results of operations.   Since mid 2008, publicly quoted spot oil and natural gas prices have declined significantly from record levels in July 2008 of approximately $145.31 per Bbl (West Texas Intermediate) and $11.87 per Mcfe (WAHA) to approximately $52.38 per Bbl and $3.06 per Mcfe as of March 27, 2009. In the past, some oil and gas companies have curtailed production to mitigate the impact of low natural gas and oil prices. We may determine to shut in a portion of our production as a result of the decrease in prices. The decrease in oil and natural gas prices has had a significant impact on our financial condition, planned capital expenditures and results of operations. Further declines in oil and natural gas prices or a prolonged period of low oil and natural gas prices may materially adversely affect our financial condition, liquidity (including our borrowing capacity under our credit facilities), ability to finance planned capital expenditures and results of operations. Oil and natural gas are commodities and are subject to wide price fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production and the levels of our production depend on numerous factors beyond our control. These factors include the following:

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

Risks Relating to our Common Stock

The market for our stock is limited and may not provide investors with either liquidity or a market based valuation of our common stock. Our common stock is traded on the NYSE Amex stock exchange market under the symbol “PRC”. As of March 27, 2009, the last reported sale price of our common stock on the NYSE-Amex was $0.25 per share. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Also, the present volume of trading in our common stock may not provide investors sufficient liquidity in the event they wish to sell their common shares. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general, and early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to develop a market for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

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

Our common stock may be delisted from the NYSE Amex and if this occurs you may have difficulty converting your investment into cash efficiently.  The NYSE Amex (formerly known as the American Stock Exchange) has established certain standards for the delisting of a security from the NYSE Amex.  The standards for delisting from the stock market include, among other things, common stock selling for a substantial period of time at a low price per share, if the issuer fails to effect a reverse split of such shares within a reasonable time after being notified that the stock exchange deems such action to be appropriate.  Our common stock has continuously traded below $1.00 since October 2008. While we have not received any communication to date from the NYSE Amex concerning the selling price of our common shares, there can be no assurance that the NYSE Amex will take action to delist our common stock from the exchange due to the low selling price of the shares.  If that were to occur, we would consider effecting a reverse split of our common stock in order to raise our share price to a level satisfactory  to the NYSE Amex.  However, reverse splits of thinly traded shares have, at times, resulted in declining share price after a proportional adjustment in shares price to give effect to the split.  If our common stock were to be excluded from NYSE Amex, or if we elected to conduct a reverse split in order to maintain the listing, the price of our common stock and the ability of holders to sell such stock could be materially adversely affected.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Company Location and Facilities

Our executive offices are located at 777 Post Oak Boulevard, Suite 910 in Houston, Texas. We entered into a five year lease beginning May 1, 2007 covering approximately 2,900 square feet and the current monthly base rental is $4,827 with the base rental escalating to a monthly base rate of $5,430 in 2011. We added additional office space of 3,166 square feet beginning in March 2009. The monthly base rental will be $5,804 and escalating to a monthly base rate of $6,200 in 2011.

Reserves

Our natural gas and crude oil reserves have been estimated as of December 31, 2008 by Cawley, Gillespie & Associates, Inc. (“CGA”), DeGolyer & MacNaughton (“DM”), W.D. Von Gonten & Co. (“VG”), and Netherland, Sewell and Associates, Inc. (“NSAI”) Natural gas and crude oil reserves and the estimates of the present value of future net revenues therefrom, were determined based on then current prices and costs. Since January 1, 2008, we have not filed, nor were we required to file, any reports concerning our oil and gas reserves with any federal authority or agency.

There are numerous uncertainties inherent in estimating quantities of proved reserves and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties becomes available.

The following table sets forth our estimated proved reserves as of December 31, 2008.

	Proved Reserves
	2008			2007
	Developed	Undeveloped	Total	Developed	Undeveloped	Total
Crude Oil (bbls):
CGA	880,286	488,683	1,368,969	1,379,330	604,865	1,984,195
DM	476,586	476,383	952,969	143,288	242,117	385,405
VG	37,436	49,879	87,315
Total Oil (bbls):	1,394,308	1,014,945	2,409,253	1,522,618	846,982	2,369,600
Natural Gas (Boe)
CGA	85,143	0	85,143	132,102	-	132,102
DM	289,274	235,809	525,083	78,119	136,781	214,900
NSAI	50,500	48,100	98,600
Total Gas (Boe):	424,917	283,909	708,826	210,221	136,781	347,002
Total Proved Reserves (Boe)	1,819,225	1,298,854	3,118,079	1,732,839	983,763	2,716,602

Production, Average Sales Prices and Average Costs of Production

The following table sets forth certain information regarding production volumes, average sales prices and average costs of production, including depletion, depreciation and allowance, or DD&A for the three years ended December 31, 2008.

	2008	2007	2006
Production Volume
Natural Gas (Mcf)	341,052	151,627	20,266
Oil and Natural Gas Liquids (Bbls)	151,815	99,417	67
Average Sales Prices:
Natural Gas (per Mcf)	$6.21	$3.49	$5.89
Oil (Bbls)	$81.47	$64.28	$54.62
Costs of Production (per BOE)	$25.78	$28.16	$13.81
DD&A (per BOE)	$36.82	$14.29	$76.19

Drilling Activity

Information with regard to our drilling activities during the three years ended December 31, 2008 is set forth below.

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive	25	2.45	15	2.11	9	1
Unproductive	11	2.20	6	0.93	12	2.1
Total	36	4.65	21	3.04	21	3.1
Developmental Wells:			4	1.96	0	0
Total Wells:
Productive	33	3.86	19	4.07	9	1
Unproductive	0	0	6	0.93	12	2.1
Total	33	3.86	25	5	21	3.1

Acreage

The following table summarizes by state our developed and undeveloped acreage as of December 31, 2008. The term of the undeveloped leasehold acreage ranges from three to five years.

	Developed[1]		Undeveloped[2]
State	Gross[3]	NET[4]	Gross[3]	NET[4]
North Dakota	15,200	6,393	3,411	1,116
Texas	9,295	873	63,821	9,203
Louisiana	1,961	518	-	-
Kentucky	-	-	74,000	4,936
Utah	-	-	20,300	17,249
New Mexico	-	-	90,300	9,030
Colorado	-	-	9,315	1,747
Totals	26,456	7,784	261,147	43,281

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

Productive Wells

The following table summarizes by geographic area our gross and net interests in producing oil and gas wells as of December 31, 2008. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are dually completed in more than one producing horizon are counted as one well.

	Gross Wells[2]		Net Wells[3]
State	Oil	Gas	Oil	Gas
North Dakota	158	0	67.9	0
Texas	36	42	3.6	4.2
Louisiana	1	1	.344	0.1
Total	195	43	71.8	4.3

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

Present Activities

For additional information concerning our estimated proved reserves, the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2008 and 2007, and the changes in quantities and standardized measure of such reserves for each of the two years then ended, see Note 14 to our financial statements.

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

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Market Prices

Our common stock trades on the NYSE Amex (formerly the American Stock Exchange) under the symbol “PRC.”

The following table shows the high and low sales prices of our common stock for the periods indicated.

	High	Low
2008:
First quarter	$2.44	1.25
Second quarter	3.50	1.28
Third quarter	3.36	0.79
Fourth quarter	1.29	0.26

2007:
First quarter	$3.66	$2.21
Second quarter	3.14	2.30
Third quarter	2.95	1.96
Fourth quarter	2.55	1.75

Holders

On March 2, 2009, there were approximately 1220 owners of record of our common stock.

Dividends

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. The terms of our credit facilities with CIT Capital USA, Inc. restrict our ability to pay dividends on our equity shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2008:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,035,000	$3.11	1,625,000
Equity compensation plans not approved by security holders	0	0	0
Total	1,035,000	$3.11	1,625,000

Recent Sales of Unregistered Securities

We have previously disclosed by way of quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC all sales by us of our unregistered securities during 2008.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are an independent oil and natural gas company engaged in the acquisition, drilling and production of oil and natural gas properties in the United States. We pursue interests in oil and gas properties in partnership with oil and gas companies that have exploration, development and production expertise. Our business strategy is designed to create maximum shareholder value by leveraging the knowledge, expertise and experience of our management team along with that of our operating partners. Our oil and gas properties are located principally in Texas, Louisiana, North Dakota, New Mexico and Kentucky.

Since the commencement of our oil and gas operations in 2005, we have been successful in creating and expanding a balanced portfolio consisting of producing properties and prospects that are geologically and geographically diverse, including producing properties, secondary enhanced oil recovery projects, and exploration prospects. This diversity provides projects with varied payout periods, helping the company remain competitive in volatile markets. We target low to medium risk projects that have the potential for multiple producing horizons, and offer repeatable success allowing for meaningful production and reserve growth.

As of December 31, 2007, our net total proved reserves were approximately 2,716,602 boe (net of production) of which approximately 2,369,600 boe were crude oil reserves and 347,002 boe were natural gas reserves.  As of December 31, 2008, our estimated net total proved reserves had grown to approximately 3,118,079 boe (net of production) of which approximately 2,409,253 boe were crude oil reserves and 708,826 boe were natural gas reserves.  The increase in net total proved reserves is the result of successful exploratory drilling efforts in our Cinco Terry Project in Crockett County, Texas, Surprise Prospect in Nacogdoches County, Texas and in our East Chalkley Prospect in Cameron Parish, Louisiana. From these prospects, we added approximately 931,997 boe of proved reserves net of production, which offsets a reduction of 530,520 boe of proved reserves net of production in North Dakota.

Results of Operations

It is our belief that the exploration and production industry’s most significant value creation occurs through the drilling of successful exploratory wells and the enhancement of oil recovery in mature fields given appropriate economic conditions.  We acquire producing properties based on our view of the pricing cycles of oil and natural gas and available exploration and development opportunities of proved, probable and possible reserves. We also participate as a non-operator and evaluate each prospect based on its geological and geophysical merits and, in large part, on an operator’s track record and resources. We intend to operate certain prospects and projects in the near future in order to gain both economic and operational advantages.

For the Year Ended December 31, 2008 Compared to December 31, 2007

Revenues for the year ended December 31, 2008 totaled $15,883,441 compared to revenues of $7,020,533 for the year ended December 31, 2007. Revenue for the year ended December 31, 2008 consisted $14,486,478 of oil and gas sales,$1,196,963 of revenue from the gain on our sale of Hall Houston Exploration II, and $200,000 of revenue representing a liquidated damage penalty for failure to commence drilling by a specified date assessed against our operating partner in the Palo Duro acreage. Revenue for the prior year period consisted of $6,920,533 of oil and gas sales and $100,000 of liquidated damages related to the Palo Duro acreage.  Approximately 75% of the increase in revenue from oil and gas sales was to increased production and 25% was due to increase in prices.

Lease operating expenses for the year ended December 31, 2008 totaled $5,378,989, compared to lease operating expenses of $3,510,521 for the prior year period. Approximately 30% of the increase in lease operating expenses was due to the increase in the number of producing wells in our Cinco Terry Field in Crockett County, Texas, and the remainder of the increase was due to the increase in the secondary recovery efforts in North Dakota.

Exploration costs increased to $7,348,778 for the year ended December 31, 2008 from $1,767,898 during the prior year period. Exploration costs represent our drilling costs associated with dry holes. Exploration costs for 2008 include two deep wells drilled in North Dakota in our Newport Prospect as well as four shallow wells also drilled in North Dakota. We also wrote off our South San Arroyo prospect in New Mexico and our White Water prospect in Colorado.

Our expenses for impairment of oil and gas properties increased to $1,973,015 for the year ended December 31, 2008 from $95,272 during the prior year period. Impairment expenses represent the write-down of previously capitalized expenses for productive wells. We take an impairment charge for a productive well when there is an indication that we may not receive production payments equal to the net capitalized costs. Almost all of the impairment was related to our North Dakota properties.

Our expenses for depreciation, depletion, and accretion for the year ended December 31, 2008 totaled $7,682,293, compared to $1,781,263 for the prior year period. Approximately 50% of this increase was due to increased depletion rates because of increased capitalized costs and approximately 50% was due to increased production in the Williston Basin and the Cinco Terry Fields.

General and administrative expenses for the year ended December 31, 2008 totaled $3,964,664 compared to general and administrative expenses of $2,751,647 for the prior year period. General and administrative expenses for the years ended December 31, 2008 and December 31, 2007 included expenses of $1,589,675 and $1,117,836, respectively, for outstanding common stock options granted under our Stock Incentive Plan and common shares issued to executive officers. Without giving effect to expenses for common shares and stock options, our general and administrative expenses for the years ended December 31, 2008 and December 31, 2007 were $2,374,989 and $1,633,811, respectively. The increase in general and administrative expenses (other than expenses for options and common shares) between reporting periods was due to increased number of employees, additional office space, professional fees and travel.

We incurred a net loss from operations of $10,464,300 for the 2008 fiscal year, compared to a net loss from operations of $2,886,068 during the prior year.   The net loss from operations increased during 2008 due to increased expenses associated with lease operating expenses, exploration, impairment, and depreciation, depletion and accretion and general and administrative expenses partially offset by an increase in revenue.

During the year ended December 31, 2008, interest expense increased by $2,028,835 to $2,771,858, over the prior year period.  The increase in interest expense was due to the fact that we capitalized less interest in 2008 due to less activity in the Williston Basin.

During the year ended December 31, 2008, we realized a gain on derivative contracts of $7,311,255 compared to a loss on derivative contracts of $2,458,165 during the prior year. Beginning in March 2007, we have entered into commodity derivative financial instruments for purposes of hedging our exposure to market fluctuations of oil prices. These fluctuations are driven by the change in the market prices of hedged oil and gas volumes.

We incurred a net loss to common stockholders of $7,620,740 during fiscal 2008, compared to a net loss to common stockholders of $6,050,357 for the prior year period.  The increase in net loss to common stockholders was primarily the result of an increase in our exploration, impairment and depreciation expenses offset by increased revenues and gains on derivative contracts.

We generated positive cash flow from operations of $3,437,329 in fiscal 2008, compared to a positive cash flow from operations of $853,615 for fiscal 2007 due to increased revenue.

Plan of Operations

Our plan of operations for the next twelve months is to continue further exploration and development of oil and natural gas prospects that we currently own; concentrating on those with the lowest development and lifting costs.   Consistent with that is our gradual structuring and staffing of our company toward becoming an operator of select properties in Texas and Louisiana.    By becoming an operator, we will have more control over drilling and developmental decisions and will broaden the spectrum of exploration prospects we can consider for participation.  As an operator we should reduce overall finding costs and in the future we may start to generate exploration prospects.

The continued development of our properties and prospects and the pursuit of fresh opportunities require that we maintain access to adequate levels of capital.   We will strive for an optimal balance between our property portfolio and our capital structuring that will allow for growth and to the maximum benefit of our shareholders.   The decisions around the balancing of capital needs and property holdings will be a challenge to us as well as all companies in the entire energy industry during this time of lowered commodity prices and an increasing complex global economic picture.  As a function of balancing properties and capital, we may decide to monetize certain properties to reduce debt or to allow us to acquire interest in new prospects or producing properties that may be better suited to the current economic and energy industry environment.

The business of oil and natural gas acquisition, exploration and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties.  As explained under “Financial Condition and Liquidity” below, based on our present working capital, available borrowings under the credit facility and current rate of cash flow from operations, we believe we have available to us sufficient working capital to fund our operations and expected commitments for exploration and development through, at least, December 31, 2009.  However, in the event we receive calls for capital greater than, or generate cash flow from operations less than, we expect, we may require additional working capital to fund our operations and expected commitments for exploration and development prior to December 31, 2009.  We will seek additional working capital through the sale of our securities and we will endeavor to obtain additional capital through bank lines of credit and project financing.  However, as described further below, under the terms of our guarantee of $65 million in credit facilities, we are prohibited from incurring any additional debt from third parties.  Our ability to obtain additional working capital through new bank lines of credit and project financing may be subject to the repayment of outstanding sums drawn from the $65 million credit facilities.

We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental, investor relations and tax services.  We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management.

Financial Condition and Liquidity

As of the date of this report, we estimate our capital budget for fiscal 2009 to be approximately $7.1 million, including:

•	Up to $3.1 million to be deployed for drilling in Cinco Terry.

•	Up to $1.8 million towards operations in the Surprise Prospect.

•	Up to $1.7 million to be used in connection with our interest in the East Chalkley Prospect and Leblanc Prospect. Approximately $500,000 to be used in connection with other prospect areas.

As of December 31, 2008, we had total assets of $61,664,868 and working capital of $6,682,370.  In addition, we have available to us a $65 million in credit facilities, of which $21.5 million is outstanding as of December 31, 2008, for purposes of financing our commitments towards the drilling and development of our oil and gas properties.  Based on our present working capital, available borrowings under the credit facility and current rate of cash flow from operations, we believe we have available to us sufficient working capital to fund our operations and expected commitments for exploration and development through, at least, December 31, 2009.  However, in the event we receive calls for capital greater than, or generate cash flow from operations less than, we expect, we may require additional working capital to fund our operations and expected commitments for exploration and development prior to December 31, 2009.

We will seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing.  However, other than our existing $65 million credit facilities, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have no history of generating significant cash from oil and gas operations.  Further, as described further below, under the terms of our guarantee of the $65 million credit facilities, we are prohibited from incurring any additional debt from third parties.  Our ability to obtain additional working capital through bank lines of credit and project financing may be subject to the repayment of the $65 million credit facilities.  Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.  If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price will be materially adversely affected.

CIT Credit Facility

On September 9, 2008 and amended effective as of March 25, 2009, we entered into a $50 million Credit Agreement (the "Credit Agreement") with certain lenders named in the agreement and CIT Capital USA Inc., as administrative agent for the lenders, and a $15 million Second Lien Term Loan Agreement (the "Second Lien Term Loan Agreement") with certain lenders named in the agreement and CIT Capital USA Inc., as administrative agent for the lenders. All term loans available under the Second Lien Term Loan facility were advanced to us on September 9, 2008 and were used to retire our previously existing credit facility arranged by Petrobridge Investment Management, LLC.

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

The Second Lien Term Loan Agreement provides for a $15 million second lien term loan facility. As noted above, all term loans available under the second lien term loan facility were advanced to us on September 9, 2008 and were also used to retire our previously existing credit facility arranged by Petrobridge Investment Management, LLC. The maturity date of the Second Lien Term Loan Agreement is September 9, 2012. Under certain circumstances, we are permitted to repay the term loans prior to the maturity date; however, any payments made on or prior to September 9, 2009 are subject to a prepayment penalty equal to 2% of the amount prepaid, and any payments made after September 9, 2009 but on or before September 9, 2010 are subject to a prepayment penalty equal to 1% of the amount prepaid.

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

The Credit Agreement was amended effective as of March 25, 2009 because we were unable to comply with the interest and debt coverage covenants under the terms of the original Credit Agreement and Second Lien Term Loan Agreement for the fiscal quarter ended December 31, 2008. Pursuant to the amendments, the administrative agent and the lenders have agreed to waive these defaults. In connection with the semi-annual review of our borrowing base, lower commodity prices have resulted in our borrowing base for the Credit Agreement being reduced from $17M to $12M. The terms of the Credit Agreement and Second Lien Term Loan Agreement as amended are as follows.

Under the amended Credit Agreement, we must have (A) a ratio of EBITDAX to Interest Expense (as each term is defined in the Credit Agreement) of not less than 2.0:1.0 for the first and second fiscal quarters of 2009, 2.25:1.0 for the third and fourth fiscal quarters of 2009, and 2.5:1.0 for each fiscal quarter thereafter; (B) a ratio of Net Debt (as such term is defined in the Credit Agreement) to EBITDAX of not more than 6.5:1.0 for the fiscal quarters of 2009, 6.0:1.0 for the fiscal quarters of 2010, and 5.0:1 for each fiscal quarter thereafter; and (C) a ratio of First Lien debt to EBITDAX of not more than 2.75:1.0 for each fiscal quarter. Borrowings under the Credit Agreement bear interest, at our option, at either a fluctuating base rate or a rate equal to LIBOR (with a LIBOR floor of 2.50%) plus, in each case, a margin determined based on our utilization of the borrowing base. The amendment includes an increase in the margin of 50 basis points.

Under the amended Second Lien Term Loan Agreement, we must have a ratio of Net Debt to EBITDAX (as each term is defined in the Second Lien Term Loan Agreement) of not more than 6.5:1.0 for the fiscal quarters of 2009 and 2010 and 5.5:1 for the fiscal quarters of 2011 each fiscal quarter ending thereafter. Borrowings under the Second Lien Term Loan Agreement bear interest, at our option, at either a fluctuating base rate plus 6.50% per annum or a rate equal to LIBOR (with a LIBOR floor of 2.50%) plus 7.50% per annum.

As of March 30, 2009, we have drawn $21.5 million, of which $15.0 million was drawn on the Second Lien Term Loan Agreement and $6.5 million was drawn on the Credit Agreement. We are permitted to use the remaining available funds under the Credit Agreement to finance our capital program and fund general corporate purposes.

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

Sale of Hall-Houston Exploration II, L.P. Partnership Interest

On September 26, 2008, we sold our 5.33% limited partner interest in Hall-Houston Exploration II, L. P. pursuant to a Partnership Interest Purchase Agreement dated September 26, 2008, as amended on September 29, 2008. The interest was purchased by a non-affiliated partnership for a cash consideration of $8.0 million and the purchaser’s assumption of the first $1,353,000 of capital calls on the limited partnership interest sold subsequent to September 26, 2008. We have agreed to reimburse the purchaser for up to $754,255 of capital calls on the limited partnership interest sold in excess of the first $1,353,000 of capital calls subsequent to September 26, 2008. We realized a net gain on the sale of the asset of $1.20 million for the quarter ending September 30, 2008, subject to future upward adjustment to the extent that some or all of the $754,255 is not called. The proceeds of the sale of the limited partnership were used to redeem the Company’s outstanding shares of Series A Preferred Stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Petro Resources Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Petro Resources Corporation (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petro Resources Corporation as of December 31, 2008 and 2007, and the results of operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
March 30, 2009

PETRO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	6,120,402	15,399,547
Accounts receivable	1,038,973	924,607
Prepaids	75,406	25,519
Derivative assets	2,944,997	-
Deferred financing costs, net of amortization of $1,513,586	-	2,378,492
Total current assets	10,179,778	18,728,165

Property and equipment
Oil and natural gas properties, successful efforts accounting
Unproved	18,562,932	24,676,434
Proved properties, net	27,264,790	18,936,428
Furniture and fixtures, net	110,499	118,354
Total property and equipment	45,938,221	43,731,216

Other assets
Investment in partnership	-	3,892,944
Derivative Assets	4,338,832	-
Deferred financing costs, net of amortization of $129,200	1,197,780	-
Deposit	10,257	10,257
Total other assets	5,546,869	3,903,201

Total Assets	61,664,868	66,362,582

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	2,617,034	1,525,474
Accrued liabilities	106,592	210,351
Payable on sale of partnership	754,255	-
Stock payable	-	34,068
Note payable	19,527	-
Derivative liability	-	1,159,598
Short-term debt, net of discount of $2,956,206	-	11,344,136
Total current liabilities	3,497,408	14,273,627

Derivative liability	-	672,718
Revolving credit borrowings	6,500,000	-
Term loan	15,000,000	-
Asset retirement obligation	1,589,197	1,434,114
Total liabilities	26,586,605	16,380,459

Minority interest	1,384,909	3,025,375

Redeemable Preferred Stock
Series A Convertible Preferred Stock,$3 stated value, issued 2,410,776 shares;
cumulative, dividend rate 10% per annum with liquidation preferences	-	7,232,329

Shareholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
2,410,776 shares of Series A Preferred Stock issued
and outstanding as of December 31, 2007 (reported above)	-	-

Common stock, $0.01 par value; 100,000,000 shares authorized,
36,768,172 and 36,599,372 shares issued and outstanding
as of December 31, 2008 and December 31, 2007 respectively	367,682	365,994
Additional paid in capital	51,311,502	49,723,515
Accumulated deficit	(17,985,830)	(10,365,090)
Total shareholders' equity	33,693,354	39,724,419

Total Liabilities and Shareholders' Equity	61,664,868	66,362,582

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31
	2008	2,007
Revenue
Oil and gas sales	14,486,478	6,920,533
Other income	200,000	100,000
Gain on sale of property	1,196,963	-
	15,883,441	7,020,533
Expenses
Lease operating expenses	5,378,991	3,510,521
Exploration	7,348,778	1,767,898
Impairment of oil & gas properties	1,973,015	95,272
Depreciation, depletion and accretion	7,682,293	1,781,263
General and administrative	3,964,664	2,751,647

Total expenses	26,347,741	9,906,601

Loss from operations	(10,464,300)	(2,886,068)

Other income and (expense)
Interest income	188,932	171,557
Interest expense	(2,771,858)	(743,023)
Loss on debt extinguishment	(2,790,829)	-
Gain (loss) on derivative contracts	7,311,255	(2,458,165)

Loss before minority interest	(8,526,800)	(5,915,699)

Minority interest	1,640,466	376,270

Net loss	(6,886,334)	(5,539,429)

Dividend on Series A Convertible Preferred	(734,406)	(510,928)

Net loss attibutable to common stockholders	(7,620,740)	(6,050,357)

Earnings per common share
Basic and diluted	(0.21)	(0.28)

Weighted average number of common shares outstanding
Basic and diluted	36,714,489	21,253,995

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Shareholders'
	of Shares	Total	Capital	Deficit	Equity

Balance, December 31, 2006	19,677,317	196,773	14,816,718	(4,314,733)	10,698,758

Exchange of preferred stock for common stock and warrants	(1,573,800)	(15,738)	(4,705,663)	-	(4,721,401)
Legal expense on preferred stock	-	-	(14,705)	-	(14,705)
Preferred stock dividend	-	-	-	(510,928)	(510,928)
Restricted stock issued to Chief Financial Officer	25,000	250	62,750	-	63,000
Shares issued for purchase of property	3,144,655	31,447	10,691,827	-	10,723,274
Stock options issued for consulting services	-	-	58,000	-	58,000
Stock options to board of directors	-	-	913,701	-	913,701
Stock options to Chief Financial Officer	-	-	83,135	-	83,135
Stock issued for cash	15,326,200	153,262	28,353,470	-	28,506,732
Offering costs to issue stock	-	-	(535,718)	-	(535,718)
Net loss for the year ended December 31, 2007	-	-	-	(5,539,429)	(5,539,429)
Balance, December 31, 2007	36,599,372	365,994	49,723,515	(10,365,090)	39,724,419

Preferred stock dividend				(734,406)	(734,406)
Restricted stock issued to employees and consultants	168,800	1,688	341,782		343,470
Stock options to employees			1,246,205		1,246,205
Net loss				(6,886,334)	(6,886,334)
Balance, December 31, 2008	36,768,172	367,682	51,311,502	(17,985,830)	33,693,354

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31
	2008	2007

Cash flows from operating activities
Net loss	(6,886,334)	(5,539,429)
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(1,640,466)	(376,270)
Depletion, depreciation, and accretion	7,682,293	1,781,263
Amortization included in interest expense	1,737,458	468,938
Amortization of insurance expense	-	125,972
Impairment	1,973,015	95,272
Gain on asset retirement obligation	(16,837)	-
Dry hole costs	7,140,013	1,310,988
Issuance of common stock and stock options for services	1,589,675	1,117,836
Gain on sale of assets	(1,196,963)	-
Loss on extinguishment of debt	2,790,829	-
Unrealized (gain) loss on derivative contracts	(9,116,145)	1,832,316
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(114,366)	(833,263)
Prepaid expenses	(49,887)	-
Accounts payable	(631,563)	626,873
Accrued expenses	176,607	243,119
Net cash provided by operating activities	3,437,329	853,615

Cash flows from investing activities
Capital expenditures	(16,222,790)	(14,266,262)
Proceeds from sale of assets	7,843,962	-
Acquisition of Williston Basin	-	(14,097,855)
Investment in partnership	(1,999,800)	(1,599,840)
Net cash used in investing activities	(10,378,628)	(29,963,957)

Cash flows from financing activities
Proceeds from sale of common stock, net	-	27,971,014
Issuance of preferred stock		2,000,000
Cost to issue preferred stock	-	(14,705)
Financing costs	(1,326,980)	(3,892,078)
Payments for debt refinancing	(144,565)	-
Redemption of prefered stock	(7,966,735)	-
Proceeds from debt refinancing	5,128,947	-
Proceeds from note payable	4,225,348	28,534,442
Payments of note payable	(2,253,861)	(14,373,988)
Net cash provided by (used in) financing activities	(2,337,846)	40,224,685

Net increase (decrease) in cash and cash equivalents	(9,279,145)	11,114,343
Cash and cash equivalents, beginning of period	15,399,547	4,285,204

Cash and cash equivalents, end of period	6,120,402	15,399,547

Supplemental disclosure of cash flow information
Cash paid for interest	1,554,484	1,944,388
Cash paid for federal income taxes	-	-

Non-cash transactions
Common stock issued in acquisition of Williston Basin properties	-	10,723,274
Royalty interest issued in connection with debt	-	4,837,429
Preferred stock dividend paid in preferred shares	-	510,928
Cancellation of common stock in exchange for preferred stock	-	4,721,401
Refinancing of Petrobridge loan	16,239,152	-
Capitalized interest in oil and gas properties	1,080,177	1,675,802
Property and equipment included in accounts payable	1,527,440	681,731

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Petro Resources Corporation is an oil and gas exploration and production company  incorporated in June 1997 in the State of Delaware.

In February 2007, as more fully discussed in Note 4 below, Petro formed a wholly-owned subsidiary, PRC Williston, LLC, a Delaware limited liability company, for the purpose of acquiring working interests in crude oil and natural gas producing properties

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

Cash and cash equivalents include cash in banks and highly liquid debt securities that have original maturities of three months or less. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash deposits.  Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At December 31, 2008, the Company had cash deposits in excess of FDIC insured limits at various financial institutions.

Deferred financing costs.

In connection with debt financings in 2008, Petro Resources paid $1,326,980 in fees. These fees were recorded as deferred financing costs and are being amortized over the life of the loans using the effective interest rate method or the straight line method when the debt is in the form of a line of credit. The total amortization of $129,200 was all incurred in 2008.

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

Derivative Financial Instruments.

We use commodity derivative financial instruments, typically options and swaps, to manage the risk associated with fluctuations in oil and gas prices. We account for derivatives under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related interpretations and amendments. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Our oil and gas price derivative contracts are not designated as hedges. In accordance with provisions of SFAS No. 133, these instruments have been marked-to-market through earnings.

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

The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. Due to the regularly scheduled impairment reviews by management, the Company recognized a non-cash, pre-tax charge against earnings of $1,973,015 and $95,272 in 2008 and 2007, respectively.

Oil and Gas Exploration and Development

Oil and gas exploration and development costs are accounted for using the successful efforts method of accounting.

Property Acquisition Costs

Oil and gas leasehold acquisition costs are capitalized and included in the balance sheet caption property and equipment. Leasehold impairment is recognized based on exploratory experience and management's judgment. Upon discovery of commercial reserves, leasehold costs are transferred to proved properties.

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

Impairment of Property and Equipment

Property and equipment used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value and reported as impairments in the periods in which the determination of the impairment is made. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets-generally on a field-by-field basis for exploration and production assets. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. Long-lived assets committed by management for disposal within one year are accounted for at the lower of amortized cost or fair value, less cost to sell.

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

Asset Retirement Obligations and Environmental Costs

We record the fair value of legal obligations to retire and remove long-lived assets in the period in which the obligation is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, we capitalize this cost by increasing the carrying amount of the related property and equipment. Over time the liability is increased for the change in its present value, and the capitalized cost in properties, plants and equipment is depreciated over the useful life of the related asset. See Note 6 - Asset Retirement Obligations and Accrued Environmental Costs, for additional information.

Cost Method

Under the guidance of Emerging Issues Task Force D-46, Accounting for Limited Partnership Investments.  Petro uses the cost method to account for its limited partnership and membership interest that represent an ownership interest that exceeds 5% of the applicable entity, but is less than 20% of the applicable entity. Under the cost method of accounting, Petro’s investment is stated at the original investment amount and increased or decreased by subsequent investments or distributions. During fiscal year 2007, as more fully described in Note 5, Petro accounted for its investment in Hall-Houston Exploration II, L.P. under the cost method of accounting.

Revenue Recognition

 Revenues associated with sales of crude oil, natural gas, natural gas liquids and petroleum products, and other items are recognized when title passes to the customer, which is when the risk of ownership passes to the purchaser and physical delivery of goods occurs, either immediately or within a fixed delivery schedule that is reasonable and customary in the industry.

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. FAS 123(R), Share Based Paymentrequires companies to estimate the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price.

Income Taxes

The Company uses the asset liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, and (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement.  A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.  As of December 31, 2008 and 2007, the Company has determined that no liability is required to be recognized due to adoption of FIN48.

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

Loss per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. For the years ended December 31, 2008 and 2007, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

Recently Issued Accounting Pronouncements.

On December 31, 2008, the Securities and Exchange Commission (SEC) issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”). The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and technological advances. Revised requirements in the Final Rule include, but are not limited to:

·  Oil and gas reserves must be reported using a 12-month average of the closing prices on the first day of each of such months, rather than a single day year-end price:

·  Companies will be allowed to report, on a voluntary basis, probable and possible reserves, previously prohibited by SEC rules; and

·  Easing the standard for the inclusion of proved undeveloped reserves (PUDs) and requiring disclosure of information indicating any progress toward the development of PUDs.

We are currently evaluating the potential impact of adopting the Final Rule. The SEC is discussing the Final Rule with the FASB and IASB staffs to align accounting standards with the Final Rule. These discussions may delay the required compliance date. Absent any change in such date, we will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ended December 31, 2009. Voluntary early compliance is not permitted.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is effective beginning January 1, 2009 and required entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires expanded disclosures and does not change the accounting for derivatives. Petro is currently evaluating the impact of SFAS 161, but we do not expect the adoption of this standard to have a material impact on our financial results.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that require disclosure that clearly identifies and distinguishes between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on January 1, 2009 and the Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value (Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. Following the election of the Fair Value Option for certain financial assets and liabilities, the Company would report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The Company adopted SFAS 159 effective January 1, 2008 which did not have a material impact on the Company’s operating results, financial position or cash flows as the Company did not elect the Fair Value Option for any of its financial assets or liabilities.

In  September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. The provisions of SFAS 157 are effective for the Company on January 1, 2008. We have partially adopted FAS 157 as of January 1, 2008 except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral in FASB Statement of Position No. 157-2, Partial Deferral of the Effective Date of Statement 157,” (“FSP 157-2”).  The adoption of FAS 157 did not have an impact on the Company’s consolidated financial position or operating results.   FSP 157-2 delays the effective date of FAS 157 from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Reclassification of Prior-Year Balances

Certain prior-year balances in the consolidated financial statements have been reclassified to correspond with current-year classifications.

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

Derivative Instruments

At December 31, 2008, we had commodity derivative financial instruments in place that do not qualify for hedge accounting under SFAS 133. Therefore, the changes in fair value subsequent to the initial measurement are recorded in income. Although our derivative instruments are valued using public indexes, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, our derivative liabilities have been classified as Level 2.

The follow table provides a summary of the fair value of our derivative liabilities measured on a recurring basis under SFAS 157:

	Fair value measurements on a recurring basis December 31, 2008
	Level 1	Level 2	Level 3
Assets
Commodity derivatives	$-	$7,283,829	$-
Liabilities
Commodity derivatives	$-	$-	$-

NOTE 3 - FINANCIAL INSTRUMENTS AND DERIVATIVES

We entered into commodity derivative financial instruments intended to hedge our exposure to market fluctuations of oil prices. As of December 31, 2008, we had commodity swaps for the following oil volumes:

	Barrels per quarter	Barrels per day	Price per barrel

2009
First quarter	9,725	108	$71.76
Second quarter	8,325	91	$72.62
Third quarter	8,400	91	$72.55
Fourth quarter	8,400	91	$72.55

2010
First quarter	14,825	165	$93.50
Second quarter	15,000	165	$105.45
Third quarter	15,000	163	$105.45
Fourth quarter	15,000	163	$105.45

2011
First quarter	13,500	150	$105.45
Second quarter	13,500	148	$105.45
Third quarter	13,500	147	$105.45
Fourth quarter	13,500	147	$105.45

As of December 31, 2008, the fair value of the above commodity swaps  $4,792,629.

On June 5, 2008, the Company purchased a floor at $110 per barrel for 100 bbls per day for the calendar year 2009 for a price of $363,175. As of  December 31, 2008 the fair value of the floor was $2,052,620.

On October 6, 2008, the Company purchased a floor at $7.75 per MCF for 20,000 MCF per month for the calendar year 2009 for a price of $200,400. As of  December 31, 2008 the fair value of the floor was $438,580.

During the year ended December 31, 2008, we incurred a gain of $7,311,255 related to derivative contracts. Included in this gain was $1,241,315 of realized losses related to settled contracts, and $8,552,570 of unrealized gains related  to unsettled  contracts. Unrealized gain and losses are based on the changes in the fair value of derivative instruments covering positions beyond December 31, 2008.

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

The purchase price allocation of the assets acquired on February 16, 2007 is as follows:

Assets
Oil and gas properties	$26,371,452

Liabilities and equity
Asset retirement obligation	$(1,250,323)
Net	$25,121,129

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited pro forma operating results for Petro Resources, assuming the acquisition occurred at January 1, 2007, are as follows:

Year ended December 31, 2007
Revenue	$7,615,876
Net loss	(6,353,774)
Net loss per common share	$(.30)

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

On September 26, 2008, the Company sold its 5.33% limited partner interest in Hall-Houston Exploration II, L. P. pursuant to a Partnership Interest Purchase Agreement dated September 26, 2008, as amended on September 29, 2008. The interest was purchased by a non-affiliated partnership for a cash consideration of $8.0 million and the purchaser’s assumption of the first $1,353,000 of capital calls subsequent to September 26, 2008.  The Company agreed to reimburse the purchaser for up to $754,255 of capital calls in excess of the first $1,353,000. The Company’s net gain on the sale of the asset of  is subject to future upward adjustment to the extent that some or all of the $754,255 is not called.  As of and for the year ended December 31, 2008, the Company reported a net gain on the sale of the above interest of  $1,113,000 and recognized the liability for the capital calls.  The proceeds of the sale of the limited partnership were used to redeem the Company’s outstanding shares of Series A Preferred Stock.

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

	2008	2007
Asset retirement obligation at beginning of period	$1,434,114	$30,653
Purchase	-	1,250,323
Liabilities incurred	93,154	42,407
Liabilities settled	(17,012)	-)
Accretion expense	138,772	111,301
Revisions in estimated liabilities	(59,831)	(570)
Asset retirement obligation at end of period	$1,589,197	$1,434,114

NOTE 7 - ACCUMULATED PRODUCTION FLOOR PAYMENTS

On February 16, 2007, we acquired from Eagle Operating, Inc. an interest in 15 producing oil fields located in the Williston Basin of North Dakota. For a period of thirty-six months following the acquisition date, Eagle Operating has guaranteed that PRC Williston’s share of gross monthly production revenue from the properties will not be less than the financial equivalent of 300 barrels of oil per day multiplied by the number of days in a given month (the product referred to as the “production floor”). In the event that our net share of gross production for any month is less than the production floor, Eagle Operating is obligated to pay to Petro Resources, in cash, an amount equal to the difference between the production floor and the actual net barrels to our interest multiplied by the average price of crude oil paid for the oil production from the properties for that month (the “production floor payment”). During the thirty-six month period, for any month in which our net share of oil production exceeds the production floor, Eagle Operating shall be entitled to recover a portion of the production floor payments previously made to us, also in the form of a cash payment, not to exceed the amount by which our net share of oil production exceeds the production floor for such month (a “production floor reimbursement”). At the end of the thirty-six month period, we are obligated to repay to Eagle Operating, in cash, the amount of cumulative production floor payments, net of any production floor reimbursements. At December 31, 2008 and 2007, there were no amounts due related to the production floor payments.

NOTE 8 - NOTES PAYABLE

In connection with the Williston Basin acquisition, we entered into a $75 million credit agreement (the “Credit Facility” or “Petrobridge Note”) pursuant to which the lenders have agreed to initially loan us $20,273,183 for purposes of financing our Williston Basin acquisition, including certain transaction costs and fees, certain costs of drilling and development of oil and gas properties, and general working capital. Any further advances under the Credit Facility are to be used for drilling and development or to fund additional oil and gas property acquisitions, and are subject to certain conditions and the prior approval of the lenders.

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

 On March 1, 2007, Petro Resources signed a promissory note with a finance company to finance its various insurance policies. The interest rate on the note is 7.90% with payments of $13,225 per month beginning April 1, 2007 and the final payment due February 1, 2008. The note is secured by the insurance policies. At December 31, 2007, the outstanding balance on the note was $13,150.  The note was fully paid  on February 1, 2008.

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

The Credit Agreement was amended effective as of March 25, 2009 because we were unable to comply with the interest and debt coverage covenants under the terms of the original Credit Agreement and Second Lien Term Loan Agreement for the fiscal quarter ended December 31, 2008. Pursuant to the amendments, the administrative agent and the lenders have agreed to waive these defaults. In connection with the semi-annual review of our borrowing base, lower commodity prices have resulted in our borrowing base for the Credit Agreement being reduced from $17M to $12M. The terms of the Credit Agreement and Second Lien Term Loan Agreement as amended are as follows.

Under the amended Credit Agreement, the Company must have (A) a ratio of EBITDAX to Interest Expense (as each term is defined in the Credit Agreement) of not less than 2.0:1.0 for the first and second fiscal quarters of 2009, 2.25:1.0 for the third and fourth fiscal quarters of 2009, and 2.5:1.0 for each fiscal quarter thereafter; (B) a ratio of Net Debt (as such term is defined in the Credit Agreement) to EBITDAX of not more than 6.5:1.0 for the fiscal quarters of 2009, 6.0:1.0 for the fiscal quarters of 2010, and 5.0:1 for each fiscal quarter thereafter; and (C) a ratio of First Lien debt to EBITDAX of not more than 2.75:1.0 for each fiscal quarter. Borrowings under the Credit Agreement bear interest, at our option, at either a fluctuating base rate or a rate equal to LIBOR (with a LIBOR floor of 2.50%) plus, in each case, a margin determined based on our utilization of the borrowing base. The amendment includes an increase in the margin of 50 basis points.

Under the amended Second Lien Term Loan Agreement, the Company must have a ratio of Net Debt to EBITDAX (as each term is defined in the Second Lien Term Loan Agreement) of not more than 6.5:1.0 for the fiscal quarters of 2009 and 2010 and 5.5:1 for the fiscal quarters of 2011 each fiscal quarter ending thereafter. Borrowings under the Second Lien Term Loan Agreement bear interest, at our option, at either a fluctuating base rate plus 6.50% per annum or a rate equal to LIBOR (with a LIBOR floor of 2.50%) plus 7.50% per annum.

The Company incurred approximately $1.3 million of deferred financing cost on the above notes and on September 9 and October 14, 2008 , the Company borrowed $6.5 million by drawing down $15 million on its Second Lien Term Loan Agreement and $6.5 million on its Credit Agreement.  The Company then paid off the Petrobridge Note of $16.2 million and also incurred $2.8 million of debt extinguishment costs. The debt extinguishment costs consisted principally of the write off of the note discount and deferred financing costs related to the Petrobridge note.

On April 1, 2008  Petro Resources signed a promissory note with a finance company to finance its various insurance policies. The interest rate on the note is 4.057% with payments of $19,593 per month beginning May 1, 2008 and the final payment due January 1, 2009. The note is secured by the insurance policies. At December 31, 2008, the outstanding balance on the note was $19,527.

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

	2008	2007
Minority interest at beginning of period	$3,025,375	$3,401,645
Loss to minority interest	(1,640,466)	(376,270)
Minority interest at end of period	$1,384,909	$3,025,375

NOTE 10 - SERIES A PREFERRED STOCK

On April 3, 2007, we completed the sale of 2,240,467 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) to two funds managed by Touradji Capital Management, LP in consideration for (i) payment of $2 million; (ii) return of 1,573,800 shares of its common stock; and (iii) the return of 160,000 common stock purchase warrants with a deemed aggregate value of $4,721,400, or $3.00 per common share. The total aggregate value of the Series A Preferred Stock recorded was $6,721,401 which represents the fair market value of the instrument. The Series A Preferred Stock was recorded as a temporary equity in accordance with SFAS No. 150  for  mandatorily redeemable preferred stock with contingency features. During 2007, we issued 170,309 shares of our Series A Preferred Stock, valued at $3 per share as agreed upon in the Preferred Stock Purchase Agreement, in lieu of cash payments in satisfaction of the Preferred Stock dividend requirement.

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

On September 26, 2008, the Company redeemed 2,563,712 shares of the Company's outstanding Series A Preferred Stock at an aggregate redemption price of $7,966,735. The shares were held by investment funds managed by Touradji Capital Management. Pursuant to the terms of the Preferred Stock Purchase Agreement, the Company was required to redeem all Series A Preferred Stock no later than October 2, 2008. After giving effect to the redemption, there are no shares of Series A Preferred Stock outstanding at December 31, 2008.

NOTE 11 - SHARE BASED COMPENSATION

In March 2006, Petro Resources adopted the 2006 Stock Incentive Plan. Under the Plan, options may be granted to key employees and other persons who contribute to the success of Petro. Petro Resources originally reserved 1,500,000 shares of common stock for the Plan.  In June 2007, Petro increased the authorized shares to 3,000,000.  No options were exercised during the years ended December 31, 2008 and 2007.

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

In June 2007 we also issued 25,000 shares of restricted common stock, which vested immediately, to our new Chief Financial Officer. In connection with this issuance, we recorded $63,000 as compensation expense based on the closing price of our common stock on June 1, 2007. We also agreed to issue 25,000 additional restricted common shares on June 1, 2008, 2009 and 2010, which vest immediately upon each respective issuance, for an aggregate of 75,000 shares. Compensation expense related to these shares is accrued monthly.

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

On January 9, 2008, we granted 100,000 shares of restricted common stock to our President. These common shares vest at 25,000 immediately and 25,000 each on January 10, 2009, 2010 and 2011. These shares were valued at $2.15 per share, based on the quoted market value on the date of grant, and $107,500 of expense was recognized as of December 31, 2008. The remaining $107,500 will be recognized over the remaining service term.

On March 1, 2008 we also granted 130,000 shares of restricted common stock to our new Chief Operating Officer. These common shares vest at 40,000 immediately and the remaining shares vest annually at 30,000 shares annually on March 1, 2009, 2010 and 2011. These shares were valued at $1.70 per share, based on the quoted market value on the date of grant, and $119,000 of expense was recognized as of December 31, 2008. The remaining $102,000 will be recognized over the remaining service term.

Petro Resources recognized stock compensation expense of $1,589,675 and $1,117,836 for the year ended December 31, 2008 and 2007 respectively.

A summary of option activity for the year ended December 31, 2008 is presented below:

	Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2007	1,125,000	$3.68
Granted	310,000	1.90
Exercised, forfeited, or expired	(400,000)	3.80
Outstanding at December 31, 2008	1,035,000	3.11

Exercisable at December 31, 2007	550,000	3.74
Exercisable at December 31, 2008	902,500	$3.56

A summary of Petro Resources non-vested options as of December 31, 2008 is presented below.

Non-vested Options	Shares
Non-vested at December 31, 2007	575,000
Granted	310,000
Vested	(352,500)
Forfeited	(400,000)
Non-vested at December 31, 2008	132,500

Total unrecognized compensation cost related to non-vested options granted under the Plan was $309,700and $1,334,530 as of December 31, 2008 and 2007 respectively. The cost at December 31, 2008 is expected to be recognized over a weighted-average period of 1.18 years. The aggregate intrinsic value for options was $0; and the weighted average remaining contract life was 2.9 years.

As allowed by SFAS 123(R), the Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options and stock settled stock appreciation rights.

The assumptions used in the fair value method calculation for the year ended December 31, 2008 and 2007 are disclosed in the following table:

	Year Ended December 31,
	2008 (1)	2007

Weighted average value per option granted during the period (2)	$1.36	$1.77
Assumptions (3):
Stock price volatility	104-105%	110-119%
Risk free rate of return	1.87-2.69%	4.54-5.0%

Expected term	3.25 years	2.5-5.0 years

(1)	Our estimated future forfeiture rate is zero.
(2)	Calculated using the Black-Scholes fair value based method.
(3)	We do not pay dividends on our common stock.

A summary of warrant activity for the year ended December 31, 2008 is presented below:

	Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2007	6,838,962	$2.15
Granted	-	-
Exercised, forfeited, or expired	-	-
Outstanding at December 31, 2008	6,838,962	$2.15

Exercisable at December 31, 2007	6,838,962	$2.15
Exercisable at December 31, 2008	6,838,962	$2.15

The aggregate intrinsic value for warrants was $0; and the weighted average remaining contract life was 1.91 years.

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

NOTE 13 - INCOME TAXES

Reconciliation between the actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate to income from continuing operations before income taxes is as follows:

	2008	2007
Computed at U.S. statutory rate at 34%	$(2,341,354)	$(1,883,407)
Permanent differences	543,890	383,620
Changes in valuation allowance	1,797,464	1,499,787
Total	$0	$0

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below.

	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$13,460,116	$2,513,904
Derivatives	-	622,987
Less valuation allowance	(4,154,379)	(1,094,375)
	9,305,737	2,042,516

Deferred tax liabilities:
Oil and gas properties:	(7,020,851)	(2,042,516
Derivatives	(2,284,886)	-
	(9,305,737)	(2,042,516)
	$-	$-

At December 31, 2008, Petro had net operating loss carryforwards for federal income tax purposes of approximately $39,588,575  that may be offset against future taxable income. Petro has established a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. To the extent not utilized, the net operating loss carryforwards will expire in 2028.

NOTE 14 - SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, related to Petro’s oil and gas production, exploration and development activities:

	2008	2007
Unproved oil and gas properties	$18,562,932	$24,676,434
Proved oil and gas properties	39,414,361	21,606,881
	57,977,293	46,283,315
Accumulated depletion, depreciation and impairment	(12,149,571)	(2,670,453)
	$45,827,722	$43,612,862

The following table sets forth the costs incurred in oil and gas property acquisition, exploration, and development activities.

	2008	2007
Purchase of non-producing leases	$1,410,023	$16,791,029
Purchase of producing properties	0	4,551,382
Exploration costs	5,796,608	3,081,058
Development costs	11,607,005	16,704,232
Asset retirement obligation	93,153	1,403,461
	$18,906,789	$42,531,162

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

Total Proved Reserves

	Crude oil and Condensate (Thousands of Barrels)	Natural Gas (Millions of Cubic Feet)
Balance December 31, 2006	7.9	116.1
Extensions, discoveries and other additions	362.9	1,265.0
Revisions of previous estimates	19.8	(211.8)
Purchase of reserves in place	1,370.0	1,064.3
Improved recovery	708.5	0
Production	(99.4)	(151.6)
Balance December 31, 2007	2,369.7	2,082.0
Extensions, discoveries and other additions	698.0	2,655.9
Revisions of previous estimates	(506.6)	(143.8)
Production	(151.8)	(341.1)
Balance December 31, 2008	2,409.3	4,253.0

Developed reserves, included above
December 31, 2007	1,411.8	1,069.9
December 31, 2008	1,394.3	2,549.5

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

	2008	2007
Cash inflows	$109,100,043	$208,181,173
Production costs	(48,971,580)	(76,758,323)
Development costs	(15,341,803)	(12,312,808)
Income tax expense	-	(35,384,592)
10 percent discount rate	(23,742,386)	(43,613,756)
Discounted future net cash flows	$21,044,274	$40,111,694

Changes in Standardized Measure of Discounted Future Cash Flows

	2008	2007
Beginning balance	40,111,694	579,836
Purchases	-	24,039,320
Extensions, discoveries and improved recoveries	10,334,289	26,551,353
Sales of oil and gas produced	(9,107,489)	(3,410,012)
Development cost incurred during the year	8,738,286	3,129,601
Changes in estimated development costs	(9,458,282)	(9,066,693
Net changes in prices and production costs	(35,731,111)	10,293,567
Revisions of previous quantity estimates	(4,806,546)	(26,218
Accretion of discount	4,011,169	2,230,129
Net change in income taxes	16,952,264	(14,209,189
Ending balance	21,044,274	40,111,694

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A(T).	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures.  Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	OTHER INFORMATION

None.

PART III

Except as set forth below, the information required by Items 10 through 14 is set forth under the captions “Election of Directors,” “Ratification of Independent Registered Public Accounting Firm,” “Management,” “Executive Compensation,” “Principal Stockholders” and “Certain Transactions” in Petro Resources Corporation’s definitive proxy statement for its 2009 annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which sections are incorporated herein by reference as if set forth in full.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference to our definitive proxy statement.

Code of Ethics

We have adopted a code of conduct that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), and have posted the text of the policy on our website (www.petroresourcescorp.com). If we make any substantive amendments to our code of conduct or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, president, chief financial officer or chief accounting officer or corporate controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

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

(c) Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation of the Registrant, as amended
3.1.1 (6)	Certificate of Amendment to Certificate of Incorporation of the Registrant dated May 10, 2007
3.2 (1)	Amended and Restated Bylaws of the Registrant dated April 14, 2006
3.2.1 (2)	Amendment to Bylaws of the Registrant
3.2.2 (7)	Amendment to Bylaws of the Registrant dated October 12, 2006
4.1 (3)	Certificate of Designations of Preferences and Rights of Series A Preferred Stock
10.1 (1)	Form of Registration Rights Agreement dated August 1, 2005
10.2 (1)	Form of Warrant sold as part of August 2005 private placement
10.3 (1)	Lease Purchase Agreement dated January 10, 2006 between Petro Resource Corporation and The Meridian Resource & Exploration, LLC
10.4 (1)	2006 Stock Incentive Plan*
10.5 (1)	Form of Registration Rights Agreement dated February 17, 2006
10.6 (1)	Form of Warrant sold as part of February 2006 private placement
10.7 (2)	Subscription Agreement for Hall-Houston Exploration II, L.P.
10.8 (2)	Amended and Restated Agreement of Limited Partnership dated as of April 21, 2006 for Hall-Houston Exploration II, L.P.
10.9 (4)	Purchase and Sale Agreement dated December 11, 2006 with Eagle Operating, Inc.
10.10 (4)	Credit Agreement dated February 16, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.11 (4)	Security Agreement dated February 16, 2007 Between PRC Williston, LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.12 (4)	Guaranty and Pledge Agreement dated February 16, 2007 between Petro Resource Corporation and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.13 (4)	Lease dated September 30, 2006 with Gateway Ridgecrest Inc.
10.14 (3)	Securities Purchase Agreement dated April 3, 2007
10.15 (3)	Registration Rights Agreement dated April 3, 2007
10.16 (5)	Letter Agreement dated May 25, 2007 between Petro Resource Corporation and Harry Lee Stout*
10.17 (6)	Letter Agreement dated August 14, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.18 (7)	Letter Agreement dated September 19, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

10.19 (8)	First Amendment dated May 13, 2008 to Credit Agreement dated February 16, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.20 (9)	Credit Agreement dated as of September 9, 2008 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto
10.21 (9)	Second Lien Term Loan Agreement dated as of September 9, 2008 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto
10.22 (9)	Guaranty and Collateral Agreement dated as of September 9, 2008 among Petro Resources Corporation, PRC Williston LLC, and CIT Capital USA Inc., as administrative agent
10.23 (9)	Second Lien Guaranty and Collateral Agreement dated as of September 9, 2008 among Petro Resources Corporation, PRC Williston LLC, and CIT Capital USA Inc., as administrative agent
10.24 (10)	Partnership Interest Purchase Agreement dated September 26, 2008, as amended on September 29, 2008, between Petro Resources Corporation and PRC HHEP II, LP
10.25	Employment Agreement dated May 27, 2008 between Petro Resources Corporation and Wayne P. Hall.*
10.26	Employment Agreement dated May 27, 2008 between Petro Resources Corporation and Donald L. Kirkendall.*
10.27	Employment Agreement dated May 27, 2008 between Petro Resources Corporation and Harry Lee Stout. *
10.28	Employment Agreement dated May 27, 2008 between Petro Resources Corporation and James W. Denny. *
10.29	Employment Agreement dated May 27, 2008 between Petro Resources Corporation and Allen R. McGee. *
10.30	First Amendment to Credit Agreement dated March 19, 2009 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto
10.31	First Amendment to Second Lien Term Loan Agreement dated March 19, 2009 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto
21.1 (4)	List of Subsidiaries
23.1	Consent of Malone & Bailey, PC
23.2	Consent of Cawley Gillespie & Associates, Inc
23.3	Consent of DeGolyer & MacNaughton
23.4	Consent of Netherland, Sewell and Associates, Inc.
23.5	Consent of W.D. Von Gonten & Co.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* The referenced exhibit is a management contract, compensatory plan or arrangement.

(1)	Incorporated by reference from Petro Resource Corporation’s Registration Statement on Form SB-2 filed on March 21, 2006.
(2)	Incorporated by reference from Petro Resource Corporation’s Amendment No. 1 to Registration Statement on Form SB-2 filed on June 9, 2006.
(3)	Incorporated by reference from Petro Resources Corporation’s current report on Form 8-K filed on April 4, 2007.
(4)	Incorporated by reference from Petro Resources Corporation’s annual report on Form 10-KSB for the year ended December 31, 2006, filed on April 2, 2007.
(5)	Incorporated by reference from Petro Resources Corporation’s current report on Form 8-K filed on June 1, 2007.
(6)	Incorporated by reference from Petro Resources Corporation’s quarterly report on Form 10-QSB filed on August 14, 2007.
(7)	Incorporated by reference from Petro Resources Corporation’s Amendment No. 1 to Registration Statement on Form SB-2 filed on September 21, 2007.
(8)	Incorporated by reference from the Petro Resources Corporation’s quarterly report on Form 10-Q filed on May 15, 2008.
(9)	Incorporated by reference from Petro Resources Corporation’s current report on Form 8-K filed on September 11, 2008.
(10)	Incorporated by reference from Petro Resources Corporation’s quarterly report on Form 10-Q filed on November 13, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RESOURCES CORPORATION

Date: March 31, 2009	By:	/s/ Wayne P. Hall
Wayne P. Hall
Chairman of the Board and Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wayne P. Hall	Chairman of the Board and	March 31, 2009
Wayne P. Hall	Chief Executive Officer (Principal Executive Officer)

/s/ Harry Lee Stout	Executive Vice President and	March 31, 2009
Harry Lee Stout	Chief Financial Officer (Principal Financial Officer)

/s/ Allen R. McGee	Chief Accounting Officer	March 31, 2009
Allen R. McGee	(Principal Accounting Officer)

/s/ Donald L. Kirkendall	Director	March 31, 2009
Donald L. Kirkendall

/s/ J. Raleigh Bailes, Sr.	Director	March 31, 2009
J. Raleigh Bailes, Sr.

/s/ Brad Bynum	Director	March 31, 2009
Brad Bynum

/s/ Gary L. Hall	Director	March 31, 2009
Gary L. Hall

/s/ Joe L. McClaugherty	Director	March 31, 2009
Joe L. McClaugherty

/s/ Steven A. Pfeifer	Director	March 31, 2009
Steven A. Pfeifer