Form 10-K/A
period 2008-12-31
PETRO RESOURCES CORP
filed 2009-04-29
CIK 1335190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE:  Petro Resources Corporation, a Delaware corporation, is amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as originally filed with the Securities and Exchange Commission on March 31, 2009, for purposes of providing the information required by Part III of Form 10-K, as such information will not be incorporated by reference to a proxy statement for the company’s 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission within 120 days after December 31, 2008.   This amendment does not include items from the original Form 10-K that are not being hereby amended.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their ages, titles and biographies as of April 28, 2009 are set forth below:

Name	Age	Position
Wayne P. Hall	61	Chairman of the Board of Directors and Chief Executive Officer
Donald L. Kirkendall	52	President and Director
Harry Lee Stout	61	Executive Vice President, Chief Financial Officer and General Counsel
Allen R. McGee	59	Chief Accounting Officer
James W. Denny, III	61	Executive Vice President and Chief Operating Officer
J. Raleigh Bailes, Sr.	60	Director
Brad Bynum	39	Director
Gary L. Hall	59	Director
Joe L. McClaugherty	57	Director
Steven A. Pfeifer	46	Director

Mr. Wayne Hall has served as our chief executive officer and as a member of our board of directors since April 1, 2005, and also served as our president from April 1, 2005 to October 13, 2006. Between January 2004 and April 2005, Mr. Hall managed his family investments in securities and oil and gas interests. From January 2002 until January 2004, Mr. Hall served as senior advisor to Energy Partners, Ltd., an oil and gas exploration and production company. Mr. Hall served as president and director of Hall-Houston Oil Company, a privately-owned exploration and production concern he co-founded, from October 1983 until January 2002.

Mr. Kirkendall has served as our president and as a member of our board of directors since October 13, 2006, and as our executive vice president from October 2005. From May 2004 to October 2005, Mr. Kirkendall was an independent consultant in the oil and gas exploration industry. Between January 2001 and May 2004, Mr. Kirkendall was employed as a natural gas specialist in the Professional Services Group of SunGard Corporation, where he was responsible for the implementation of natural gas trading, scheduling and accounting software.

Mr. Stout has served as our executive vice president, chief financial officer and general counsel since June 1, 2007. From August 2006 to May 2007, Mr. Stout served as a consultant for Petrohawk Energy Corporation in the areas of contract review, coordination of litigation and the preparation and finalization of derivative oil and natural gas hedge instruments. From 1991 to 2006, Mr. Stout served as President of KCS Energy Services, Inc.

Mr. McGee has served as our chief accounting officer since April 1, 2005, and also served as our chief financial officer from April 1, 2005 to June 1, 2007. Mr. McGee has owned and managed Allen Roberts McGee, P.C., a private accounting practice since 1987. The firm specializes in both tax and financial accounting for privately held firms, principally oil and gas companies and family estates with major holdings in oil and gas and real estate. Mr. McGee is licensed by the State of Texas as a certified public accountant.  Mr. McGee is a brother-in-law of our chief executive officer, Wayne Hall.

Mr. Denny has serves as our executive vice president and chief operating officer since March 1, 2008.  Mr. Denny previously served as president and chief executive officer of Gulf Energy Management Company, a wholly owned subsidiary of Harken Energy Corporation, from January 2002 until October 2007.  From October 1999 until January 2002, he served as executive vice president of operations and chief operating officer for Harken Energy Corporation.  Mr. Denny is a registered professional engineer in Louisiana and is a certified earth scientist by the Society of Independent Petroleum Earth Scientists.  Mr. Denny is a member of various industry associations, including the American Petroleum Institute, National Society of Professional Engineers, Society of Petroleum Engineers, and the Society of Petroleum Evaluation Engineers.

Mr. Bailes has served as a member of our board of directors since March 1, 2006. Mr. Bailes has been a partner of Bailes, Bates & Associates, LLP, a tax and accounting firm, since March 2003. Between November 1999 and March 2003, Mr. Bailes owned and managed J. Raleigh Bailes, CPA, a tax and accounting firm. Mr. Bailes is admitted to practice before the U.S. Tax Court and is licensed by the State of Texas as a certified public accountant.

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

Mr. Gary Hall has served as a member of our board of directors since March 1, 2006. Hr. Hall is currently president of Hall-Houston Exploration Partners, L.L.C., an oil and gas exploration and production company, a position he has held since December 2004. Between March 2004 and December 2004, Mr. Hall managed his family investments. Between January 2002 and March 2004, Mr. Hall was vice chairman of the board of directors of Energy Partners Ltd., an oil and gas exploration and production company.  From 1983 to January 2002, Mr. Hall was the chairman and chief executive officer of Hall-Houston Oil Company, an oil and gas exploration and production company. Mr. Gary Hall is the brother of our chief executive officer, Wayne Hall.

Mr. McClaugherty has served as a member of our board of directors since April 13, 2006. For the past fifteen years, Mr. McClaugherty has been a senior partner of McClaugherty & Silver, P.C., a full service firm engaged in the practice of civil law located in Santa Fe, New Mexico.  Mr. McClaugherty is admitted to the state bars of New Mexico, Texas and Colorado.

Mr. Pfeifer has served as a member of our board of directors since May 5, 2006. Since January 2005, Mr. Pfeifer has served as the managing member of P.O.& G. Resources - Texas, LLC, a privately held oil and gas exploration and production company. From September 1999 to September 2004, Mr. Pfeifer was employed as an oil and gas analyst by Merrill Lynch Pierce Fenner & Smith, most recently as First Vice President in charge of Merrill Lynch’s Global Energy Research team. From October 2004 to December 2004, Mr. Pfeifer managed his family investments.

Additional Information About our Board and its Committees

Audit Committee

The current members of our audit committee are J. Raleigh Bailes, Sr., Brad Bynum and Joe L. McClaugherty.  Mr. Bailes serves as chairman of the audit committee.  Our audit committee includes at least one member who has been determined by our board of directors to meet the qualifications of an audit committee financial expert in accordance with SEC rules. Mr. Bailes is the independent director who has been determined to be an audit committee financial expert.  Mr. Bailes is a certified public accountant and has been engaged in a public accounting and tax practice for the last 34 years.  Each of the members of our audit committee are independent, as independent for audit committee members is defined in Section 803(A)(2) of the NYSE Amex Company Guide.  In addition, Mr. Bynum and Mr. McClaugherty each meet the definition of “financially sophisticated” as defined in Section 803(B)(2) of the NYSE Amex Company Guide and has an understanding of fundamental financial statements.

Compensation and Nominating Committee

The compensation and nominating committee of our board of directors discharges the board’s responsibilities relating to the compensation of our directors and officers, and recommends candidates for election  to our board of directors and oversees the director nomination process.  The current members of our compensation and nominating committee are Joe L. McClaugherty, Brad Bynum and Steven A. Pfeifer.  Mr. McClaugherty serves as chairman of the compensation and nominating committee.  The members of our nominating committee are independent, as independence for directors is defined in Section 803(A)(2) of the NYSE Amex Company Guide.

There has been no change to the procedure by which our securities holders may recommend nominees to our board of directors from the procedures last announced in our proxy statement filed with the Securities and Exchange Commission on April 29, 2008.

Compensation Committee Interlocks and Insider Participation

During our 2008 fiscal year, our compensation and nominating committee included Joe L. McClaugherty, Brad Bynum and Steven A. Pfeifer.   No member of our compensation and nominating committee is, or has ever been,  employed by Petro Resources Corporation or our subsidiaries.  None of our executive officers serve on the board of directors of another entity one of whose executive officers serves on our board of directors.

Code of Ethics

We have adopted a code of conduct that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), and have posted the text of the policy on our website (www.petroresourcescorp.com). If we make any substantive amendments to our code of conduct or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, president, chief financial officer or chief accounting officer or corporate controller, or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or by way of a current report on Form 8-K filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Rules adopted by the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the Securities and Exchange Commission on Forms 3, 4 or 5, as appropriate.  Such persons are required by the regulations of the Securities and Exchange Commission to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2008, except as follows:

•	Our president, Donald L. Kirkendall, conducted the late filing of a Form 4 to report his grant of common shares and options;
•	Our chief financial officer, Harry Lee Stout, conducted the late filing of a Form 4 to report his purchase of common shares;
•	Our chief operating officer, James W. Denny III, conducted the late filing of a Form 4 to report his purchase of common shares; and
•	Our director, Joe L. McClaugherty, conducted the late filing of a Form 4 to report his purchase of common shares.

Based on the reports, no officer or director sold any shares of our common stock in 2008.

Item 11.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us during the fiscal years ended December 31, 2008 and 2007 to our chief executive officer and our two most highly paid officers during 2008 other than our chief executive officer.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(4)	Option Awards ($)(4)	Total Compensation ($)(4)
Wayne P. Hall, Chairman and CEO	2008 2007	$150,000 $100,000	$29,167 --	-- --	-- --	$179,167 $100,000
Donald L. Kirkendall, President (2)	2008 2007	$150,000 $100,000	$79,167	$107,500 --	$293,364 --	$630,031 $100,000
James W. Denny III, Chief Operating Officer (3)	2008 2007	$150,000 --	-- --	$119,000 --	$112,381 --	$381,381 --
______________________

(1)
Commencing July 1, 2007, we agreed to pay Messrs. Hall and Kirkendall annual salaries of $150,000.  Mr. Denny commenced his employment with us on March 1, 2008, is paid a salary of $180,000 per year and is eligible to receive a performance based bonus for up to 100% of his base salary. Mr. Denny’s 2008 salary shown in the table above reflects a proration for the months of March through December 2008.

(2)
In January 2008, we awarded Mr. Kirkendall 100,000 shares of common stock, of which 25,000 shares were issued on January 9, 2008 and the remaining 75,000 shares vest and will be issued, subject to his continued employment, in 25,000 share increments on January 10, 2009, 2010 and 2011.  In January 2008, we also granted Mr. Kirkendall 200,000 stock options, at an exercise price of $2.00 per share, of which 50,000 options vested on the date of grant and  the remaining 150,000 options vest in 50,000 share increments on January 10, 2009, 2010 and 2011.

(3)
In March 2008, we awarded Mr. Denny 130,000 shares of our common stock, of which 40,000 shares were issued in March 2008 and the remaining 90,000 shares vest and will be issued, subject to his continued employment, in 30,000 share increments on March 1, 2009, 2010 and 2011.  In March 2008, we also granted Mr. Denny 100,000 stock options, at an exercise price of $1.70 per share, of which 25,000 options vested on the date of grant and the remaining 75,000 options vest in 25,000 share increments on March 1, 2009, 2010 and 2011.

(4)
The dollar amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R).  Assumptions used in the calculation of this amount are included in footnote (2) to our audited financial statements for the fiscal year ended December 31, 2008 included in our annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.

Outstanding Equity Awards at December 31, 2008

The unexercised options and warrants granted to our named executive officers and outstanding at December 31, 2008 are as follows:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested (6)
Wayne P. Hall, CEO	--	--	--	--	--	--
Donald L. Kirkendall, President	30,000 (1) 50,000 (3)	-- 150,000 (3)	$2.00 $2.00	11/21/10 01/10/13	75,000 (2)	$24,750
James W. Denny III, COO	25,000 (4)	75,000 (4)	$1.70	03/01/13	90,000 (5)	$29,700
__________________

(1)  In November 2005, we issued to Mr. Kirkendall warrants to purchase 43,750 shares of common stock for services provided to us prior to his employment.  Mr. Kirkendall subsequently transferred 13,750 of those warrants to a third party.
(2)  In January 2008, we awarded Mr. Kirkendall 100,000 shares of common stock, of which 25,000 shares were issued on January 9, 2008 and the remaining 75,000 shares vest and will be issued, subject to his continued employment, in 25,000 share increments on January 10, 2009, 2010 and 2011.
(3)  In January 2008, we granted Mr. Kirkendall 200,000 stock options, at an exercise price of $2.00 per share, of which 50,000 options vested on the date of grant and  the remaining 150,000 options vest in 50,000 share increments on January 10, 2009, 2010 and 2011.
(4)  In March 2008, we granted Mr. Denny 100,000 stock options, at an exercise price of $1.70 per share, of which 25,000 options vested on the date of grant and the remaining 75,000 options vest in 25,000 share increments on March 1, 2009, 2010 and 2011.
(5) In March 2008, we awarded Mr. Denny 130,000 shares of our common stock, of which 40,000 shares were issued in March 2008 and the remaining 90,000 shares vest and will be issued, subject to his continued employment, in 30,000 share increments on March 1, 2009, 2010 and 2011.
(6)  The dollar amounts are based on the market value of the shares as of December 31, 2008 using the last sale price on that date of $0.33 per share as reported on the NYSE Amex.

Stock Incentive Plan

We adopted a stock incentive plan in 2006 providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants.  We have reserved 3,000,000 shares of our common stock under the plan.  All officers, directors, employees and consultants to our company are eligible to participate under the plan.  The purpose of the plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company.  As of the date of this report, 340,000 shares of our common stock and options to purchase 1,035,000 shares of our common stock have been granted under the plan.

Compensation of Directors

It is our present policy to pay our outside or non-officer directors a fee of $1,000 per day for attending board or committee meetings, or a ratable portion for meetings of less than one full day.  We have also granted to our five outside directors, J. Raleigh Bailes, Brad Bynum, Gary L. Hall, Joe L. McClaugherty and Steven A. Pfeifer options to purchase 200,000 common shares each at an exercise price of $3.80 per share.  Effective as of December 31, 2008, Mr. McClaugherty and Mr. Pfeifer returned their respective 200,000 options for cancellation. The options vest and first become exercisable over four years, including 50,000 options vesting upon the grant of the options and an additional 50,000 options vesting on the first three anniversaries of the option grant. The options are subject to early termination in the event the holder ceases to be a director.  All of our directors receive reimbursement for out-of-pocket expenses for attending board of directors or committee meetings.  Any future outside directors may receive an attendance fee for each meeting of the board of directors.  From time to time we may also engage certain outside members of the board of directors to perform services on our behalf and we will compensate such persons for the services which they perform.

Directors who are employees of Petro Resources Corporation receive no compensation for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of our board and its committees.

2008 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

J. Raleigh Bailes, Sr.	$8,000	--	--	$8,000
Brad Bynum	$8,000	--	--	$8,000
Gary L. Hall	$4,000	--	--	$4,000
Joe L. McClaugherty	$7,000	--	--	$7,000
Steven A. Pfeifer	$4,000	--	--	$4,000

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In reviewing the following tables, please keep in mind that the percentage amounts for each reported party are based on 36,788,172 common shares issued and outstanding as of April 15, 2009.  The percentage amounts also give effect to the issuance of common shares underlying options and warrants exercisable within sixty (60) days held by the reported party.

5% Beneficial Owners

The following table sets forth certain information, as of April 15, 2009, regarding the beneficial ownership of our common stock by each person who is believed by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Eagle Operating, Inc. P.O. Box 853 Kenmare, North Dakota 58746	3,144,655	8.5%
Bonanza Master Fund, Ltd. (1) c/o Bonanza Capital, Ltd. 300 Crescent Court, Suite 1740 Dallas, Texas 75201	2,000,000	5.2%
J. Carlo Cannell 240 E. Deloney Ave Jackson, Wyoming 83001	3,323,480	9.0%
___________________
(1)	The share amount shown for Bonanza Master Fund, LP represent 2,000,000 shares underlying presently exercisable warrants.

Executive Officers and Directors

The following table sets forth certain information, as of April 15, 2009, regarding the beneficial ownership of our common stock by each of our directors and executive officers and all of our directors and executive officers as a group.  The address of the following persons listed below is c/o Petro Resources Corporation,  777 Post Oak Boulevard, Suite 910, Houston, Texas  77056.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Wayne P. Hall (1)	2,313,650	6.3%
Donald L. Kirkendall (2)	365,000	*
Harry Lee Stout (3)	231,000	*
Allen R. McGee	795,675	2.2%
James W. Denny, III (4)	130,000	*
J. Raleigh Bailes, Sr. (5)	200,000	*
Brad Bynum (5)	200,000	*
Gary L. Hall (5) (6)	400,000	1.1%
Joe L. McClaugherty (5)	10,000	*
Steven A. Pfeifer (5)	0	*
Directors and executive officers as a group (10)	4,645,325	12.3%
*Less than one percent

(1)
The share amount shown for Wayne P. Hall includes 100,000 shares of common stock and 100,000 shares underlying presently exercisable warrants held by Hall SouthWest Business Ventures, LP, Mr. Hall’s family’s private investment company.

(2)	The share amount shown for Mr. Kirkendall includes 60,000 shares underlying presently exercisable warrants and 100,000 shares underlying presently exercisable options.
(3)	The share amounts for Mr. Stout include 25,000 shares under presently exercisable warrants and 25,000 shares under presently exercisable options.
(4)	The share amounts for Mr. Denny include 50,000 shares under presently exercisable options.
(5)	The share amounts for Messrs. Bailes, Bynum and Gary L. Hall include 200,000 shares for each underlying presently exercisable options.
(6)
The share amount shown for Gary L. Hall includes 100,000 shares of common stock and 100,000 shares underlying presently exercisable warrants held by Houston Explorer Group, LP, a private investment company owned by Mr. Hall.

Equity Compensation Plan Information

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5, Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

Director Independence

We continue to monitor the rules and regulations of the Securities and Exchange Commission and the NYSE Amex to ensure that at least 50% of our board is composed of “independent” directors.  Our directors who are “independent”, as defined in Section 803(A)(2) of the NYSE Amex Company Guide, include J. Raleigh Bailes, Sr., Brad Bynum, Joe L. McClaugherty and Steven A. Pfeifer.  Pursuant to Rule 801(a) of the NYSE Amex Company Guide, only 50% of the members of our board of directors are required to be independent due to our status as a “smaller reporting company”, as such term is defined by the rules of the Securities and Exchange Commission.   Our audit committee and compensation and nominating committee are made up exclusively of our independent directors.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 26, 2008, we redeemed 2,563,712 shares of our outstanding Series A Preferred Stock at an aggregate redemption price of $7,946,735.  The preferred shares were held by investment funds managed by Touradji Capital Management, which immediately prior to the redemption beneficially owned in the aggregate in excess of 5% of our common shares.  Pursuant to the original terms of the Series A Preferred Stock, we were required to redeem all Series A Preferred Stock, at the redemption price paid by us,  no later than October 2, 2008. After giving effect to the redemption, there are no shares of Series A Preferred Stock outstanding.

In April 2006, we purchased a 5.33% limited partnership interest in Hall-Houston Exploration II, L. P., an oil and gas exploration and development partnership which has operations focused primarily offshore in the Gulf of Mexico. Our interest in the partnership required that we commit to contribute up to $8 million to the capital of the partnership, and during fiscal 2008 we paid capital contributions of $1,999,800. The president and chief financial officer of Hall-Houston Exploration Partners, L.L.C. are Gary L. Hall and Brad Bynum, respectively, both of whom presently serve on our board of directors; and Brad Bynum also serves on our audit committee. In addition, Gary L. Hall is the brother of our chief executive officer, Wayne P. Hall.  Wayne P. Hall has no direct or indirect ownership interest in Hall-Houston Exploration Partners, L.L.C.  However, Wayne P. Hall and two of our outside directors, Joe L. McClaugherty and Steven A. Pfeifer, each purchased limited partnership interests in Hall-Houston Exploration II, L. P.   We invested in Hall-Houston Exploration II, L. P. on the same terms as all other limited partner investors in the partnership, including Messrs. Wayne P. Hall, McClaugherty and Pfeifer.

On September 26, 2008, we sold our 5.33% limited partner interest in Hall-Houston Exploration II, L. P. to a non-affiliated partnership for cash consideration of $8.0 million and the purchaser’s assumption of the first $1,353,000 of capital calls on the limited partnership interest sold subsequent to September 26, 2008.  We agreed to reimburse the purchaser for up to $754,255 of capital calls on the limited partnership interest sold in excess of the first $1,353,000 of capital calls subsequent to September 26, 2008.

Review, Approval or Ratification of Transactions with Related Persons

Our board of directors has established an audit committee and the audit committee charter provides, among other things, that our audit committee will be comprised exclusively of members of our board who satisfy the independence requirements of Section 803(A)(2) of the NYSE Amex and that the audit committee is responsible for approving all related party transactions, as defined by the rules of the NYSE Amex, to which our company is a party.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2008 and 2007 by our independent registered public accounting firm for such years, Malone & Bailey, PC, fees for the audit of our consolidated financial statements for the years ended December 31, 2008 and 2007, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and accounting and auditing assistance relative to acquisition accounting and reporting.

	2008	2007
Audit Fees	$170,550	$156,832
Audit-Related Fees (1)	--	55,340
Tax Fees (2)	7,500	5,000
All Other Fees	—	—
_____________________________
(1) Audit related fees during 2007 were for the initial audit of our subsidiary, PRC Williston, LLC.
(2) Tax fees were for the preparation of our Form 1120 tax return.

Audit Committee Pre-Approval Policies

Our audit committee approves all audit fees, audit-related fees, tax fees and special engagement fees by our independent registered public accounting firm.  The audit committee approved 100% of such fees for the year ended December 31, 2008.

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial statements

Reference is made to the Index and Financial Statements under Item 8 in Part II in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009, where these documents are listed.

(b) Financial statement schedules

Financial statement schedules are either not required or the required information is included in the consolidated financial statements or notes thereto filed under Item 8 in Part II in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

(c) Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation of the Registrant, as amended
3.1.1 (6)	Certificate of Amendment to Certificate of Incorporation of the Registrant dated May 10, 2007
3.2 (1)	Amended and Restated Bylaws of the Registrant dated April 14, 2006
3.2.1 (2)	Amendment to Bylaws of the Registrant
3.2.2 (7)	Amendment to Bylaws of the Registrant dated October 12, 2006
4.1 (3)	Certificate of Designations of Preferences and Rights of Series A Preferred Stock
10.1 (1)	Form of Registration Rights Agreement dated August 1, 2005
10.2 (1)	Form of Warrant sold as part of August 2005 private placement
10.3 (1)	Lease Purchase Agreement dated January 10, 2006 between Petro Resource Corporation and The Meridian Resource & Exploration, LLC
10.4 (1)	2006 Stock Incentive Plan*
10.5 (1)	Form of Registration Rights Agreement dated February 17, 2006
10.6 (1)	Form of Warrant sold as part of February 2006 private placement
10.7 (2)	Subscription Agreement for Hall-Houston Exploration II, L.P.
10.8 (2)	Amended and Restated Agreement of Limited Partnership dated as of April 21, 2006 for Hall-Houston Exploration II, L.P.
10.9 (4)	Purchase and Sale Agreement dated December 11, 2006 with Eagle Operating, Inc.
10.10 (4)	Credit Agreement dated February 16, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.11 (4)	Security Agreement dated February 16, 2007 Between PRC Williston, LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.12 (4)	Guaranty and Pledge Agreement dated February 16, 2007 between Petro Resource Corporation and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.13 (4)	Lease dated September 30, 2006 with Gateway Ridgecrest Inc.
10.14 (3)	Securities Purchase Agreement dated April 3, 2007
10.15 (3)	Registration Rights Agreement dated April 3, 2007
10.16 (5)	Letter Agreement dated May 25, 2007 between Petro Resource Corporation and Harry Lee Stout*
10.17 (6)	Letter Agreement dated August 14, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.18 (7)	Letter Agreement dated September 19, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.19 (8)	First Amendment dated May 13, 2008 to Credit Agreement dated February 16, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.20 (9)	Credit Agreement dated as of September 9, 2008 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto
10.21 (9)	Second Lien Term Loan Agreement dated as of September 9, 2008 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto
10.22 (9)	Guaranty and Collateral Agreement dated as of September 9, 2008 among Petro Resources Corporation, PRC Williston LLC, and CIT Capital USA Inc., as administrative agent

10.23 (9)	Second Lien Guaranty and Collateral Agreement dated as of September 9, 2008 among Petro Resources Corporation, PRC Williston LLC, and CIT Capital USA Inc., as administrative agent
10.24 (10)	Partnership Interest Purchase Agreement dated September 26, 2008, as amended on September 29, 2008, between Petro Resources Corporation and PRC HHEP II, LP
10.25 (11)	Employment Agreement dated May 27, 2008 between Petro Resources Corporation and Wayne P. Hall.*
10.26 (11)	Employment Agreement dated May 27, 2008 between Petro Resources Corporation and Donald L. Kirkendall.*
10.27 (11)	Employment Agreement dated May 27, 2008 between Petro Resources Corporation and Harry Lee Stout. *
10.28 (11)	Employment Agreement dated May 27, 2008 between Petro Resources Corporation and James W. Denny. *
10.29 (11)	Employment Agreement dated May 27, 2008 between Petro Resources Corporation and Allen R. McGee. *
10.30 (11)	First Amendment to Credit Agreement dated March 19, 2009 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto
10.31 (11)	First Amendment to Second Lien Term Loan Agreement dated March 19, 2009 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto
21.1 (4)	List of Subsidiaries
23.1 (11)	Consent of Malone & Bailey, PC
23.2 (11)	Consent of Cawley Gillespie & Associates, Inc
23.3 (11)	Consent of DeGolyer & MacNaughton
23.4 (11)	Consent of Netherland, Sewell and Associates, Inc.
23.5 (11)	Consent of W.D. Von Gonten & Co.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The referenced exhibit is a management contract, compensatory plan or arrangement.

(1)	Incorporated by reference from Petro Resource Corporation’s Registration Statement on Form SB-2 filed on March 21, 2006.
(2)	Incorporated by reference from Petro Resource Corporation’s Amendment No. 1 to Registration Statement on Form SB-2 filed on June 9, 2006.
(3)	Incorporated by reference from Petro Resources Corporation’s current report on Form 8-K filed on April 4, 2007.
(4)	Incorporated by reference from Petro Resources Corporation’s annual report on Form 10-KSB for the year ended December 31, 2006, filed on April 2, 2007.
(5)	Incorporated by reference from Petro Resources Corporation’s current report on Form 8-K filed on June 1, 2007.
(6)	Incorporated by reference from Petro Resources Corporation’s quarterly report on Form 10-QSB filed on August 14, 2007.
(7)	Incorporated by reference from Petro Resources Corporation’s Amendment No. 1 to Registration Statement on Form SB-2 filed on September 21, 2007.
(8)	Incorporated by reference from the Petro Resources Corporation’s quarterly report on Form 10-Q filed on May 15, 2008.
(9)	Incorporated by reference from Petro Resources Corporation’s current report on Form 8-K filed on September 11, 2008.
(10)	Incorporated by reference from Petro Resources Corporation’s quarterly report on Form 10-Q filed on November 13, 2008.
(11)	Incorporated by reference from Petro Resources Corporation’s annual report on Form 10-K filed on March 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RESOURCES CORPORATION

Date: April 29, 2009	By:	/s/ Wayne P. Hall
Wayne P. Hall
Chairman of the Board and Chief Executive Officer (Authorized Signatory)