Form 10-Q
period 2009-03-31
PETRO RESOURCES CORP
filed 2009-05-11
CIK 1335190

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(832) 369-6986
(Issuer’s telephone number)

Indicate by check mark  whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2009 there were 36,788,172 shares of the registrant’s common stock ($.01 par value) outstanding.

PETRO RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2009

i

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

PETRO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$2,154,045	$6,120,402
Accounts receivable	1,192,112	1,038,973
Prepaids	13,521	75,406
Derivative assets	2,964,445	2,944,997
Total current assets	6,324,123	10,179,778

Property and equipment
Oil and natural gas properties, successful efforts accounting
Unproved	17,807,560	18,562,932
Proved properties, net	30,638,182	27,264,790
Furniture and fixtures, net	104,833	110,499
Total property and equipment	48,550,575	45,938,221

Other assets
Derivative Assets	3,820,966	4,338,832
Deferred financing costs, net of amortization of $232,102 and $129,200 respectively	1,094,878	1,197,780
Deposit	10,257	10,257
Total other assets	4,926,101	5,546,869

Total Assets	$59,800,799	$61,664,868

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$2,022,377	$2,617,034
Accrued liabilities	96,746	106,592
Payable on sale of partnership	754,255	754,255
Note payable		19,527
Total current liabilities	2,873,378	3,497,408

Revolving credit borrowings	6,500,000	6,500,000
Term loan	15,000,000	15,000,000
Asset retirement obligation	1,646,285	1,589,197
Total liabilities	26,019,663	26,586,605

Shareholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding.	-	-

Common stock, $0.01 par value; 100,000,000 shares authorized,
36,788,172 and 36,768,172 shares issued and outstanding
as of March 31, 2009 and December 31, 2008 respectively	367,882	367,682
Additional paid in capital	51,504,077	51,311,502
Accumulated deficit	(19,357,113)	(17,985,830)
Total Petro Resources Corp. shareholders' equity	32,514,846	33,693,354
Minority interest	1,266,290	1,384,900
Total Equity	33,781,136	35,078,263
Total Liabilities and Shareholders' Equity	$59,800,799	$61,664,868

The accompanying notes are an integral part of these financial statements

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
Revenue
Oil and gas sales	$1,817,036	$3,058,001
Other income	100,000	100,000
	1,917,036	3,158,001
Expenses
Lease operating expenses	1,244,562	1,222,398
Exploration	94,475	572,510
Depreciation, depletion and accretion	1,307,527	525,172
General and administrative	746,613	1,293,443

Total expenses	3,393,177	3,613,523

Loss from operations	(1,476,141)	(455,522)

Other income and (expense)
Interest income	601	75,855
Interest expense	(570,677)	(514,961)
Gain (loss) on derivative contracts	556,315	(685,594)

Net loss	(1,489,902)	(1,580,222)

Less: Net loss attributable to the minority interest	118,619	126,825

Net loss attributable to Petro Resources Corp.	(1,371,283)	(1,453,397)

Dividend on Series A Convertible Preferred	-	(180,808)

Net loss attibutable to Petro Resources Corp. common stockholders	$(1,371,283)	$(1,634,205)

Earnings per common share
Basic and diluted	$(0.04)	$(0.04)

Weighted average number of common shares outstanding
Basic and diluted	36,778,172	36,652,831

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities
Net loss	$(1,371,283)	$(1,453,397)
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Minority interest	(118,619)	(126,826)
Depletion, depreciation, and accretion	1,307,527	525,172
Amortization included in interest expense	102,902	365,703
Dry hole costs	30,339	465,439
Issuance of common stock and stock options for services	192,775	594,635
Unrealized loss on derivative contracts	498,417	208,109
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(153,140)	(432,586)
Prepaid expenses	61,885	25,519
Accounts payable	11,680	(513,089)
Accrued expenses	(9,846)	109,553
Net cash provided by (used in) operating activities	552,637	(231,768)

Cash flows from investing activities
Capital expenditures	(4,499,467)	(1,928,169)
Net cash used in investing activities	(4,499,467)	(1,928,169)

Cash flows from financing activities
Proceeds from loan	-	2,268,575
Principal payment on loan	(19,527)	(778,150)
Net cash provided by (used in) financing activities	(19,527)	1,490,425

Net (decrease) in cash	(3,966,357)	(669,512)
Cash, beginning of period	6,120,402	15,399,547

Cash, end of period	$2,154,045	$14,730,035

Supplemental disclosure of cash flow information
Cash paid for interest	$467,775	$395,682
Cash paid for federal income taxes	-	-

Non-cash transactions
Preferred stock dividend paid in preferred shares	$-	$180,808
Capitalized interest in oil and gas properties	$-	$850,738
Property and equipment included in accounts payable	$606,339	$317,710

The accompanying notes are an integral part of these financial statements

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of Petro Resources Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Petro Resource’s annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements as reported in the 2008 annual report on Form 10-K have been omitted.

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

Derivative Instruments

At March 31, 2009 we had commodity derivative financial instruments in place that do not qualify for hedge accounting under SFAS 133. Therefore, the changes in fair value subsequent to the initial measurement are recorded in income. Although our derivative instruments are valued using public indexes, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, our derivative liabilities have been classified as Level 2.

The follow table provides a summary of the fair value of our derivative liabilities measured on a recurring basis under SFAS 157:

	Fair value measurements on a recurring basis March 31, 2009
	Level 1	Level 2	Level 3
Assets
Commodity derivatives	$-	$6,785,411	$-

Note 3 —Derivative Financial Instruments

We entered into commodity derivative financial instruments intended to hedge our exposure to market fluctuations of oil prices. As of March 31, 2009, we had commodity swaps for the following oil volumes:

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

	Barrels per quarter	Barrels per day	Price per barrel

2009
Second quarter	8,325	91	$72.62
Third quarter	8,400	91	$72.55
Fourth quarter	8,400	91	$72.55

2010
First quarter	14,825	165	$93.50
Second quarter	15,000	165	$105.45
Third quarter	15,000	163	$105.45
Fourth quarter	15,000	163	$105.45

2011
First quarter	13,500	150	$105.45
Second quarter	13,500	148	$105.45
Third quarter	13,500	147	$105.45
Fourth quarter	13,500	147	$105.45

As of March 31, 2009, the fair value of the above commodity swaps $4,718,673.

On June 5, 2008, the Company purchased a floor at $110 per barrel for 100 bbls per day for the calendar year 2009 for a price of $363,175. As of  March 31, 2009 the fair value of the floor was $1,514,305.

On October 6, 2008, the Company purchased a floor at $7.75 per MCF for 20,000 MCF per month for the calendar year 2009 for a price of $200,400. As of  March 31, 2009 the fair value of the floor was $552,433.

During quarter ended March 31, 2009, we incurred a gain of $556,315 related to derivative contracts. Included in this gain was $1,054,732 of realized gains related to settled contracts, and $498,417 of unrealized losses related to unsettled contracts. Unrealized gain and losses are based on the changes in the fair value of derivative instruments covering positions beyond March 31, 2009.

Note 4 – Minority Interest

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

Minority Interest
Minority interest at December 31, 2008	$1,384,909
Loss to minority interest	(118,619)
Minority interest at March 31, 2009	$1,266,290

Note 5 —Share Based Compensation

Petro Resources recognized stock compensation expense of $192,775 and $594,635 for the three months ended March 31, 2009 and 2008 respectively.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

A summary of option activity for the three months ended March 31, 2009 is presented below:

	Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2008	1,035,000	$3.11
Granted	-	-
Exercised, forfeited, or expired	-	-
Outstanding at March 31, 2009	1,035,000	3.11

Exercisable at December 31, 2008	752,500	3.56
Exercisable at March 31, 2009	830,000	$3.37

A summary of Petro Resources non-vested options as of  March 31, 2009 is presented below.

Non-vested Options	Shares
Non-vested at December 31, 2008	282,500
Granted	-
Vested	(77,500)
Forfeited	-
Non-vested at March 31, 2009	205,000

Total unrecognized compensation cost related to non-vested options granted under the Plan was $158,739 and $1,381,405 as of March 31, 2009 and 2008 respectively. The cost at March 31, 2009 is expected to be recognized over a weighted-average period of 1.6 years. The aggregate intrinsic value for options was $0; and the weighted average remaining contract life was 2.64 years.

As allowed by SFAS 123(R), the Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options and stock settled stock appreciation rights.

PETRO RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

The assumptions used in the fair value method calculation for the three months ended March 31, 2009 and 2008 are disclosed in the following table:

Three Months Ended March 31,
	2009		2008(1)

Weighted average value per option granted during the period (2)	$	N/A	$1.36
Assumptions (3):
Stock price volatility		N/A	104-105%
Risk free rate of return		N/A	1.87-2.69%

Expected term		N/A	3.25 years

(1)	Our estimated future forfeiture rate is zero.
(2)	Calculated using the Black-Scholes fair value based method.
(3)	We do not pay dividends on our common stock.

A summary of warrant activity for the three months ended March 31, 2009 is presented below:

	Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2008	6,838,962	$2.15
Granted	-	-
Exercised, forfeited, or expired	-	-
Outstanding at March 31, 2009	6,838,962	$2.15

Exercisable at December 31, 2008	6,838,962	$2.15
Exercisable at March 31, 2009	6,838,962	$2.15

The aggregate intrinsic value for warrants was $0; and the weighted average remaining contract life was 1.67 years.

Note 6 – Subsequent events

On April 10, 2009, the Company signed a promissory note with a finance company for $217,336 to finance its various insurance policies. The interest rate on the note is 4.75% with payments of $22,210 per month beginning May 1, 2009 and the final payment due February 1, 2009. The note is secured by the insurance policies.

On April 16, 2009, the Company borrowed an additional $1,000,000 against its line of credit.

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

There are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, are included in our filings with the SEC, including the risk factors set forth of our annual report on Form 10-K for our 2008 fiscal year filed with the SEC on March 31, 2009.

General

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

Results of Operations

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008

The Company’s net production for the quarter ended March 31, 2009 included 33,369 barrels of oil, 121,874 mcf of natural gas, and 12,100 barrels of natural gas liquids for a barrel-equivalent total of 65,781 boe compared to 30,179 barrels of oil, 42,275 mcf of natural gas, and 4,035 barrels of natural gas liquids for a barrel-equivalent total of 41,260 boe for the quarter ended March 31, 2008.

For the quarter ended March 31, 2009, the average daily production was approximately 730 boe per day compared to average daily production of 461 boe per day for the quarter ended March 31, 2008.

The Company realized prices for the quarter ended March 31, 2009 were $33.84 per barrel of oil, $3.24 per mcf of natural gas, and $24.25 per barrel of natural gas liquids compared to $85.93 per barrel of oil, $5.59 per mcf of natural gas, and $48.06 per barrel of natural gas liquids for the comparable prior year period.

Revenue for the quarter ended March 31, 2009 consisted $1,817,036 of oil and gas sales compared to oil and gas sales of $3,058,001 for the quarter ended March 31, 2008. The decrease in revenue from oil and gas sales was due primarily to significantly lower commodity prices.

Lease operating expenses for the quarter ended March 31, 2009 totaled $1,244,562 compared to lease operating expenses of $1,222,398 for the prior year comparable period. While lease operating expenses have not come off as quickly as the drop in commodity prices in the initial months of 2009, the industry has begun to see a retreat in these costs reflecting the current market conditions.

Exploration costs for the quarter ended March 31, 2009 were $94,475 compared to $572,510 for the quarter ended March 31, 2008. Exploration costs represent our drilling costs associated with dry holes and the carrying costs of properties. The decrease in exploration costs represents our successful drilling efforts in the Cinco Terry Prospect in Crockett County, Texas as well as the Surprise Prospect in Nacogdoches County, Texas.

We incurred no expenses related to the impairment of oil and gas properties in the quarters ended March 31, 2009 or 2008. Impairment expenses represent the write-down of previously capitalized expenses for productive wells. We take an impairment charge for a productive well when there is an indication that we may not receive production payments equal to the net capitalized costs. No wells needed to be written down in either quarter.

Our expenses for depreciation, depletion, and accretion for the quarter ended March 31, 2009 totaled $1,307,527 compared to $525,172 for the same period in the prior year. This was due to our increased production as a result of the Cinco Terry Field drilling program, the Surprise prospect wells coming online as well as increased depletion rates.

General and administrative expenses for the quarter ended March 31, 2009 totaled $746,613 compared to general and administrative expenses of $1,293,443 for the prior year period. General and administrative expenses for the quarters ended March 31, 2009 and March 31, 2008 included expenses of $192,775 and $594,365, respectively, for outstanding common stock shares and common stock options granted under our Stock Incentive Plan. Without giving effect to expenses for common shares and stock options, our general and administrative expenses for the quarters ended March 31, 2009 and March 31, 2008 were $553,838 and $699,078, respectively. The decrease in general and administrative expenses (other than expenses for options and common shares) between reporting periods was due to the decrease in legal and professional services and a decrease in employee costs because at this time, no bonuses have been paid this year.

We incurred a net loss from operations of $1,476,141 for the quarter ended March 31, 2009 compared to a loss from operations of $455,522 during the same period in the prior year.   The increase in net loss occurred due to the decline in commodity prices leading to reduced revenue in addition to slowly retreating lease operating expenses.

During the quarter ended March 31, 2009, interest expense totaled $570,677, compared to $514,961 for the quarter ended March 31, 2008.  The increase in interest expense was principally due to decreased capitalization of interest.

Beginning in March 2007, we entered into commodity derivative financial instruments for purposes of hedging our exposure to market fluctuations of oil prices.  During the quarter ended March 31, 2009, we incurred a gain on derivative contracts of $556,315 compared to a loss of $685,594 for the comparable period in 2008. Our gain on derivative contracts include both $1,054,732 in gains on the actual settlement of certain derivative financial instruments during quarter ended March 31, 2009 and the unrealized loss of $498,417 based on the changes in the fair value of derivative instruments covering positions beyond March 31, 2009.

We incurred a net loss attributable to common shareholders of $1,371,283 ($.04 per share) during the quarter ended March 31, 2009, compared to a net loss of $1,634,205 ($.04 per share) to common shareholders for the same period in 2008.  The  decrease in net loss was primarily the result of an gain on derivative contracts.

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

The business of oil and natural gas acquisition, exploration and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties.  As explained under “Financial Condition and Liquidity” below, based on our present working capital, available borrowings under the credit facility and current rate of cash flow from operations, we believe we have available to us sufficient working capital to fund our operations and expected commitments for exploration and development through, at least, December 31, 2009.  However, in the event we receive calls for capital greater than, or generate cash flow from operations less than, we expect, we may require additional working capital to fund our operations and expected commitments for exploration and development prior to December 31, 2009.  We will seek additional working capital through the sale of our securities and we will endeavor to obtain additional capital through bank lines of credit and project financing.  However, as described further below, under the terms of our existing credit facilities, we are prohibited from incurring any additional debt from third parties.  Our ability to obtain additional working capital through new bank lines of credit and project financing may be subject to the repayment of outstanding sums drawn from the $65.0 million credit facilities.

We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental, investor relations, audit and tax services.  We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management.

Financial Condition and Liquidity

As of the date of this report, we estimate our capital budget for fiscal 2009 to be approximately $7.3 million, including:

•	Up to $3.4 million to be deployed for drilling in Cinco Terry.
•	Up to $1.2 million towards operations in the Surprise Prospect.
•	Up to $1.5 million to be used in connection with our interest in the East Chalkley Prospect and Leblanc Prospect.
•	Up to $495,000 to maintain secondary recovery efforts in North Dakota.
•	Approximately $700,000 to be used in connection with other prospect areas.

As of March 31, 2009, we had total assets of $59,800,799 and working capital of $3,450,745.  In addition, we have $65.0 million in credit facilities, of which $21.5 million is outstanding as of March 31, 2009 and $5.5 million is available for additional borrowing for purposes of financing our commitments towards the drilling and development of our oil and gas properties.  Based on our present working capital, available borrowings under the credit facility and current rate of cash flow from operations, we believe we have available to us sufficient working capital to fund our operations and expected commitments for exploration and development through, at least, December 31, 2009.  However, in the event we receive calls for capital greater than, or generate cash flow from operations less than, we expect, we may require additional working capital to fund our operations and expected commitments for exploration and development prior to December 31, 2009.

We may seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing.  However, other than our existing credit facilities, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have no history of generating significant cash from oil and gas operations.  Further, as described further below, under the terms of our existing  credit facilities, we are prohibited from incurring any additional debt from third parties.  Our ability to obtain additional working capital through bank lines of credit and project financing may be subject to the repayment of our credit facilities.  Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.  If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price may be materially adversely affected.

CIT Credit Facility

On September 9, 2008 and amended on March 19, 2009, we entered into a $50.0 million Credit Agreement (the "Credit Agreement") with certain lenders named in the agreement and CIT Capital USA Inc., as administrative agent for the lenders, and a $15.0 million Second Lien Term Loan Agreement (the "Second Lien Term Loan Agreement") with certain lenders named in the agreement and CIT Capital USA Inc., as administrative agent for the lenders. All term loans available under the Second Lien Term Loan facility were advanced to us on September 9, 2008 and were used to retire our previously existing credit facility arranged by Petrobridge Investment Management, LLC.

The Credit Agreement provides for a $50.0 million first lien revolving credit facility, with an initial borrowing base availability of $17.0 million. The first lien facility may be used for loans and, subject to a $500,000 sublimit, letters of credit. Borrowings under the Credit Agreement may be used to provide working capital for exploration and production purposes, to refinance existing debt, and for general corporate purposes. The maturity date of the Credit Agreement is September 9, 2011.

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

The Credit Agreement was amended on March 19, 2009 because we were unable to comply with the interest and debt coverage covenants under the terms of the original Credit Agreement and Second Lien Term Loan Agreement for the fiscal quarter ended December 31, 2008. Pursuant to the amendments, the administrative agent and the lenders have agreed to waive these defaults. In connection with the semi-annual review of our borrowing base, lower commodity prices have resulted in our borrowing base for the Credit Agreement being reduced from $17.0 million to $12.0 million. The terms of the Credit Agreement and Second Lien Term Loan Agreement as amended are as follows.

Under the Credit Agreement, the Company must have (A) a ratio of EBITDAX to Interest Expense (as each term is defined in the Credit Agreement) of not less than 2.0:1.0 for the first and second fiscal quarters of 2009, 2.25:1.0 for the third and fourth fiscal quarters of 2009, and 2.5:1.0 for each fiscal quarter thereafter; (B) a ratio of Net Debt (as such term is defined in the Credit Agreement) to EBITDAX of not more than 6.5:1.0 for the fiscal quarters of 2009, 6.0:1.0 for the fiscal quarters of 2010, and 5.0:1 for each fiscal quarter thereafter; (C) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0:1.0 for each fiscal quarter; and (D) a ratio of First Lien debt to EBITDAX of not more than 2.75:1.0 for each fiscal quarter. Borrowings under the Credit Agreement bear interest, at our option, at either a fluctuating base rate or a rate equal to LIBOR (with a LIBOR floor of 2.50%) plus, in each case, a margin determined based on our utilization of the borrowing base. The amendment includes an increase in the margin of 50 basis points.

Under the Second Lien Term Loan Agreement, the Company must have (A) a ratio of Total Reserve Value to Debt (as each term is defined in the Second Lien Term Loan Agreement) of not less than 1.75:1.0; and (B) a ratio of Net Debt to EBITDAX (as each term is defined in the Second Lien Term Loan Agreement) of not more than 6.5:1.0 for the fiscal quarters of 2009 and 2010 and 5.5:1 for the fiscal quarters of 2011 each fiscal quarter ending thereafter. Borrowings under the Second Lien Term Loan Agreement bear interest, at our option, at either a fluctuating base rate plus 6.50% per annum or a rate equal to LIBOR (with a LIBOR floor of 2.50%) plus 7.50% per annum.

As of March 31, 2009, we have drawn $21.5 million, of which $15.0 million was drawn on the Second Lien Term Loan Agreement and $6.5 million was drawn on the Credit Agreement. Subject to the above-described conditions, we are permitted to use the remaining available funds under the Credit Agreement to finance our capital program and fund general corporate purposes.  As of March 31, 2009, $5.5 million is available for additional borrowing under the credit facilities.

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

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control. We made no changes to our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit No.	Description	Method of Filing
10.1	First Amendment to Credit Agreement dated March 19, 2009 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto	(1)
10.2	First Amendment to Second Lien Term Loan Agreement dated March 19, 2009 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto	(1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Filed herewith

(1)  Incorporated by reference from Petro Resources Corporation’s annual report on Form 10-K filed on March 31, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PETRO RESOURCES CORPORATION

Date: May 11, 2009	/s/ Wayne P. Hall
Wayne P. Hall,
Chief Executive Officer

Date: May 11, 2009	/s/ Harry Lee Stout
Harry Lee Stout,
Chief Financial Officer