Form 10-Q
period 2009-06-30
MAGNUM HUNTER RESOURCES CORP
filed 2009-08-14
CIK 1335190

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

-OR-

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-32997

MAGNUM HUNTER RESOURCES CORPORATION
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

As of August 1, 2009 there were 40,806,872 shares of the registrant’s common stock ($.01 par value) outstanding.

MAGNUM HUNTER RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2009

i

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$677,555	$6,120,402
Accounts receivable	1,292,404	1,038,973
Prepaids	208,643	75,406
Derivative assets	1,906,186	2,944,997
Total current assets	4,084,788	10,179,778

Property and equipment
Oil and natural gas properties, successful efforts accounting
Unproved	18,199,691	18,562,932
Proved properties, net	31,068,522	27,264,790
Furniture and fixtures, net	134,832	110,499
Total property and equipment	49,403,045	45,938,221

Other assets
Derivative assets	2,423,475	4,338,832
Deferred financing costs, net of amortization of $335,005 and $129,200 respectively	991,975	1,197,780
Deposit	10,257	10,257
Total other assets	3,425,707	5,546,869
Total Assets	$56,913,540	$61,664,868

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$569,571	$2,617,034
Accrued liabilities	304,332	106,592
Revenue payable	76,500	-
Derivative liability	75,011	-
Payable on sale of partnership	640,695	754,255
Note payable	153,034	19,527
Total current liabilities	1,819,143	3,497,408

Revolving credit borrowings	7,500,000	6,500,000
Term loan	15,000,000	15,000,000
Asset retirement obligation	1,683,352	1,589,197
Total liabilities	26,002,495	26,586,605

Shareholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding.	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized,
40,806,872 and 36,768,172 shares issued and outstanding
as of June 30, 2009 and December 31, 2008 respectively	408,069	367,682
Additional paid in capital	51,983,388	51,311,502
Accumulated deficit	(22,750,689)	(17,985,830)
Total shareholders' equity	29,640,768	33,693,354
Noncontrolling interest	1,270,277	1,384,909
Total Equity	30,911,045	35,078,263
Total Liabilities and Shareholders' Equity	$56,913,540	$61,664,868

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue
Oil and gas sales	$2,428,891	$4,368,442	$4,245,927	$7,426,443
Other income	100,000	-	200,000	100,000
Total revenue	2,528,891	4,368,442	4,445,927	7,526,443

Expenses
Lease operating expenses	1,273,205	1,346,708	2,517,767	2,569,106
Exploration	19,201	37,654	113,676	610,164
Depreciation, depletion and accretion	799,335	612,021	2,106,862	1,137,193
General and administrative	1,445,062	894,329	2,191,675	2,187,772

Total expenses	3,536,803	2,890,712	6,929,980	6,504,235

Income (loss) from operations	(1,007,912)	1,477,730	(2,484,053)	1,022,208

Other income and (expense)
Interest income	251	63,147	852	139,002
Interest expense	(607,509)	(590,819)	(1,178,186)	(1,105,780)
Loss on derivative contracts	(1,774,419)	(2,778,056)	(1,218,104)	(3,463,650)

Net loss	(3,389,589)	(1,827,998)	(4,879,491)	(3,408,220)

Less: Net loss attributable to noncontrolling interest	(3,987)	223,165	114,632	349,990

Net loss attributable to Magnum Hunter Resources Corporation	(3,393,576)	(1,604,833)	(4,764,859)	(3,058,230)

Dividend on Series A Convertible Preferred	-	(277,993)	-	(458,801)

Net loss attibutable to common stockholders	$(3,393,576)	$(1,882,826)	$(4,764,859)	$(3,517,031)

Earnings per common share
Basic and diluted	$(0.09)	$(0.05)	$(0.13)	$(0.10)

Weighted average number of common shares outstanding
Basic and diluted	36,797,771	36,718,186	36,788,129	36,685,504

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities
Net loss	$(4,879,491)	$(3,408,220)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation, and accretion	2,106,862	1,137,193
Amortization included in interest expense	205,805	795,143
Dry hole costs	30,339	465,439
Issuance of common stock and stock options for services	712,273	891,317
Unrealized loss on derivative contracts	3,029,178	2,251,397
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(253,431)	(670,253)
Prepaid expenses	(133,237)	(134,247)
Accounts payable	161,708	(452,910)
Revenue payable	76,500	-
Accrued expenses	197,740	(102,009)
Net cash provided by operating activities	1,254,246	772,850

Cash flows from investing activities
Capital expenditures	(7,830,600)	(6,249,307)
Purchase of floor	-	(363,175)
Investment in partnership	-	(533,280)
Cash used in investing activities	(7,830,600)	(7,145,762)

Cash flows from financing activities
Proceeds from loan	1,217,336	3,614,968
Principal payment on loan	(83,829)	(2,170,358)
Net cash provided by financing activities	1,133,507	1,444,610

Net decrease in cash and cash equivalents	(5,442,847)	(4,928,302)
Cash and cash equivalents, beginning of period	6,120,402	15,399,547

Cash and cash equivalents, end of period	$677,555	$10,471,245

Supplemental disclosure of cash flow information
Cash paid for interest	$972,381	$774,967
Cash paid for federal income taxes	-	-

Non-cash transactions
Preferred stock dividend paid in preferred shares	$-	$458,801
Capitalized interest in oil and gas properties	$-	$1,610,718
Property and equipment included in accounts payable	$-	$1,026,541

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional			Total
	Number		Paid-in	Accumulated	Noncontrolling	Shareholders'
	of Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2008	36,768,172	$367,682	$51,311,502	$(17,985,830)	$1,384,909	$35,078,263
Restricted stock issued to employees and directors	4,038,700	40,387	167,645			208,032
Stock options to employees and directors			504,241			504,241
Net loss				(4,764,859)	(114,632)	(4,879,491)

Balance, June 30, 2009	40,806,872	$408,069	$51,983,388	$(22,750,689)	$1,270,277	$30,911,045

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of Magnum Hunter Resources Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the  rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements as reported in the 2008 annual report on Form 10-K have been omitted.

Effective January 1, 2009, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51, (“SFAS 160”). This standard changed the accounting for and reporting of minority interest (now called noncontrolling interest) in the unaudited consolidated financial statements. The adoption of SFAS 160 has resulted in the reclassification of amounts previously attributable to noncontrolling interest to a separate component of stockholders’ equity on the accompanying unaudited consolidated balance sheets. Additionally, net loss attributable to noncontrolling interest is shown separately from net loss in the unaudited consolidated statements of operations.

Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2 – New Accounting Pronouncements

Effective this quarter, the Company implemented SFAS No. 165, Subsequent Events (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events. However, the Company did have nonrecognizable subsequent events as disclosed in Footnote 9.

In April 2009, the FASB issued FASB Staff Position (FSP) No. SFAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FAS 107-1) to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB 28, Interim Financial Reporting.  SFAS 107-1 changes the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. The Company adopted FAS 107-1 in the second quarter of 2009. There was no impact on the Company’s operating results, financial position or cash flows; however additional disclosures were added for the Company’s fair value of financial instruments. See Note 3 “Fair Value of Financial Instruments” for more details.

Note 3 - Fair Value of Financial Instruments

The Company has adopted the provisions of SFAS No. 157, Fair Value measurements, for all its financial instruments. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The following describes the valuation methodologies we used to measure financial instruments at fair value.

Derivative Instruments

The follow table provides a summary of the fair value of our derivative liabilities measured on a recurring basis under SFAS 157:

Fair value measurements on a recurring basis June 30, 2009
	Level 1	Level 2	Level 3
Assets
Commodity derivatives	$-	$4,329,661	$-
Liabilities
Commodity derivatives	$-	$75,011	$-

Fair value measurements on a recurring basis December 31, 2008
	Level 1	Level 2	Level 3
Assets
Commodity derivatives	$-	$7,283,829	$-
Liabilities
Commodity derivatives	$-	$-	$-

At June 30, 2009 and December 31, 2008, the Company had commodity derivative financial instruments in place that are accounted for under SFAS 133. The Company does not apply hedge accounting as allowed by SFAS 133, therefore, the changes in fair value subsequent to the initial measurement are recorded in income. The estimated fair value amounts of the Company’s derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s derivative instruments are valued using public indexes, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange.

As of June 30, 2009 and December 31, 2008, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

The estimated fair value of short-term financial instruments, including cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s Senior Credit Agreement approximates carrying value because the facility’s interest rate approximates current market rates.

Note 4 —Derivative Financial Instruments

We entered into commodity derivative financial instruments intended to hedge our exposure to market fluctuations of oil and natural gas prices. As of June 30, 2009, we had commodity swaps for the following oil volumes:

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

As of June 30, 2009, the fair value of the above commodity swaps amounted to $3,096,630.

On June 5, 2008, the Company purchased a floor at $110 per barrel for 100 bbls per day for the calendar year 2009 for a price of $363,175.  As of June 30, 2009 the fair value of the floor was $825,122.

On October 6, 2008, the Company purchased a floor at $7.75 per MCF for 20,000 MCF per month for the calendar year 2009 for a price of $200,400. As of June 30, 2009 the fair value of the floor was $332,898.

During six months ended June 30, 2009, the Company incurred a net loss of $1,218,104 related to derivative contracts. Included in this loss was $1,811,074 of realized gains related to settled contracts, and $3,029,178 of unrealized losses related to unsettled contracts. Unrealized gain and losses are based on the changes in the fair value of derivative instruments covering positions beyond June 30, 2009.

Note 5 – Noncontrolling Interest

The following table reconciles equity attributable to noncontrolling interest:

Noncontrolling Interest
Noncontrolling interest at December 31, 2008	$1,384,909
Loss attributable to noncontrolling interest	(114,632)
Noncontrolling interest at June 30, 2009	$1,270,277

Note 6 – Note payable

On April 10, 2009, the Company signed a promissory note with a finance company for $217,336 to finance its various insurance policies. The interest rate on the note is 4.75% with payments of $22,210 per month beginning May 1, 2009 and the final payment due February 1, 2009. The note is secured by the insurance policies.

Note 7 – Long-term debt

Long-term debt at June 30, 2009 and December 31, 2008 consist of the following:

		June 30,	December 31,
	Interest rate	2009	2008
Revolving credit borrowings	2.68% - 5.25%	7,500,000	6,500,000
Term loan	8.07% - 10.00%	15,000,000	15,000,000
		$22,500,000	$21,500,000

On April 16, 2009, the Company borrowed an additional $1,000,000 against its revolving credit facility.

The revolving credit borrowings bear interest, at the Company's option, at either a fluctuating base rate or a rate equal to LIBOR plus, in each case, a margin determined based on the Company's utilization of the borrowing base.  The term loan bears interest, at the Company's option, at a fluctuating base rate plus 6.50% per annum or a rate equal to LIBOR plus 7.50% per annum.  If an event of default occurs and is continuing, the lenders may increase the interest rate then in effect by an additional 2% per annum.

The above loans contain covenants that, among others things, restrict the ability of the Company to, with certain exceptions: (1) incur indebtedness; (2) grant liens; (3) acquire other companies or assets; (4) dispose of all or substantially all of its assets or enter into mergers, consolidations or similar transactions; (5) make restricted payments; (6) enter into transactions with affiliates; and (7) make capital expenditures.  The Company is also required to satisfy certain financial covenants, as amended on March 19, 2009, which included maintaining the following (1) a ratio of EBITDAX to Interest Expense of not less than 2.0:1.0 for the fiscal quarters ending March 31, 2009 and June 30, 2009; 2.25:1.0 for the fiscal quarters ending September 30, 2009 and December 31, 2009 and 2.5:1.0 for all fiscal quarters ending thereafter ; (2) a ratio of Total Reserve Value to Debt of not less than 1.75:1.0 as of any date of determination; (3) a ratio of  Net Debt to EBITDAX of not more than (a) 6.5:1.0 for 2009; 6.0:1 for 2010 and 5.0 for all fiscal quarters ending thereafter; and (4) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0:1.0.

PRC Williston LLC, the Company's majority-owned subsidiary ("PRC Williston"), has guaranteed the performance of all of the Company's obligations for the above loans.  Subject to certain permitted liens, the Company's obligations have been secured by the grant of a first priority lien on not less than 80% of the value of the Company's and PRC Williston's existing and to-be-acquired oil and gas properties and the grant of a first priority security interest in related personal property of the Company and PRC Williston. The Company has also granted a first priority security interest in its ownership interest in PRC Williston, subject only to certain permitted liens.

Note 8 —Share Based Compensation

On May 22, 2009, the Company granted 2,750,000 stock options to the new Chairman and 1,250,000 stock options to the new Chief Financial Officer. The stock options have an exercise price of $0.37 per share and expire May 22, 2014.  The options vest as follows: (a) Options to purchase 1,000,000 Shares shall vest and first become exercisable subject to and upon the Company’s acquisition of at least $20 million of additional debt capital, equity capital, or oil and gas properties, or any combination thereof, whether in one transaction or in a series of transactions, during the period commencing on the grant date and ending on May 22, 2010. (b) Options to purchase 1,000,000 Shares shall vest and first become exercisable subject to and upon the Common Stock trading at a price of $0.75 per share (as adjusted for splits, combinations and the like) for 20 of any 30 consecutive trading days during the period commencing on the grant date and ending on May 22, 2011. (c) Options to purchase 1,000,000 Shares shall vest and first become exercisable subject to and upon the Common Stock trading at a price of  $1.25 per share (as adjusted for splits, combinations and the like) for 20 of any 30 consecutive trading days during the period commencing on the grant date and ending on May 22, 2012. (d) Options to purchase 1,000,000 Shares shall vest and first become exercisable subject to and upon the Company achieving daily production of 1,400 boe per day during the period commencing on the grant date and ending on May 22, 2011. The term “boe” means barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids. These options were valued using the Lattice model which made use of the following primary assumptions:

Expected volatility	189% to 337%
Expected dividend yield	0
Risk free rate	0.49% to 2.23%

The combined fair value of these stock options was determined to be $884,561.

On May 22, 2009, the Company also granted the new Chairman and the new Chief Financial Officer 2,750,000 and 1,250,000 of Restricted Stock, respectively. The shares of Restricted Stock become vested in the following amounts, at the following times and upon the following conditions, provided that the new employee remains in continuous employment of the Company through and on the applicable vesting date: (a) 1,500,000 Shares shall vest on January 1, 2010. (b) 625,000 Shares shall vest subject to and the Company’s acquisition of at least $20 million of additional debt capital, equity capital, or oil and gas properties, or any combination thereof, whether in one transaction or in a series of transactions, during the period commencing on the grant date and ending on  May 22, 2010.  (c) 625,000 Shares shall vest subject to and upon the Common Stock trading at a price of $0.75 per share (as adjusted for splits, combinations and the like) for 20 of any 30 consecutive trading days during the period commencing on the grant date and ending on May 22, 2011. (d)  625,000 Shares shall vest subject to and upon the Common Stock trading at a price of $1.25 per share (as adjusted for splits, combinations and the like) for 20 of any 30 consecutive trading days during the period commencing on the grant date and ending on May 22, 2012.  (e) 625,000 Shares shall vest subject to and upon the Company’s satisfaction in full of the performance condition set forth in Section 2(d) of the Option Agreement on or before May 22, 2011. The Restricted Stock also shall become vested at such earlier times, if any, as shall be provided in the restricted stock agreement or as shall otherwise be determined by the Compensation Committee in its sole and absolute discretion. Restricted stocks that contain both service and performance conditions were valued using the share price at grant date determined to be $0.35 per share for a total fair value of $962,500. Restricted stocks that contain both service and market conditions were valued using the Lattice model which made use of the following primary assumptions:

Expected volatility	189% to 337%
Expected dividend yield	0
Risk free rate	0.49% to 2.23%

The fair value of these restricted shares was determined to be $287,045.

On June 12, 2009 the Company granted a total of 172,000 stock options to certain employees.  These stock options have an exercise price of $0.69 per share of which 43,000 vested immediately. The remaining 129,000 stock options will be issued and will vest annually on June 12, 2010, 2011 and 2012. The stock options have a five year term expiring on June 12, 2014. The stock options were valued using the Black-Sholes model with the following assumption: $0.69 quoted stock price; $0.69 exercise price; 123.5% volatility; 3.25 year estimated life; zero dividends and a 1.91% discount rate. The fair value of these options was determined to be $88,122.

On June 26, 2009, the Company granted 100,000 stock options each to three existing board members and 130,000 stock options each to two of its existing board members. The stock options have an exercise price of $0.51 per share. The stock options fully vested on June 26, 2009, and have a 10 year term expiring June 26, 2019. The stock options were valued using the Black-Sholes model with the following assumption: $0.51 quoted stock price; $0.51 exercise price; 124.76% volatility; 5 year estimated life; zero dividends; 2.53% discount rate. The fair value of these options was determined to be $241,895.

The Company recognized stock compensation expense of $712,273 and $891,317 for the six months ended June 30, 2009 and 2008 respectively.

A summary of stock option activity for the six months ended June 30, 2009 is presented below:

	Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2008	1,035,000	$3.11
Granted	4,732,000.40
Exercised, forfeited, or expired	(25,000)	2.50
Outstanding at June 30, 2009	5,742,000.88
Exercisable at December 31, 2008	752,500	3.56
Exercisable at June 30, 2009	1,458,000	$2.18

A summary of the Company’s non-vested options as of June 30, 2009 is presented below.

Non-vested Options	Shares
Non-vested at December 31, 2008	282,500
Granted	4,732,000
Vested	(705,500)
Forfeited	(25,000)
Non-vested at June 30, 2009	4,284,000

Total unrecognized compensation cost related to the non-vested options amounted to $975,508 and $1,115,880 as of June 30, 2009 and 2008 respectively. The cost at June 30, 2009 is expected to be recognized over a weighted-average period of 1.93 years. The aggregate intrinsic value for options was $1,107,200; and the weighted average remaining contract life was 4.95 years.

A summary of the Company’s non-vested shares as of June 30, 2009 is presented below:

Non-vested Shares	Shares	Price Per Share
Non-vested at December 31, 2008	215,000	2.04
Granted	4,000,000	3.20
Vested	(80,000)	2.09
Forfeited	(25,000)	2.50
Non-vested at June 30, 2009	4,110,000	2.82

Total unrecognized compensation cost related to the above non-vested shares amounted to $1,278,946 and $383,557 as of June 30, 2009 and 2008 respectively. The cost at June 30, 2009 is expected to be recognized over a weighted-average period of 2.8 years.

A summary of warrant activity for the six months ended June 30, 2009 is presented below:

	Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2008	6,838,962	$2.15
Granted	-	-
Exercised, forfeited, or expired	-	-
Outstanding at June 30, 2009	6,838,962	$2.15

Exercisable at December 31, 2008	6,838,962	$2.15
Exercisable at June 30, 2009	6,838,962	$2.15

The aggregate intrinsic value for warrants was $0; and the weighted average remaining contract life was 1.42 years.

Note 9 – Subsequent events

On July 13, 2009 the Company borrowed an additional $4,500,000 against its revolving credit facility.

On July 14, 2009  the Company formed a new subsidiary to purchase Magnum Hunter Resources, LP and the new subsidiary was  merged into the Petro Resources Corporation in order to effect a name change from "Petro Resources Corporation" to ''Magnum Hunter Resources Corporation".

On July 30, 2009, the Company paid $1,241,182 to Eagle Operating as an advance related to the drilling of a new horizontal well located in the Williston Basin in North Dakota.

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

General

Magnum Hunter Resources Corporation and subsidiaries (“Magnum Hunter”) is a Houston, Texas based independent exploration and production company engaged in the acquisition and development of producing properties, secondary enhanced oil recovery projects and production of oil and natural gas in the United States.

We develop and produce low to medium risk projects that have the potential for multiple producing horizons, and offer repeatable success allowing for meaningful production and reserve growth. We currently own interests in approximately 286,282 gross (50,611 net) leasehold acres, of which 261,147 gross (43,281 net) acres are classified as undeveloped acreage.

In 2007, we acquired oil and gas producing assets in the Williston Basin area of North Dakota and added mineral acreage in the Permian Basin located in West Texas. In 2008, we participated in new prospects located in southwest Louisiana as well as in east Texas.  During 2009, the Company began to operate several of our projects with the intention of operating a much larger portion of our projects in the future. In May 2009, Messrs. Gary C. Evans and Ronald D. Ormand joined the Company as Chairman of the Board and Executive Vice President and Chief Financial Officer, respectively.

As of June 30, 2009, we held interests in approximately 238 producing wells in Texas, Louisiana and North Dakota.  Our current drilling inventory includes prospects located in Texas, Louisiana, New Mexico, North Dakota and Kentucky.

We recognize the value of hedging oil and gas production through both derivative and physical contracts to help stabilize future cash flow. During the second and third quarters of 2008, we entered into three separate hedging agreements. In June 2008, we purchased put options for crude oil at a price of $110 per bbl for 100 bbls per day of production during 2009. The cost of these crude oil put options was $363,175. We also entered into swap agreements in September covering 207,400 barrels of crude oil at a price of $105 per bbl for the period of October 2008 to December 2011. We incurred no cost in entering into these swap agreements. In addition to crude oil hedges, we hedged natural gas production in October 2008. We purchased natural gas put options at a strike price of $7.75 per mcf for 658 mcf per day (240,000 total mcf) of production during 2009. The cost of these natural gas put options was $200,400.

As of June 30, 2009, our total proved reserves were 3,726 mboe, a gain of 608,000 Boe from year end 2008 of 3,118 mboe. This gain in proved reserves was primarily the result of gains from North Dakota proved reserves of 402 mboe. The total June 30, 2009 mid-year 2009 proved reserves is comprised of 2,910 mbbls of crude oil and NGLs and 816 mboe of natural gas. All mid-year reserve estimations were calculated internally by Magnum Hunter Resources engineering personnel.

Our executive offices are located at 777 Post Oak Blvd., Suite 910, Houston, Texas 77056, and our telephone number is (832) 369-6986.  Our web site is www.magnumhunterresources.com.  Additional information which may be obtained through our web site does not constitute part of this quarterly report on Form 10-Q.  A copy of this quarterly report on Form 10-Q is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Results of Operations

For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

The Company’s net production increased by 20,426 boe from 48,798 boe to 69,224 boe for the quarter ended June 30, 2009. Production during this period included 36,882 barrels of oil, 127,778 mcf of natural gas, and 11,046 barrels of natural gas liquids for a barrel-equivalent total of 67,100 boe compared to 30,670 barrels of oil, 75,637 mcf of natural gas, and 5,522 barrels of natural gas liquids for a barrel-equivalent total of 48,798 boe for the quarter ended June 30, 2008.

For the quarter ended June 30, 2009, the average daily production was approximately 761 boe per day compared to average daily production of 536 boe per day for the quarter ended June 30, 2008.

 The Company's realized commodity prices for the quarter ended June 30, 2009 were approximately $51.19 per barrel of oil, $2.55 per mcf of natural gas, and $19.44 per barrel of natural gas liquids compared to $113.58 per barrel of oil, $7.91 per mcf of natural gas, and $51.95 per barrel of natural gas liquids for the comparable prior year period.

Revenue for the quarter ended June 30, 2009 consisted $2,428,891 of oil and gas sales compared to oil and gas sales of $4,368,442 for the quarter ended June 30, 2008. The decrease in revenue from oil and gas sales was due primarily to significantly lower commodity prices.

Lease operating expenses for the quarter ended June 30, 2009 totaled $1,273,205 compared to lease operating expenses of $1,346,708 for the prior year comparable period. While lease operating expenses have not come off as quickly as the drop in commodity prices in the initial months of 2009, the industry has begun to see a retreat in these costs reflecting the current market conditions.

Exploration costs for the quarter ended June 30, 2009 were $19,201 compared to $37,654 for the quarter ended June 30, 2008. Exploration costs represent our drilling costs associated with dry holes and the carrying costs of properties. The decrease in exploration costs is the result of fewer dry hole expenses due to our curtailment of exploratory drilling.

We incurred no expenses related to the impairment of oil and gas properties in the quarters ended June 30, 2009 or 2008. Impairment expenses represent the write-down of previously capitalized expenses for productive wells. We take an impairment charge for a productive well when there is an indication that we may not receive production payments equal to the net capitalized costs. No wells needed to be written down in either quarter.

Our expenses for depreciation, depletion, and accretion for the quarter ended June 30, 2009 totaled $799,335 compared to $612,021 for the same period in the prior year. This was due to our increased production as well as an increase in depletion rates.

General and administrative expenses for the quarter ended June 30, 2009 totaled $1,445,062 compared to general and administrative expenses of $894,329 for the prior year period. General and administrative expenses for the quarters ended June 30, 2009 and June 30, 2008 included expenses of $519,498 and $296,682, respectively, for new common stock grants for compensation and common stock options granted under our Stock Incentive Plan. Without giving effect to expenses for common shares and stock options, our general and administrative expenses for the quarters ended June 30, 2009 and June 30, 2008 were $925,564 and $597,647, respectively. The increase in general and administrative expenses (other than expenses for options and common shares) between reporting periods was due to the increased number of employees and additional office space in conjunction with the expansion of the Company's operations.

We incurred a net loss from operations of $1,500,084 for the quarter ended June 30, 2009 compared to net income from operations of $1,477,730 during the same period in the prior year.   The increase in net loss is due to lower revenue because of lower commodity prices and higher depletion because of increased production.

During the quarter ended June 30, 2009, interest expense totaled $607,509, compared to $590,819 for the quarter ended June 30, 2008.  The increase in interest expense was principally due to decreased capitalization of interest and a LIBOR floor of 2.5% being placed on our long term debt that did not exist in the 2008 period.

Beginning in March 2007, we entered into commodity derivative financial instruments for purposes of hedging our exposure to market fluctuations of oil prices.  During the quarter ended June 30, 2009, we incurred a loss on derivative contracts of $1,774,419 compared to a loss of $2,778,056 for the comparable period in 2008. Our loss on derivative contracts include both $756,342 in gains on the actual settlement of certain derivative financial instruments during the quarter ended June 30, 2009 and the unrealized loss of $2,530,761 based on the changes in the fair value of derivative instruments covering positions beyond June 30, 2009.

We incurred a net loss attributable to common shareholders of $3,393,576 ($.10 per share) during the quarter ended June 30, 2009, compared to a net loss of $1,882,826 ($.05 per share) to common shareholders for the same period in 2008.  The increase in net loss was primarily the result of a decrease in commodity prices leading to lower revenue and an increase in depletion due to higher production rates.

For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

The Company’s net production for the six months ended June 30, 2009 included 70,251 barrels of oil, 249,651 mcf of natural gas, and 23,147 barrels of natural gas liquids for a barrel-equivalent total of 135,007 boe. This compared to 60,857 barrels of oil, 122,523 mcf of natural gas, and 9,557 barrels of natural gas liquids for a barrel-equivalent total of 90,834 boe for the six months ended June 30, 2008.

For the six months ended June 30, 2009, the average daily production was approximately 746 boe per day compared to average daily production of 499 boe per day for the six months ended June 30, 2008.

The Company's realized commodity prices for the six months ended June 30, 2009 were $42.95 per barrel of oil, $2.89 per mcf of natural gas, and $21.95 per barrel of natural gas liquids compared to $99.87 per barrel of oil, $7.09 per mcf of natural gas, and $50.31 per barrel of natural gas liquids for the comparable prior year period.

Revenues for the six months ended June 30, 2009 totaled $4,445,927 compared to revenues of $7,526,443 for the six months ended June 30, 2008. Revenue for the six months ended June 30, 2009 consisted $4,245,927 of oil and gas sales compared to oil and gas sales of $7,426,443 for the six months ended June 30, 2008. The decrease in revenue from oil and gas sales was due primarily to a decrease in commodity prices partially offset by increased production due to our successful secondary enhanced oil recovery operations in North Dakota and our drilling results in Crockett County, Texas.

Lease operating expenses for the six months ended June 30, 2009 totaled $2,517,767 compared to lease operating expenses of $2,569,106 for the prior year comparable period. The slight decrease in lease operating expenses is due primarily to the fact that operating expenses are beginning to come down as commodity prices decrease.

Exploration costs for the six months ended June 30, 2009 were $113,676 compared to $610,164 for the six months ended June 30, 2008. Exploration costs represent our drilling costs associated with dry holes and the carrying costs of properties. The decrease in exploration costs is the result of fewer dry hole expense due to our curtailment of  exploratory drilling.

We incurred no expenses related to the impairment of oil and gas properties in the six months ended June 30, 2009 as well as during the prior year comparable period. Impairment expenses represent the write-down of previously capitalized expenses for productive wells. We take an impairment charge for a productive well when there is an indication that we may not receive production payments equal to the net capitalized costs.

Our expenses for depreciation, depletion, and accretion for the six months ended June 30, 2009 totaled $2,106,862, compared to $1,137,193 for the same period in the prior year. This was due to our increased production as well as an increase in depletion rates.

General and administrative expenses for the six months ended June 30, 2009 totaled $2,191,675 compared to general and administrative expenses of $2,187,772 for the prior year period. General and administrative expenses for the six months ended June 30, 2009 and June 30, 2008 included expenses of $712,273 and $891,317, respectively, for new common stock grants for compensation and common stock options granted under our Stock Incentive Plan. Without giving effect to expenses for common shares and stock options, our general and administrative expenses for the six months ended June 30, 2009 and June 30, 2008 were $1,479,402 and $1,296,455, respectively. The increase in general and administrative expenses (other than expenses for options and common shares) between reporting periods was due to the increased number of employees and additional office space in conjunction with the expansion of the Company's operations.

We realized a loss from operations of $2,484,053 for the six months ended June 30, 2009 compared to net income from operations of $1,022,208 during the same period in the prior year.   The decrease is due to lower revenue because of lower commodity prices and higher depletion because of increased production.

During the six months ended June 30, 2009, interest expense totaled $1,178,186, compared to $1,105,780 for the six months ended June 30, 2008.  The increase in interest expense was principally due to decreased capitalization of interest and a LIBOR floor of 2.5% being placed on our long term debt that did not exist in the 2008 period.

Beginning in March 2007, we entered into commodity derivative financial instruments for purposes of hedging our exposure to market fluctuations of oil prices.  During the six months ended June 30, 2009, we incurred a loss on derivative contracts of $1,218,104 compared to a loss of $3,463,650 for the comparable period in 2008. Our loss on derivative contracts include both $1,811,074 in gains on the actual settlement of certain derivative financial instruments during six months ended June 30, 2009 and the unrealized losses related to unsettled swap contracts and the floors of $3,029,178. Unrealized losses are based on the changes in the fair value of derivative instruments covering positions beyond June 30, 2009.

We incurred a net loss attributable to common stockholders of $4,764,859 ($.13 per share) during the six months ended June 30, 2009, compared to a net loss of $3,517,031 ($.10 per share) for the same period in 2008.  The increase in net loss was primarily the result of a decrease in commodity prices leading to lower revenue and an increase in depletion due to higher production rates.

Reserves

Our natural gas and crude oil reserves have been estimated internally as of June 30, 2009 by Magnum Hunter engineering personnel based predominantly on third party prepared engineering reports.  Natural gas and crude oil reserves and the estimates of the present value of future net revenues therefrom, were determined based on then current prices and costs. Since January 1, 2009, we have not filed, nor were we required to file, any reports concerning our oil and gas reserves with any federal authority or agency.

There are numerous uncertainties inherent in estimating quantities of proved reserves and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties becomes available.

The following table sets forth our estimated proved reserves as of June 30, 2009.

	Proved Reserves
	6/30/2009			12/31/2008
	Developed	Undeveloped	Total	Developed	Undeveloped	Total
Crude Oil & NGL (Bbls)
North Dakota	1,175,834	595,610	1,771,444	880,286	488,683	1,368,969
Cinco Terry	459,412	591,777	1,051,189	476,586	476,383	952,969
Other	32,290	54,890	87,180	37,436	49,879	87,315
Total Oil (Bbls)	1,667,536	1,242,277	2,909,813	1,394,308	1,014,945	2,409,253
Natural Gas (Boe)
North Dakota	108,178	-	108,178	85,143	-	85,143
Cinco Terry	313,591	290,290	603,881	289,274	235,809	525,083
Other	52,650	51,760	104,410	50,500	48,100	98,600
Total Gas (Boe)	474,419	342,050	816,469	424,917	283,909	708,826
Total Proved Reserves (Boe)	2,141,955	1,584,327	3,726,282	1,819,225	1,298,854	3,118,079

Plan of Operations

Magnum Hunter’s plan of operations is to capitalize on market opportunities to acquire leveraged and underperforming producing assets. The Company intends to grow its asset base with a focus on acquiring distressed assets, increasing the percentage of operated assets, increasing exposure to resource plays and unconventional areas and leveraging management’s operating experience. We plan to continue further exploration and development of oil and natural gas prospects that we currently own while concentrating on those with the lowest development and lifting costs. Consistent with our plans is our structuring and staffing of our company towards increased operations of oil and gas properties anywhere in the U.S.

The continued development of our properties and prospects and the pursuit of new opportunities will require that we maintain access to adequate levels of capital.   We strive for an optimal balance between our property portfolio and our capital structure that allows for growth and benefit to our shareholders.   The balancing of capital needs and property holdings will be challenging during times of lower commodity prices, the access to capital markets and the complex global economic picture.

The business of oil and natural gas property acquisition, exploration and development is capital intensive. The level of success attainable by an oil and gas company is directly linked to and limited by the amount of available capital. A principal part of our plan of operations is to raise the additional capital to finance future acquisitions and the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties.  As explained under “Financial Condition and Liquidity” below, based on our present working capital, borrowings and borrowing available under the credit facility and expected cash flow from operations, we believe we have sufficient working capital to fund our operations and expected commitments through at least June 30, 2010.

We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental, audit and tax services.  We believe that by limiting our management and employee costs, we are able to better control overall costs and retain flexibility in terms of project management.

Financial Condition and Liquidity

The Company’s cash flow from operations increased $481,396 from $722,850 at June 30, 2008 to $1,254,246 at June 30, 2009. This increase was due to increases in accounts payable, revenue payable, accrued expenses and accounts receivable partially offset by decreased revenue due to decreased commodity prices. Our cash used in investing activities increased from $7,145,762 at June 30, 2008 to $7,830,600 at June 30, 2009. This was due to increased investment activity on our Cinco Terry property. Net cash provided by financing activity was $1,133,507 at June 30, 2009 compared to $1,444,610 at June 30, 2008. The Company borrowed less money because it was able to generate funds from results of operations during the period.

As of the date of this report, we estimate our capital budget for fiscal 2009 to be approximately $11.6 million of which, $5.7 million has been expended during the first two quarters of 2009, including:

•	Up to $3.8 million to be deployed for drilling in Cinco Terry of which $2.9 million has been expended during the first two quarters of 2009.
•	Approximately $1.0 million for drilling and completion operations in the Surprise Prospect that has been expended during the first two quarters of 2009.
•	Approximately $300,000 to be used for new drilling and salt water disposal facilities in the East Chalkley Prospect and Leblanc Prospect.
•	Approximately $4.5 million to drill new production wells and maintain secondary recovery efforts in North Dakota of which $400,000 has been committed to date.
•	Approximately $2.0 million to be used in connection with other prospect areas including $1.4 million deployed in the first two quarters of 2009.

As of June 30, 2009, we had total assets of $56,913,540 and working capital of $2,265,645.  In addition, we have $65.0 million in credit facilities, of which $15.0 million was outstanding on the Second Lien Term Loan Agreement and $7.5 million was outstanding on the Credit Agreement as of June 30, 2009. We have currently drawn down the remaining credit available under the current borrowing base of $12 million. The borrowing base under our current credit facilities will be re-determined based on mid-year reserves. Based on our present working capital and current rate of cash flow from operations, we believe that we have available to us sufficient working capital to fund our operations and expected commitments for exploration and development through at least June 30, 2010.  However, in the event we receive calls for capital greater than, or generate cash flow from operations less than, we expect, we may require additional working capital to fund our operations and expected commitments for exploration and development prior to June 30, 2010.

We may seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit, private equity investors, hedge funds and project financing.  However, other than our existing credit facilities, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have no history of generating significant cash from existing oil and gas operations.  Further, as described below, under the terms of our existing credit facilities, we are prohibited from incurring any additional debt from third parties.  Our ability to obtain additional working capital through bank lines of credit, private equity investors, hedge funds and project financing may be subject to the repayment of our credit facilities.  Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.  If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price may be materially adversely affected.

CIT Credit Facility

On September 9, 2008, we entered into a $50.0 million Credit Agreement (the "Credit Agreement") with CIT Capital USA Inc., as administrative agent for the lenders, and a $15.0 million Second Lien Term Loan Agreement (the "Second Lien Term Loan Agreement") with CIT Capital USA Inc., as administrative agent for the lenders.

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

The Credit Agreement was amended on March 19, 2009. The amended terms include the adjustment of negative covenants, the addition of a LIBOR floor of 2.5%, a fifty basis point increase to the margin and a reduction of the borrowing base to $12.0 million from $17.0 million.

The Second Lien Term Loan Agreement provides for a $15 million second lien term loan facility. The maturity date of the Second Lien Term Loan Agreement is September 9, 2012. Borrowings under the Second Lien Term Loan Agreement bear interest, at our option, at either a fluctuating base rate plus 6.50% per annum or a rate equal to LIBOR plus 7.50% per annum.

PRC Williston LLC, our subsidiary, has guaranteed the performance of all of our obligations under the Credit Agreement, the Second Lien Term Loan Agreement and related agreements pursuant to a Guaranty and Collateral Agreement and a Second Lien Guaranty and Collateral Agreement each dated as of September 9, 2008. Subject to certain permitted liens, our obligations have been secured by the grant of a first priority lien on no less than 80% of the value of our and PRC Williston's existing and to-be-acquired oil and gas properties and the grant of a first priority security interest in related personal property of ours and PRC Williston. We also granted a first priority security interest in our ownership interest in PRC Williston, subject only to certain permitted liens.

As of June 30, 2009, we had drawn $22.5 million on the CIT facility, of which $15.0 million was drawn on the Second Lien Term Loan Agreement and $7.5 million was drawn on the Credit Agreement. Subsequent to June 30, 2009 and in light of CIT Capital USA Inc.’s recent financial situation, we have drawn down the $4.5 million remaining under the current borrowing base on the Credit Agreement that is maintained as cash in a financial institution.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4(T).       CONTROLS AND PROCEDURES

Our chairman and chief financial officer have reviewed and continue to evaluate the effectiveness of our controls and procedures over financial reporting and disclosure (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chairman and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our controls and procedures over financial reporting and disclosure, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including our chairman and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our management, including our chairman and chief financial officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control. We made no changes to our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit No.	Description	Method of Filing
31.1	Certification of Chairman Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of Chairman and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MAGNUM HUNTER RESOURCES CORPORATION

Date: August 14, 2009	/s/ Gary C. Evans
Gary C. Evans,
Chairman

Date: August 14, 2009	/s/ Ronald D. Ormand
Ronald D. Ormand,
Chief Financial Officer