Form 10-K/A
period 2008-12-31
MAGNUM HUNTER RESOURCES CORP
filed 2009-09-11
CIK 1335190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- K/A

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

As of September 10 , 2009, 40,806,872 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE:   Magnum Hunter Resources Corporation, a Delaware corporation formerly known as Petro Resources Corporation, is filing this second amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as originally filed with the Securities and Exchange Commission on March 31, 2009 and as amended on April 29, 2009.  The purpose of this amendment is to replace the sections captioned “Future Net Cash Flows” and “Changes in Standardized Measure of Discounted Future Cash Flows” in Note 14 - Supplemental Oil and Gas Disclosures (Unaudited), which is an unaudited note to Magnum Hunter’s financial statements for the years ended December 31, 2008 and 2007 included in Item 8 Financial Statements and Supplementary Data in the Form 10-K.  More specifically, the 2008 “Future Net Cash Flows” and “Changes in Standardized Measure of Future Net Cash Flows” have been restated to exclude Magnum Hunter’s net operating losses, or NOLs, from the calculation of income tax expense since Magnum Hunter took a full valuation allowance against its deferred tax assets (including the NOLs) after concluding it was more likely then not that it will not generate enough taxable income to offset its existing NOL carry-forwards.  The Form 10-K is otherwise completely unchanged by this amendment.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

36

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
Series A Convertible Preferred Stock, $3 stated value, issued 2,410,776 shares;
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

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31
	2008	2,007
Revenue
Oil and gas sales	14,486,478	6,920,533
Other income	200,000	100,000
Gain on sale of property	1,196,963	-
	15,883,441	7,020,533
Expenses
Lease operating expenses	5,378,991	3,510,521
Exploration	7,348,778	1,767,898
Impairment of oil & gas properties	1,973,015	95,272
Depreciation, depletion and accretion	7,682,293	1,781,263
General and administrative	3,964,664	2,751,647

Total expenses	26,347,741	9,906,601

Loss from operations	(10,464,300)	(2,886,068)

Other income and (expense)
Interest income	188,932	171,557
Interest expense	(2,771,858)	(743,023)
Loss on debt extinguishment	(2,790,829)	-
Gain (loss) on derivative contracts	7,311,255	(2,458,165)

Loss before minority interest	(8,526,800)	(5,915,699)

Minority interest	1,640,466	376,270

Net loss	(6,886,334)	(5,539,429)

Dividend on Series A Convertible Preferred	(734,406)	(510,928)

Net loss attributable to common stockholders	(7,620,740)	(6,050,357)

Earnings per common share
Basic and diluted	(0.21)	(0.28)

Weighted average number of common shares outstanding
Basic and diluted	36,714,489	21,253,995

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Shareholders'
	of Shares	Total	Capital	Deficit	Equity

Balance, December 31, 2006	19,677,317	196,773	14,816,718	(4,314,733)	10,698,758

Exchange of preferred stock for common stock and warrants	(1,573,800)	(15,738)	(4,705,663)	-	(4,721,401)
Legal expense on preferred stock	-	-	(14,705)	-	(14,705)
Preferred stock dividend	-	-	-	(510,928)	(510,928)
Restricted stock issued to Chief Financial Officer	25,000	250	62,750	-	63,000
Shares issued for purchase of property	3,144,655	31,447	10,691,827	-	10,723,274
Stock options issued for consulting services	-	-	58,000	-	58,000
Stock options to board of directors	-	-	913,701	-	913,701
Stock options to Chief Financial Officer	-	-	83,135	-	83,135
Stock issued for cash	15,326,200	153,262	28,353,470	-	28,506,732
Offering costs to issue stock	-	-	(535,718)	-	(535,718)
Net loss for the year ended December 31, 2007	-	-	-	(5,539,429)	(5,539,429)
Balance, December 31, 2007	36,599,372	365,994	49,723,515	(10,365,090)	39,724,419

Preferred stock dividend				(734,406)	(734,406)
Restricted stock issued to employees and consultants	168,800	1,688	341,782		343,470
Stock options to employees			1,246,205		1,246,205
Net loss				(6,886,334)	(6,886,334)
Balance, December 31, 2008	36,768,172	367,682	51,311,502	(17,985,830)	33,693,354

The accompanying notes are an integral part of these financial statements.

PETRO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31
	2008	2007

Cash flows from operating activities
Net loss	(6,886,334)	(5,539,429)
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(1,640,466)	(376,270)
Depletion, depreciation, and accretion	7,682,293	1,781,263
Amortization included in interest expense	1,737,458	468,938
Amortization of insurance expense	-	125,972
Impairment	1,973,015	95,272
Gain on asset retirement obligation	(16,837)	-
Dry hole costs	7,140,013	1,310,988
Issuance of common stock and stock options for services	1,589,675	1,117,836
Gain on sale of assets	(1,196,963)	-
Loss on extinguishment of debt	2,790,829	-
Unrealized (gain) loss on derivative contracts	(9,116,145)	1,832,316
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(114,366)	(833,263)
Prepaid expenses	(49,887)	-
Accounts payable	(631,563)	626,873
Accrued expenses	176,607	243,119
Net cash provided by operating activities	3,437,329	853,615

Cash flows from investing activities
Capital expenditures	(16,222,790)	(14,266,262)
Proceeds from sale of assets	7,843,962	-
Acquisition of Williston Basin	-	(14,097,855)
Investment in partnership	(1,999,800)	(1,599,840)
Net cash used in investing activities	(10,378,628)	(29,963,957)

Cash flows from financing activities
Proceeds from sale of common stock, net	-	27,971,014
Issuance of preferred stock		2,000,000
Cost to issue preferred stock	-	(14,705)
Financing costs	(1,326,980)	(3,892,078)
Payments for debt refinancing	(144,565)	-
Redemption of preferred stock	(7,966,735)	-
Proceeds from debt refinancing	5,128,947	-
Proceeds from note payable	4,225,348	28,534,442
Payments of note payable	(2,253,861)	(14,373,988)
Net cash provided by (used in) financing activities	(2,337,846)	40,224,685

Net increase (decrease) in cash and cash equivalents	(9,279,145)	11,114,343
Cash and cash equivalents, beginning of period	15,399,547	4,285,204

Cash and cash equivalents, end of period	6,120,402	15,399,547

Supplemental disclosure of cash flow information
Cash paid for interest	1,554,484	1,944,388
Cash paid for federal income taxes	-	-

Non-cash transactions
Common stock issued in acquisition of Williston Basin properties	-	10,723,274
Royalty interest issued in connection with debt	-	4,837,429
Preferred stock dividend paid in preferred shares	-	510,928
Cancellation of common stock in exchange for preferred stock	-	4,721,401
Refinancing of Petrobridge loan	16,239,152	-
Capitalized interest in oil and gas properties	1,080,177	1,675,802
Property and equipment included in accounts payable	1,527,440	681,731

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. FAS 123(R), Share Based Payment requires companies to estimate the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price.

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

Recently Issued Accounting Pronouncements.

On December 31, 2008, the Securities and Exchange Commission (SEC) issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”). The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and technological advances. Revised requirements in the Final Rule include, but are not limited to:

•	Oil and gas reserves must be reported using a 12-month average of the closing prices on the first day of each of such months, rather than a single day year-end price:

•	Companies will be allowed to report, on a voluntary basis, probable and possible reserves, previously prohibited by SEC rules; and

•	Easing the standard for the inclusion of proved undeveloped reserves (PUDs) and requiring disclosure of information indicating any progress toward the development of PUDs.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 5 1 ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that require disclosure that clearly identifies and distinguishes between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on January 1, 2009 and the Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated financial statements.

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

The following table provides a summary of the fair value of our derivative liabilities measured on a recurring basis under SFAS 157:

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

Total unrecognized compensation cost related to non-vested options granted under the Plan was $309,700 and $1,334,530 as of December 31, 2008 and 2007 respectively. The cost at December 31, 2008 is expected to be recognized over a weighted-average period of 1.18 years. The aggregate intrinsic value for options was $0; and the weighted average remaining contract life was 2.9 years.

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

	2008 Previously Reported	2008 As Restated	2007
Cash inflows	$109,100,043	$109,100,043	$208,181,173
Production costs	(48,971,580)	(48,971,580)	(76,758,323)
Development costs	(15,341,803)	(15,341,803)	(12,312,808)
Income tax expense	-	(11,541,162)	(35,384,592)
10 percent discount rate	(23,742,386)	(17,624,164)	(43,613,756)
Discounted future net cash flows	$21,044,274	$15,621,334	$40,111,694

Changes in Standardized Measure of Discounted Future Cash Flows

	2008 Previously Reported	2008 As Restated	2007
Beginning balance	40,111,694	40,111,694	579,836
Purchases	-	-	24,039,320
Extensions, discoveries and improved recoveries	10,334,289	10,334,289	26,551,353
Sales of oil and gas produced	(9,107,489)	(9,107,489)	(3,410,012)
Development cost incurred during the year	8,738,286	8,738,286	3,129,601
Changes in estimated development costs	(9,458,282)	(9,458,282)	(9,066,693)
Net changes in prices and production costs	(35,731,111)	(35,731,111)	10,293,567
Revisions of previous quantity estimates	(4,806,546)	(4,806,546)	(26,218)
Accretion of discount	4,011,169	4,011,169	2,230,129
Net change in income taxes	16,952,264	11,529,324	(14,209,189)
Ending balance	21,044,274	15,621,334	40,111,694

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial statements

Reference is made to the Index and Financial Statements under Item 8 in this Form 10-K/A.

(b) Financial statement schedules

All schedules are omitted because they are inapplicable or because the required information is contained in the financial statements or included in the notes thereto

(c) Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

(c) Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation of the Registrant, as amended
3.1.1 (6)	Certificate of Amendment to Certificate of Incorporation of the Registrant dated May 10, 2007
3.2 (1)	Amended and Restated Bylaws of the Registrant dated April 14, 2006
3.2.1 (2)	Amendment to Bylaws of the Registrant
3.2.2 (7)	Amendment to Bylaws of the Registrant dated October 12, 2006
4.1 (3)	Certificate of Designations of Preferences and Rights of Series A Preferred Stock
10.1 (1)	Form of Registration Rights Agreement dated August 1, 2005
10.2 (1)	Form of Warrant sold as part of August 2005 private placement
10.3 (1)	Lease Purchase Agreement dated January 10, 2006 between Petro Resource Corporation and The Meridian Resource & Exploration, LLC
10.4 (1)	2006 Stock Incentive Plan*
10.5 (1)	Form of Registration Rights Agreement dated February 17, 2006
10.6 (1)	Form of Warrant sold as part of February 2006 private placement
10.7 (2)	Subscription Agreement for Hall-Houston Exploration II, L.P.
10.8 (2)	Amended and Restated Agreement of Limited Partnership dated as of April 21, 2006 for Hall-Houston Exploration II, L.P.
10.9 (4)	Purchase and Sale Agreement dated December 11, 2006 with Eagle Operating, Inc.
10.10 (4)	Credit Agreement dated February 16, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.11 (4)	Security Agreement dated February 16, 2007 Between PRC Williston, LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.12 (4)	Guaranty and Pledge Agreement dated February 16, 2007 between Petro Resource Corporation and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.13 (4)	Lease dated September 30, 2006 with Gateway Ridgecrest Inc.
10.14 (3)	Securities Purchase Agreement dated April 3, 2007
10.15 (3)	Registration Rights Agreement dated April 3, 2007
10.16 (5)	Letter Agreement dated May 25, 2007 between Petro Resource Corporation and Harry Lee Stout*
10.17 (6)	Letter Agreement dated August 14, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.18 (7)	Letter Agreement dated September 19, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent

10.19 (8)	First Amendment dated May 13, 2008 to Credit Agreement dated February 16, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.20 (9)	Credit Agreement dated as of September 9, 2008 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto
10.21 (9)	Second Lien Term Loan Agreement dated as of September 9, 2008 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto
10.22 (9)	Guaranty and Collateral Agreement dated as of September 9, 2008 among Petro Resources Corporation, PRC Williston LLC, and CIT Capital USA Inc., as administrative agent
10.23 (9)	Second Lien Guaranty and Collateral Agreement dated as of September 9, 2008 among Petro Resources Corporation, PRC Williston LLC, and CIT Capital USA Inc., as administrative agent
10.24 (10)	Partnership Interest Purchase Agreement dated September 26, 2008, as amended on September 29, 2008, between Petro Resources Corporation and PRC HHEP II, LP
10.25 (11)	Employment Agreement dated May 27, 2008 between Petro Resources Corporation and Wayne P. Hall.*
10.26 (11)	Employment Agreement dated May 27, 2008 between Petro Resources Corporation and Donald L. Kirkendall.*
10.27 (11)	Employment Agreement dated May 27, 2008 between Petro Resources Corporation and Harry Lee Stout. *
10.28 (11)	Employment Agreement dated May 27, 2008 between Petro Resources Corporation and James W. Denny. *
10.29 (11)	Employment Agreement dated May 27, 2008 between Petro Resources Corporation and Allen R. McGee. *
10.30 (11)	First Amendment to Credit Agreement dated March 19, 2009 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto
10.31 (11)	First Amendment to Second Lien Term Loan Agreement dated March 19, 2009 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto
21.1 (4)	List of Subsidiaries
23.1 (11)	Consent of Malone & Bailey, PC
23.2 (11)	Consent of Cawley Gillespie & Associates, Inc
23.3 (11)	Consent of DeGolyer & MacNaughton
23.4 (11)	Consent of Netherland, Sewell and Associates, Inc.
23.5 (11)	Consent of W.D. Von Gonten & Co.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* The referenced exhibit is a management contract, compensatory plan or arrangement.

(1)	Incorporated by reference from Petro Resource Corporation’s Registration Statement on Form SB-2 filed on March 21, 2006.
(2)	Incorporated by reference from Petro Resource Corporation’s Amendment No. 1 to Registration Statement on Form SB-2 filed on June 9, 2006.
(3)	Incorporated by reference from Petro Resources Corporation’s current report on Form 8-K filed on April 4, 2007.
(4)	Incorporated by reference from Petro Resources Corporation’s annual report on Form 10-KSB for the year ended December 31, 2006, filed on April 2, 2007.
(5)	Incorporated by reference from Petro Resources Corporation’s current report on Form 8-K filed on June 1, 2007.
(6)	Incorporated by reference from Petro Resources Corporation’s quarterly report on Form 10-QSB filed on August 14, 2007.
(7)	Incorporated by reference from Petro Resources Corporation’s Amendment No. 1 to Registration Statement on Form SB-2 filed on September 21, 2007.
(8)	Incorporated by reference from the Petro Resources Corporation’s quarterly report on Form 10-Q filed on May 15, 2008.
(9)	Incorporated by reference from Petro Resources Corporation’s current report on Form 8-K filed on September 11, 2008.
(10)	Incorporated by reference from Petro Resources Corporation’s quarterly report on Form 10-Q filed on November 13, 2008.
(11)	Incorporated by reference from Petro Resources Corporation's annual report on Form 10-K filed on March 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES CORPORATION

Date: September 11 , 2009	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman of the Board and Chief Executive Officer (Authorized Signatory)