Form 10-Q
period 2009-09-30
MAGNUM HUNTER RESOURCES CORP
filed 2009-11-16
CIK 1335190

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November16, 2009 there were 52,622,860 shares of the registrant’s common stock ($.01 par value) outstanding.

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$2,332,127	$6,120,402
Accounts receivable	1,543,595	1,038,973
Prepaids	154,309	75,406
Derivative assets	1,765,759	2,944,997
Total current assets	5,795,790	10,179,778

Property and equipment
Oil and natural gas properties, successful efforts accounting
Unproved	18,594,339	18,562,932
Proved properties, net	35,492,793	27,264,790
Furniture and fixtures, net	130,841	110,499
Total property and equipment	54,217,973	45,938,221

Other assets
Derivative assets	2,066,956	4,338,832
Deferred financing costs, net of amortization of $439,336 and $129,200 respectively	887,644	1,197,780
Deposit	11,007	10,257
Total other assets	2,965,607	5,546,869
Total Assets	$62,979,370	$61,664,868

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,321,347	$2,617,034
Accrued liabilities	169,338	106,592
Revenue payable	212,911	-
Derivative liability	62,595	-
Payable on sale of partnership	640,695	754,255
Note payable	109,741	19,527
Total current liabilities	2,516,627	3,497,408

Revolving credit borrowings	12,000,000	6,500,000
Term loan	15,000,000	15,000,000
Asset retirement obligation	1,884,826	1,589,197
Total liabilities	31,401,453	26,586,605

Shareholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding.	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 43,140,096 and 36,768,172 shares issued and outstanding as of September 30, 2009 and December 31, 2008 respectively	431,401	367,682
Additional paid in capital	55,694,494	51,311,502
Accumulated deficit	(25,802,911)	(17,985,830)
Total Magnum Hunter Resources Corporation shareholders' equity	30,322,984	33,693,354
Non-controlling interest	1,254,933	1,384,909
Total Equity	31,577,917	35,078,263
Total Liabilities and Shareholders' Equity	$62,979,370	$61,664,868

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Oil and gas sales	$2,320,514	$4,782,933	$6,566,441	$12,209,376
Gain on sale of assets	-	1,181,963	-	1,181,963
Other income	-	-	200,000	100,000
Total revenue	2,320,514	5,964,896	6,766,441	13,491,339

Expenses
Lease operating expenses	1,288,850	1,492,163	3,806,617	4,061,269
Exploration	278,689	2,179,388	392,365	2,789,552
Depreciation, depletion and accretion	993,380	718,513	3,100,242	1,855,706
General and administrative	2,329,401	817,811	4,521,076	3,005,583

Total expenses	4,890,320	5,207,875	11,820,300	11,712,110

Income (loss) from operations	(2,569,806)	757,021	(5,053,859)	1,779,229

Other income and (expense)
Interest income	72	40,641	924	179,643
Interest expense	(688,469)	(1,066,477)	(1,866,655)	(2,172,257)
Loss on debt extinguishment	-	(2,790,829)	-	(2,790,829)
Gain (loss) on derivative contracts	190,637	2,477,405	(1,027,467)	(986,245)

Net loss	(3,067,566)	(582,239)	(7,947,057)	(3,990,459)

Less: Net loss attributable to non-controlling interest	15,344	322,306	129,976	672,296

Net loss attributable to Magnum Hunter Resources Corporation	(3,052,222)	(259,933)	(7,817,081)	(3,318,163)

Dividend on Series A Convertible Preferred	-	(275,605)	-	(734,406)

Net loss attributable to common stockholders	$(3,052,222)	$(535,538)	$(7,817,081)	$(4,052,569)

Loss per common share
Basic and diluted	$(0.08)	$(0.01)	$(0.21)	$(0.11)

Weighted average number of common shares outstanding
Basic and diluted	37,012,912	36,738,145	36,863,881	36,703,179

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional			Total
	Number		Paid-in	Accumulated	Non-controlling	Shareholders'
	of Shares	Amount	Capital	Deficit	Interest	Equity
Balance, December 31, 2008	36,768,172	$367,682	$51,311,502	$(17,985,830)	$1,384,909	$35,078,263
Restricted stock issued to employees and directors	4,077,450	40,775	644,124	-	-	684,899
Stock options to employees and directors	-	-	1,077,277	-	-	1,077,277
Shares issued for acquisition of Sharon Resources, Inc.	2,294,474	22,944	2,661,591	-	-	2,684,535
Net loss	-	-	-	(7,817,081)	(129,976)	(7,947,057)
Balance, September 30, 2009	43,140,096	$431,401	$55,694,494	$(25,802,911)	$1,254,933	$31,577,917

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(7,947,057)	$(3,990,459)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, and accretion	3,100,242	1,855,706
Amortization of deferred financing costs included in interest expense	310,136	1,562,989
Dry hole costs	282,056	2,600,817
Noncash stock compensation	1,762,176	1,220,552
Gain on sale of assets	-	(1,181,963)
Loss on extinguishment of debt	-	2,790,829
Unrealized (gain) loss on derivative contracts	3,513,709	(851,577)
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(216,497)	(688,732)
Prepaid expenses	(76,509)	(113,978)
Accounts payable	249,403	350,482
Revenue payable	212,911	-
Accrued expenses	62,746	54,218
Net cash provided by operating activities	1,253,316	3,608,884

Cash flows from investing activities
Capital expenditures	(10,753,268)	(12,292,702)
Cash received in purchase of Sharon Resources, Inc.	235,023	-
Proceeds from sale of assets	-	7,828,962
Purchase of floor	-	(363,175)
Investment in partnership	-	(1,999,800)
Net cash used in investing activities	(10,518,245)	(6,826,715)

Cash flows from financing activities
Financing costs	-	(1,312,599)
Payments for debt refinancing	-	(144,565)
Redemption of preferred stock	-	(7,966,735)
Proceeds from revolving credit borrowings	5,500,000	1,500,000
Proceeds from term loan	-	15,000,000
Proceeds from loan	217,336	4,225,348
Principal payment on loan	(127,122)	(18,467,306)
Payment on payable on sale of partnership	(113,560)	-
Net cash provided by (used in) financing activities	5,476,654	(7,165,857)

Net decrease in cash and cash equivalents	(3,788,275)	(10,383,688)
Cash and cash equivalents, beginning of period	6,120,402	15,399,547

Cash and cash equivalents, end of period	$2,332,127	$5,015,859

Supplemental disclosure of cash flow information
Cash paid for interest	$1,556,519	$1,177,075
Cash paid for federal income taxes	-	-

Non-cash transactions
Capitalized interest in oil and gas properties	$-	$1,149,181
Property and equipment included in accounts payable	$-	$986,347
Stock issued for acquisition of Sharon Resources, Inc.	$2,684,535	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of Magnum Hunter Resources Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements as reported in the 2008 annual report on Form 10-K have been omitted.

On July 14, 2009,  the Company formed a new subsidiary to purchase Magnum Hunter Resources, LP and the new subsidiary was  merged into Petro Resources Corporation in order to effect a name change from "Petro Resources Corporation" to ''Magnum Hunter Resources Corporation".

Certain prior period balances have been reclassified to conform to the current period presentation.

Income or Loss Per Share

Basic income or loss per common share is net income available to common stockholders divided by the weighted average of common shares outstanding during the period.  Diluted income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares outstanding for the potential dilution from in-the-money stock options and warrants, and convertible debentures and preferred stock.

We have issued potentially dilutive instruments in the form of our restricted common stock granted and not yet issued, common stock warrants, and common stock options.  The total number of potentially dilutive securities at September 30, 2009 was 17,284,143.  There were 8,488,962 dilutive securities outstanding at September 30, 2008.  We did not include the potentially dilutive securities in our calculation of diluted loss per share during either period because to include them would be anti-dilutive due to our net loss during those periods.

Note 2 - New Accounting Pronouncements

During the third quarter of 2009, the Company adopted The FASB Accounting Standards Codification (ASC or Codification) and the Hierarchy of Generally Accepted Accounting Principles (GAAP) which establishes the Codification as the sole source for authoritative U.S. GAAP and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. The adoption of the Codification did not have an impact on the Company’s results of operations, cash flows or financial position. Since the adoption of the Accounting Standards Codification (ASC), the Company’s notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.

During the first quarter of 2009, in accordance with U.S. GAAP, the Company adopted new accounting guidance on business combinations. This guidance requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any non-controlling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer.  The standards also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value.  In addition, the standards require payments to third parties for consulting, legal, audit and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination.  Its adoption did not have a material impact on our consolidated financial statements.

During the first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standard on consolidation as it relates to noncontrolling interests. The standard changed the accounting and reporting for minority interests, which were recharacterized as noncontrolling interests and classified as a component of equity. The standard requires retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of the standard will be applied prospectively. The adoption of the guidance did not have a material impact on the Company’s financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
Notes to Consolidated Financial Statements
(Unaudited)

During the first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standard related to disclosures about derivative instruments and hedging activities, to enhance the disclosure regarding the Company’s derivative and hedging activities to improve the transparency of financial reporting. The adoption of this standard did not have a significant impact on the Company’s results of operations, cash flows or financial position.

During first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of the guidance did not have a material impact on our consolidated financial statements.

During the second quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standards on subsequent events. This pronouncement establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Subsequent events have been considered in this filing through November 16, 2009.  See Note 10 – Subsequent events for details.

During the second quarter of 2009, in accordance with U.S. GAAP, the Company adopted new guidance which requires disclosures about fair value of financial instruments in interim as well as annual financial statements.  See Note 4 “Fair Value of Financial Instruments” for more details.

Note 3 - Fair Value of Financial Instruments

The Company has adopted the ASC standards of Fair Value Measurements and Disclosures, for all its financial instruments. The standards establish a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

●	Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets

●
Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable

●	Level 3 — Significant inputs to the valuation model are unobservable

The following describes the valuation methodologies we used to measure financial instruments at fair value.

The following table provides a summary of the fair value of our derivative liabilities measured on a recurring basis under ASC standards:

Fair value measurements on a recurring basis September 30, 2009
	Level 1	Level 2	Level 3
Assets
Commodity derivatives	$-	$3,832,715	$-
Liabilities
Commodity derivatives	$-	$62,595	$-

Fair value measurements on a recurring basis December 31, 2008
	Level 1	Level 2	Level 3
Assets
Commodity derivatives	$-	$7,283,829	$-
Liabilities
Commodity derivatives	$-	$-	$-

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
Notes to Consolidated Financial Statements
(Unaudited)

At September 30, 2009 and December 31, 2008, the Company had commodity derivative financial instruments in place that are accounted for under the ASC standards on derivative instruments. The Company does not apply hedge accounting as allowed by ASC standards, therefore, the changes in fair value subsequent to the initial measurement are recorded in income. The estimated fair value amounts of the Company’s derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s derivative instruments are valued using public indexes, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange.

As of September 30, 2009 and December 31, 2008, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

The estimated fair value of short-term financial instruments, including cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s Senior Credit Agreement approximates carrying value because the facility’s interest rate approximates current market rates.

Note 4 - Acquisitions

On September 14, 2009, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Centurion Exploration Company, LLC to acquire for $1.7 million all of Centurion’s ownership interest in the Company operated East Chalkley Unit located in Cameron Parish, Louisiana.  The purchase of Centurion’s 37.5% working interest increased the Company’s working interest to approximately 72%.  At the time of the Purchase and Sale agreement, the Company made a cash deposit of $127,500 which is accounted for in oil and gas properties. On October 15, 2009 the Company completed the purchase of the ownership interest.   On October 23, 2009, the Company subsequently sold 10% of their interest in East Chalkley Unit with a different effective date.  See Note 10 – Subsequent Events for additional information.

On September 30, 2009, Magnum Hunter Resources Corporation (the “Company”) completed the acquisition of 100% of the capital stock of Sharon Resources, Inc. (“Sharon”), a wholly owned subsidiary of Calgary based Sharon Energy Ltd., whereby the Company acquired 100% of the outstanding common stock of Sharon in exchange for 2,294,474 shares of the Company’s common stock valued at approximately $2.68 million based on the closing stock price of $1.17 on the effective date of the closing.

The acquisition of Sharon is accounted for using the acquisition method as set out in FAS ASC 805, Business Combinations, which requires the purchase price to be allocated to the fair value of the net assets acquired.  The following table summarizes the purchase price and related allocation o the net assets acquired at September 30, 2009:

Assets
Cash	$235,023
Accounts receivable	288,125
Pre-paids	2,394
Deposits	750
Oil and gas properties	2,972,534

Liabilities and equity
Accounts payable	(664,080)
Asset retirement obligation	(150,211)

Net assets acquired	$2,684,535

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
Notes to Consolidated Financial Statements
(Unaudited)

Note 5 - Derivative Financial Instruments

We entered into commodity derivative financial instruments intended to hedge our exposure to market fluctuations of oil and natural gas prices. As of September 30, 2009, we had commodity swaps for the following oil volumes:

	Barrels per quarter	Barrels per day	Price per barrel

2009
Fourth quarter	8,400	91	$72.55

2010
First quarter	14,825	165	$93.50
Second quarter	15,000	165	$105.45
Third quarter	15,000	163	$105.45
Fourth quarter	15,000	163	$105.45

2011
First quarter	13,500	150	$105.45
Second quarter	13,500	148	$105.45
Third quarter	13,500	147	$105.45
Fourth quarter	13,500	147	$105.45

As of September 30, 2009, the fair value of the above commodity swaps amounted to $3,189,349.

On June 5, 2008, the Company purchased a floor at $110 per barrel for 100 bbls per day for the calendar year 2009 for a price of $363,175.  As of September 30, 2009 the fair value of the floor was $480,089.

On October 6, 2008, the Company purchased a floor at $7.75 per MCF for 20,000 MCF per month for the calendar year 2009 for a price of $200,400. As of September 30, 2009 the fair value of the floor was $100,682.

During nine months ended September 30, 2009, the Company incurred a net loss of $1,027,467 related to derivative contracts. Included in this loss was $2,486,242 of realized gains related to settled contracts, and $3,513,709 of unrealized losses related to unsettled contracts. Unrealized gain and losses are based on the changes in the fair value of derivative instruments covering positions beyond September 30, 2009.

Note 6 - Note payable

On April 10, 2009, the Company signed a promissory note with a finance company for $217,336 to finance its various insurance policies. The interest rate on the note is 4.75% with payments of $22,210 per month beginning May 1, 2009 and the final payment due February 1, 2010. The note is secured by the insurance policies.

Note 7 - Long-term debt

Long-term debt at September 30, 2009 and December 31, 2008 consist of the following:

		September 30,	December 31,
	Interest rate	2009	2008
Revolving credit borrowings	2.68% - 5.75%	12,000,000	6,500,000
Term loan	8.07% - 10.00%	15,000,000	15,000,000
		$27,000,000	$21,500,000

On April 16, 2009 and July 13, 2009, the Company borrowed $1 million and $4.5 million, respectively, against its revolving credit facility.

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

As a result of the Company's concern regarding the financial condition of its lender CIT, the Company drew down the remaining balance of its credit facility on July 13, 2009. The Company was not in compliance with its EBITDAX to interest covenant during the third quarter. Therefore, the Company obtained a waiver from CIT. During the fourth quarter the Company has raised approximately $15 million in equity and has also obtained a commitment for a new $150 million credit facility. The new credit facility will substantially reduce interest costs to the Company and is expected to close by November 30, 2009. The Company is currently in compliance with all of its bank covenants (after the waiver) and anticipates being in compliance with all such covenants for the fourth quarter.

Note 8 - Share Based Compensation

On May 22, 2009, the Company granted 4,000,000 stock options to employees of the Company. The stock options have an exercise price of $0.37 per share and expire May 22, 2014. The options vest as follows: (a) Options to purchase 1,000,000 Shares shall vest and first become exercisable subject to and upon the Company’s acquisition of at least $20 million of additional debt capital, equity capital, or oil and gas properties, or any combination thereof, whether in one transaction or in a series of transactions, during the period commencing on the grant date and ending on May 22, 2010. (b) Options to purchase 1,000,000 Shares shall vest and first become exercisable subject to and upon the Common Stock trading at a price of $0.75 per share (as adjusted for splits, combinations and the like) for 20 of any 30 consecutive trading days during the period commencing on the grant date and ending on May 22, 2011. (c) Options to purchase 1,000,000 Shares shall vest and first become exercisable subject to and upon the Common Stock trading at a price of  $1.25 per share (as adjusted for splits, combinations and the like) for 20 of any 30 consecutive trading days during the period commencing on the grant date and ending on May 22, 2012. (d) Options to purchase 1,000,000 Shares shall vest and first become exercisable subject to and upon the Company achieving daily production of 1,400 boe per day during the period commencing on the grant date and ending on May 22, 2011. The term “boe” means barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids. These options were valued using the Lattice model which made use of the following primary assumptions:

Expected volatility	189% to 337%
Expected dividend yield	0
Risk free rate	0.49% to 2.23%

The combined fair value of these stock options was determined to be $884,561.

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
Notes to Consolidated Financial Statements
(Unaudited)

On May 22, 2009, the Company also granted 4,000,000 shares of Restricted Stock to employees of the Company. The shares of Restricted Stock become vested in the following amounts, at the following times and upon the following conditions, provided that the new employee remains in continuous employment of the Company through and on the applicable vesting date: (a) 1,500,000 Shares shall vest on January 1, 2010. (b) 625,000 Shares shall vest subject to and the Company’s acquisition of at least $20 million of additional debt capital, equity capital, or oil and gas properties, or any combination thereof, whether in one transaction or in a series of transactions, during the period commencing on the grant date and ending on  May 22, 2010.  (c) 625,000 Shares shall vest subject to and upon the Common Stock trading at a price of $0.75 per share (as adjusted for splits, combinations and the like) for 20 of any 30 consecutive trading days during the period commencing on the grant date and ending on May 22, 2011. (d)  625,000 Shares shall vest subject to and upon the Common Stock trading at a price of $1.25 per share (as adjusted for splits, combinations and the like) for 20 of any 30 consecutive trading days during the period commencing on the grant date and ending on May 22, 2012.  (e) 625,000 Shares shall vest subject to and upon the Company’s satisfaction in full of the performance condition set forth in Section 2(d) of the Option Agreement on or before May 22, 2011. The Restricted Stock also shall become vested at such earlier times, if any, as shall be provided in the restricted stock agreement or as shall otherwise be determined by the Compensation Committee in its sole and absolute discretion. Restricted stocks that contain both service and performance conditions were valued using the share price at grant date determined to be $0.35 per share for a total fair value of $962,500. Restricted stocks that contain both service and market conditions were valued using the Lattice model which made use of the following primary assumptions:

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

On June 12, 2009 we also granted 100,000 shares of restricted common stock to an employee of the Company, of which 25,000 vested immediately. In connection with this issuance, we recorded $19,365 as compensation expense based on the closing price of our common stock on June 12, 2009. We also agreed to issue 25,000 additional restricted common shares on June 1, 2010, 2011 and 2012, which vest immediately upon each respective issuance, for an aggregate of 75,000 shares. Compensation expense related to these shares is accrued monthly.

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

On July 13, 2009, the Company granted 350,000 shares of stock options to an employee of the company.  The options were issued at an exercise price of $ .57 per share with an estimated fair value of $.24 per share and have a life of 5 years. The options vest as follows: a) 70,000 shall vest on July 13, 2010 provided that the Optionee is employed by the Corporation as of the close of business on July 13, 2010. b) 70,000 options shall vest at any time prior to January 13, 2011 provided that the Optionee is employed by the Corporation and that the Common Stock of the Corporation has traded at a daily VWAP of $1.00 or more for 20 of 30 consecutive trading days. c) 70,000 options shall vest at any time prior to July 13, 2011 provided that the Optionee is employed by the Corporation and that at least five (5) new equity research analysts have initiated research coverage on the Corporation on or after July 13, 2009. d) 70,000 options shall vest at any such time prior to July 13, 2012 provided that the Optionee is employed by the Corporation and that the Common Stock of the Corporation has traded at a daily VWAP of $2.00 or more for 20 of 30 consecutive trading days.  e) 70,000 options shall vest at any time prior to July 13, 2012 provided that the Optionee is employed by the Corporation and that the total institutional ownership of the Corporation’s Common Stock has increased by an amount equal to or greater than 50% of the fully diluted outstanding shares on the vesting date in excess of the number of shares held by institutional owners as of the Corporation’s June 3, 2009 Proxy Statement. Notwithstanding the foregoing, in the event of a Change in Control of the Company on or after September 1, 2006, then all Options shall vest and become immediately exercisable in full and will remain exercisable in accordance with their terms. These options were valued using the Lattice model which made use of the following primary assumptions:

Expected volatility	48.2% to 434.4%
Expected dividend yield	0
Risk free rate	0.17% to 4.30%

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
Notes to Consolidated Financial Statements
(Unaudited)

On August 17, 2009, the Company granted 100,000 stock options to a new board member. The stock options have an exercise price of $1.04 per share. The stock options fully vested on August 17, 2009, and have a 10 year term expiring August 17, 2019. The stock options were valued using the Black-Sholes model with the following assumption: $1.04 quoted stock price; $1.04 exercise price; 125.49% volatility; 5 year estimated life; zero dividends; 2.43% discount rate. The fair value of these options was determined to be $88,285.

On September 30, 2009, the Board of Directors authorized the issuance of 600,000 stock options to employees of the company.  The options have an exercise price of $1.17 per share. The options have a life of 5 years of which 150,000 vested immediately and the remaining 450,000 vest in equal amounts over 3 years. The stock options were valued using the Black-Sholes model with the following assumption: $1.17 quoted stock price; $1.17 exercise price; 127.48% volatility; 3.25 year estimated life; zero dividends; 1.45% discount rate. The fair value of these options was determined to be $530,229.

The Company recognized stock compensation expense of $1,762,176 and $1,220,552 for the nine months ended September 30, 2009 and 2008 respectively.

A summary of stock option activity for the nine months ended September 30, 2009 is presented below:

	Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2008	1,035,000	$3.11
Granted	5,782,000	.50
Exercised, forfeited, or expired	(25,000)	2.50
Outstanding at September 30, 2009	6,792,000	.89
Exercisable at December 31, 2008	752,500	3.56
Exercisable at September 30, 2009	2,708,000	$1.41

A summary of the Company’s non-vested options as of September 30, 2009 is presented below.

Non-vested Options	Shares
Non-vested at December 31, 2008	282,500
Granted	5,782,000
Vested	(1,955,500)
Forfeited	(25,000)
Non-vested at September 30, 2009	4,084,000

Total unrecognized compensation cost related to the non-vested options amounted to $1,094,265 and $850,355 as of September 30, 2009 and 2008 respectively. The cost at September 30, 2009 is expected to be recognized over a weighted-average period of 1.75 years. The aggregate intrinsic value for options was $3,875,160; and the weighted average remaining contract life was 4.81 years.

A summary of the Company’s non-vested shares as of September 30, 2009 is presented below:

Non-vested Shares	Shares	Price Per Share
Non-vested at December 31, 2008	215,000	2.04
Granted	4,100,000	.32
Vested	(730,000)	.52
Forfeited	(25,000)	2.50
Non-vested at September 30, 2009	3,560,000	.37

Total unrecognized compensation cost related to the above non-vested shares amounted to $873,580 and $341,745 as of September 30, 2009 and 2008 respectively. The cost at September 30, 2009 is expected to be recognized over a weighted-average period of .85 year.

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 - Equity

A summary of warrant activity for the nine months ended September 30, 2009 is presented below:

	Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2008	6,838,962	$2.15
Granted	-	-
Exercised, forfeited, or expired	-	-
Outstanding at September 30, 2009	6,838,962	$2.15

Exercisable at December 31, 2008	6,838,962	$2.15
Exercisable at September 30, 2009	6,838,962	$2.15

The aggregate intrinsic value for warrants was $0; and the weighted average remaining contract life was 1.17 years.

Note 10 - Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 16, 2009, the date the Company issued these financial statements and identified the following nonrecognizable subsequent events:

On October 2, 2009, the Company made several management additions in the Company's exploration, administration, legal and finance departments. These changes address the addition of three new exploration professionals added from the recent closing of the Sharon Resources, Inc. acquisition as announced on September 30, 2009, and several internal changes to management responsibilities and associated corporate titles.

On October 23, 2009, the Company sold approximately 10% of the Company’s ownership interest in the Company operated East Chalkley Unit.

On October 26, 2009 the Company received a commitment for a new $150 million three-year term senior secured revolving credit facility ("the new bank facility") provided by the Bank of Montreal ("BMO"). The new bank facility will be used for general corporate purposes, including the acquisition of crude oil and natural gas properties.

The new bank facility will be governed by a semi-annually predetermined borrowing base value assigned to the Company's proved crude oil and natural gas reserves. An initial borrowing base of $25 million has been established. Based on values assigned to crude oil and natural gas properties which may be either acquired or discovered over time, the Company's borrowing base may be increased up to a maximum of the $150 million commitment level.

All other terms and conditions are those usual and customary for this type of commercial bank borrowing facility. The applicable interest rate margin for this new bank facility will range from LIBOR plus 2.50% to LIBOR plus 3.50% depending on the actual level of outstanding borrowings. The final agreement, which will include the specific terms and covenants governing the Company's new bank facility, will be filed with the Securities and Exchange Commission at closing.

The final closing of this new bank facility is anticipated prior to November 30, 2009.

On October 29, 2009, the Company entered into a definitive agreement with an Appalachian Basin energy company, privately-held Triad Energy Corporation and affiliates (collectively "Triad"), to purchase substantially all of Triad's oil and gas exploration and production operating assets.  Additionally, as part of the transaction, 100% of Triad's ownership interests in certain oilfield service related drilling, pipeline and salt water disposal assets are being acquired. The acquisition of Triad will occur upon the effectiveness of Triad's reorganization plan under Chapter 11 of the United States Bankruptcy Code. Under Triad's proposed plan of reorganization, the assets of Triad along with certain affiliates would be acquired by a wholly-owned subsidiary of the Company.

The Company has agreed to pay cash, issue securities and assume or refinance Triad's outstanding debt obligations in the aggregate of approximately $81 million. The $81 million total purchase price is broken out in components of (i) the assumption and refinancing of approximately $58 million of senior debt owed to secured lenders, (ii) issuance to Triad or its designees of $15 million in Redeemable Convertible Preferred Stock with a 2.75% fixed coupon payable quarterly and (iii) up to $8 million in cash.

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
Notes to Consolidated Financial Statements
(Unaudited)

The closing of this transaction is subject to customary conditions, as well as final approval of the Federal Bankruptcy Court. The Company has obtained an agreement with Triad and its principal secured and unsecured creditors to fully support the proposed transaction. The closing of the transaction is expected to occur in late 2009 or early 2010.  On November 6, 2009, the Company issued 601,652 shares of common stock valued at $1.1 million as a deposit.

On November 5, 2009, the Company sold, for gross proceeds of approximately $3.8 million, an aggregate of 2.3 million shares of the Company's common stock, together with one fifth of a warrant to purchase one share of the Company's common stock for each share of common stock purchased. Each warrant issued to a purchaser will (i) be exercisable for one share of the Company's common stock at any time after the shares of common stock underlying the warrant are registered with the SEC for resale pursuant to an effective registration statement, (ii) have a cash exercise price of $2.50 per share of the Company's common stock, and (iii) upon notice to the holder of the warrant, be redeemable by the Company for $0.01 per share of the Company's common stock underlying the warrant if (a) the Registration Statement as filed with the SEC is effective and (b) the average trading price of the Company's common stock as traded and quoted on the NYSE Amex equals or exceeds $3.75 per share for at least 20 days in any period of 30 consecutive days. The Company's common stock purchased in this transaction was issued pursuant to a prospectus supplement filed with the SEC in connection with a takedown from the Company's existing $100 million universal shelf registration statement on Form S-3, which became effective on October 15, 2009. Purchasers of this issuance of common shares by the Company included, amongst others, the Company’s Chairman, Vice Chairman, Executive Vice President and Chief Financial Officer, and three other members of the Company's Board of Directors.

On November 10, 2009, the Company entered into definitive agreements with certain institutional investors to sell 3,903,720 units, with each unit consisting of one of the Company's common shares and a one fifth of a warrant to purchase one common share, for gross proceeds of approximately $6.75 million, before deducting placement agent fees and estimated offering expenses, in a "registered direct" offering. The investors have agreed to purchase the units at a purchase price of $1.73 per unit. The warrants, which represent the right to acquire an aggregate of up to 780,744 common shares, will be exercisable at any time on or after May 17, 2010 and prior to the 3-year anniversary of the closing of the transaction at an exercise price of $2.50 per share, which was 132% of the closing price of the Company's common shares on the NYSE AMEX on November 10, 2009.  The transaction is expected to close on November 16, 2009, subject to customary closing conditions. Magnum Hunter intends to use the proceeds from the offering to repay current borrowings under its revolving credit facility, to pursue acquisition opportunities, and for other working capital purposes.

On November 11, 2009 the Company entered into definitive agreements with certain institutional investors to sell an additional 2,500,000 units to investors that participated in the $6.75 million offering, with each unit consisting of one of the Company's common shares and a one fifth of a warrant to purchase one common share, for gross proceeds of approximately $4.325 million, before deducting placement agent fees and estimated offering expenses, in a "registered direct" offering. The total amount raised in the "registered direct" offering amounts to $11.078 million of gross proceeds before deducting placement agent fees and estimated offering expenses. The investors have agreed to purchase the units at a purchase price of $1.73 per unit. The warrants, which represent the right to acquire an aggregate of up to 500,000 common shares, will be exercisable at any time on or after May 17, 2010 and prior to the 3-year anniversary of the closing of the transaction at an exercise price of $2.50 per share, which was 145% of the closing price of the Company's common shares on the NYSE AMEX on November 11, 2009.  The transaction is expected to close on November 16, 2009, subject to customary closing conditions. Magnum Hunter intends to use the proceeds from the offering to repay current borrowings under its revolving credit facility, to pursue acquisition opportunities, and for other working capital purposes. The new equity capital raised in these offerings satisfies the Company's minimum equity commitment required under the terms of the Asset Purchase Agreement in connection with the acquisition of Triad Energy Corporation and certain affiliates announced on October 29, 2009.

The Company issued 187,482 shares of common stock in November, 2009 pursuant to the At the Market sales agreement as disclosed in the amended S-3 filed October 14, 2009.

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

General

Magnum Hunter Resources Corporation and subsidiaries (“Magnum Hunter”) is a Houston, Texas based independent exploration and production company engaged in the acquisition and development of producing properties, secondary enhanced oil recovery projects, and production of oil and natural gas in the United States.

We develop and produce low to medium risk projects that have the potential for multiple producing horizons, and offer repeatable success allowing for meaningful production and reserve growth. We currently own interests in approximately 294,782 gross (56,611 net) leasehold acres, of which 265,647 gross (47,281 net) acres are classified as undeveloped acreage.

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

As of September 30, 2009, we held interests in approximately 248 producing wells in Texas, Louisiana and North Dakota.  Our current drilling inventory includes prospects located in Texas, Louisiana, New Mexico, North Dakota and Kentucky.

We recognize the value of hedging oil and gas production through both derivative and physical contracts to help stabilize future cash flow.  During the second and third quarters of 2008, we entered into three separate hedging agreements.  In June 2008, we purchased put options for crude oil at a price of $110 per bbl for 100 bbls per day of production during 2009.  The cost of these crude oil put options was $363,175. We also entered into swap agreements in September 2008, covering 207,400 barrels of crude oil at a price of $105 per bbl for the period of October 2008 to December 2011.  We incurred no cost in entering into these swap agreements.  In addition to crude oil hedges, we hedged natural gas production in October 2008.  We purchased natural gas put options at a strike price of $7.75 per mcf for 658 mcf per day (240,000 total mcf) of production during 2009. The cost of these natural gas put options was $200,400.

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

Results of Operations

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

The Company’s net production decreased by 3,425 boe from 57,353 boe in the 2008 period to 53,928 boe for the quarter ended September 30, 2009.  Production for the quarter ended September 30, 2009 included 30,305 barrels of oil, 91,982 mcf of natural gas, 8,293 barrels of natural gas liquids, compared to, 35,012 barrels of oil, 105,239 mcf of natural gas, and 4,801 barrels of natural gas liquids for the quarter ended September 30, 2008.

For the quarter ended September 30, 2009, the average daily production was approximately 589 boe per day compared to average daily production of 623 boe per day for the quarter ended September 30, 2008.

 The Company's realized commodity prices for the quarter ended September 30, 2009 were approximately $59.53 per barrel of oil, $2.52 per mcf of natural gas, and $34.38 per barrel of natural gas liquids compared to $106.33 per barrel of oil, $7.34 per mcf of natural gas, and $59.82 per barrel of natural gas liquids for the comparable prior year period.

Revenue for the quarter ended September 30, 2009 consisted $2,320,514 of oil and gas sales compared to oil and gas sales of $4,782,933 for the quarter ended September 30, 2008. The decrease in revenue from oil and gas sales was due primarily to significantly lower commodity prices. In addition, the Company recorded a gain of $1,181,963 on the sale of certain assets in the third quarter of 2008.

Lease operating expenses for the quarter ended September 30, 2009 totaled $1,288,850 compared to lease operating expenses of $1,492,163 for the prior year comparable period. The decline is attributed to decreased production volumes as well as a modest decrease in services costs, including non-recurring lease operating expenses of approximately $135,000 in our East Chaulkley Field.

Exploration costs for the quarter ended September 30, 2009 were $278,689 compared to $2,179,388 for the quarter ended September 30, 2008.  Exploration costs represent our drilling costs associated with dry holes and the carrying costs of properties. The decrease in exploration costs is the result of fewer dry hole expenses due to our curtailment of exploratory drilling and our more conservative approach to future drilling opportunities.

Our expenses for depreciation, depletion, and accretion for the quarter ended September 30, 2009 totaled $993,380 compared to $718,513 for the same period in the prior year. This was due to increased depletion rates as a result of shorter economic limits on properties during lower commodity price cycles and the acquisition of additional working interest at East Chalkley, effective July 1, 2009, which increased production and resulted in higher operating costs until a salt water disposal well is installed.

General and administrative expenses for the quarter ended September 30, 2009 totaled $2,329,401 compared to general and administrative expenses of $817,811 for the prior year period. The general and administrative expense increase for the third quarter of 2009 was due to: (i) non-recurring transactional expenses associated with the transactions including the acquisition of Sharon Resources, Inc. and Triad of approximately $100,000, (ii) non-recurring expenses of approximately $250,000 during the third quarter of 2009 associated with certain changes in the senior management of the Company, and (iii) non-cash charges related to the vesting of incentive stock options due to performance.

We incurred a net loss from operations of $2,569,806 for the quarter ended September 30, 2009 compared to a net gain from operations of $757,021 during the same period in the prior year.   The increase in net loss is due to lower revenue because of lower commodity prices, higher depletion, and one-time general and administrative expenses.

During the quarter ended September 30, 2009, interest expense totaled $688,469, compared to $1,066,477 for the quarter ended September 30, 2008.  The decrease in interest expense was principally due to the new credit agreement with CIT on September 9, 2008, which substantially reduced finance charges.

Beginning in March 2007, we entered into commodity derivative financial instruments for purposes of hedging our exposure to market fluctuations of oil prices.  During the quarter ended September 30, 2009, we recorded a gain on derivative contracts of $190,637 compared to a gain of $2,477,405 for the comparable period in 2008.  Our gain on derivative contracts for the 2009 period include both $675,168 in gains on the actual settlement of certain derivative financial instruments during the quarter and the unrealized loss of $484,531 based on the changes in the fair value of derivative instruments covering positions beyond September 30, 2009.

We incurred a net loss attributable to common shareholders of $3,052,222 ($0.08 per share) during the quarter ended September 30, 2009, compared to a net loss of $535,538 ($0.01 per share) to common shareholders for the same period in 2008.  The increase in net loss is due to lower revenue because of lower commodity prices, higher depletion, and one-time general and administrative expenses.

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

The Company’s net production for the nine months ended September 30, 2009 included 100,556 barrels of oil, 341,633 mcf of natural gas, and 31,440 barrels of natural gas liquids for a barrel-equivalent total of 188,935 boe. This compared to 95,869 barrels of oil, 227,762 mcf of natural gas, and 14,358 barrels of natural gas liquids for a barrel-equivalent total of 148,188 boe for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, the average daily production was approximately 692 boe per day compared to average daily production of 543 boe per day for the nine months ended September 30, 2008.

The Company's realized commodity prices for the nine months ended September 30, 2009 were $47.94 per barrel of oil, $2.79 per mcf of natural gas, and $25.23 per barrel of natural gas liquids compared to $102.23 per barrel of oil, $7.21 per mcf of natural gas, and $53.49 per barrel of natural gas liquids for the comparable prior year period.

Revenues for the nine months ended September 30, 2009 totaled $6,766,441 compared to revenues of $13,491,339 for the nine months ended September 30, 2008. Revenue for the nine months ended September 30, 2009 consisted $6,566,441 of oil and gas sales compared to oil and gas sales of $12,209,376 for the nine months ended September 30, 2008. The decrease in revenue from oil and gas sales was due primarily to a decrease in commodity prices.

Lease operating expenses for the nine months ended September 30, 2009 totaled $3,806,617 compared to lease operating expenses of $4,061,269 for the prior year comparable period. The slight decrease in lease operating expenses is due primarily to the fact that operating expenses are beginning to come down as commodity prices decrease.

Exploration costs for the nine months ended September 30, 2009 were $392,365 compared to $2,789,552 for the nine months ended September 30, 2008. Exploration costs represent our drilling costs associated with dry holes and the carrying costs of properties. The decrease in exploration costs is the result of fewer dry hole expense due to our curtailment of exploratory drilling and our more conservative approach to future drilling opportunities.

Our expenses for depreciation, depletion, and accretion for the nine months ended September 30, 2009 totaled $3,100,242, compared to $1,855,706 for the same period in the prior year. This was due to an increase in depletion rates.

General and administrative expenses for the nine months ended September 30, 2009 totaled $4,521,076 compared to general and administrative expenses of $3,005,583 for the prior year period. The general and administrative expense increase for the third quarter of 2009 was due to: (i) non-recurring transactional expenses associated with the acquisition of Sharon Resources, Inc. and Triad and (ii) non-recurring expenses during the third quarter of 2009 associated with certain changes in the senior management of the Company, and (iii) non-cash charges related to the vesting of incentive stock options due to performance.

We realized a loss from operations of $5,053,859 for the nine months ended September 30, 2009 compared to net income from operations of $1,779,229 during the same period in the prior year.   The increase in net loss is due to lower revenue because of lower commodity prices, higher depletion because of increased production, and one-time general and administrative expenses.

During the nine months ended September 30, 2009, interest expense totaled $1,866,655, compared to $2,172,257 for the nine months ended September 30, 2008.  The decrease in interest expense was principally due to the new credit agreement with CIT on September 9, 2008, whereby finance charges were significantly reduced.

Beginning in March 2007, we entered into commodity derivative financial instruments for purposes of hedging our exposure to market fluctuations of oil prices.  During the nine months ended September 30, 2009, we incurred a loss on derivative contracts of $1,027,467 compared to a loss of $986,245 for the comparable period in 2008. Our loss on derivative contracts include both $2,486,242 in gains on the actual settlement of certain derivative financial instruments during nine months ended September 30, 2009 and the unrealized losses related to unsettled swap contracts and the floors of $3,513,709. Unrealized losses are based on the changes in the fair value of derivative instruments covering positions beyond September 30, 2009.

We incurred a net loss attributable to common stockholders of $7,817,081 ($0.21 per share) during the nine months ended September 30, 2009, compared to a net loss of $4,052,569 ($0.11 per share) for the same period in 2008.  The increase in net loss is due to lower revenue because of lower commodity prices and one-time general and administrative expenses.

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

Plan of Operations

Magnum Hunter’s plan of operations is to capitalize on market opportunities to acquire leveraged and underperforming producing assets. The Company intends to grow its asset base with a focus on acquiring distressed assets, increasing the percentage of operated assets, increasing exposure to resource plays and unconventional areas and leveraging management’s operating experience. We plan to continue further exploration and development of oil and natural gas prospects that we currently own while concentrating on those with the lowest development and lifting costs. Consistent with these plans is our restructuring of staff within our company towards increased operations of oil and gas properties in the U.S.

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

The business of oil and natural gas property acquisition, exploration and development is capital intensive. The level of success attainable by an oil and gas company is directly linked to and limited by the amount of available capital. A principal part of our plan of operations is to raise the additional capital to finance future acquisitions and the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties.  As explained under “Financial Condition and Liquidity” below, based on our present working capital, borrowings and borrowing available under the credit facility and expected cash flow from operations, we believe we have sufficient working capital to fund our operations and expected commitments through at least September 30, 2010.

We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental, audit and tax services.  We believe that by limiting our management and employee costs, we are able to better control overall costs and retain flexibility in terms of project management.

Financial Condition and Liquidity

The Company’s cash flow provided by operations before changes in working capital was $1,021,262 for the nine months ended September 30, 2009, and $4,006,894 in the prior comparable period, reflecting a decrease of $2,985,632. This decrease was due primarily to decreased revenue as a result of significantly lower commodity prices. Our cash used in investing activities increased to $10,518,245 at September 30, 2009 from $6,826,715 at September 30, 2008. This was due to proceeds from the sale of assets recorded in the period ending September 30, 2008.  Net cash provided by financing activity was $5,476,654 for the nine months ended September 30, 2009 compared to a net outflow of $7,165,857 at September 30, 2008. The Company redeemed its outstanding preferred stock in 2008, resulting in an outflow of funds totaling $7,966,735.

As of the date of this report, we estimate our capital budget for fiscal 2009 to be approximately $16.1 million of which, $10.7 million has been expended during the first three quarters of 2009, including:

●	Up to $4.7 million to be deployed for drilling in Cinco Terry of which $3.3 million has been expended during the first three quarters of 2009.
●	Approximately $1.7 million for drilling and completion operations in the Surprise Prospect that has been expended during the first three quarters of 2009.
●	Approximately $1.6 million to be used for new drilling and salt water disposal facilities in the East Chalkley Prospect.
●	Approximately $4.1 million to drill new horizontal wells and maintain secondary recovery efforts in North Dakota of which $2.5 million has been committed to date.
●	We estimate capital expenditures of approximately $1.1 million to be allocated in our South Texas (Eagle Ford Shale) area of operations recently added through the acquisition of Sharon Resources.
●	We have budgeted $3.0 million to be used in connection with other prospect areas, the majority of which has been deployed in the first three quarters.

As of September 30, 2009, we had total assets of $62,979,370 and working capital of $3,279,163.  In addition, we had $27.0 million outstanding on our credit facilities, of which $15.0 million was outstanding on the Second Lien Term Loan Agreement and $12.0 million was outstanding on the Revolving Credit Agreement. On October 23, 2009, the Company received a commitment letter from Bank of Montreal to enter into a new senior credit facility.  The facility is governed by a borrowing base with an initial advance rate of $25 million.  Proceeds from the Bank of Montreal credit facility will be used to refinance the existing credit facilities. Based on our present working capital position, current rate of cash flow from operations, and proceeds from our $3.8 million equity issuance on November 5, 2009, we believe that we have available to us sufficient working capital to fund our operations and expected commitments for exploration and development through at least September 30, 2010.  However, in the event we receive calls for capital greater than, or generate cash flow from operations less than we expect, we may require additional working capital to fund our operations and expected commitments for exploration and development prior to September 30, 2010.

We may seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit, private equity investors, hedge funds and project financing.  However, we have no history of generating significant cash from existing oil and gas operations.  Further, as described below, under the terms of our existing credit facilities, we are prohibited from incurring any additional debt from third parties.  Our ability to obtain additional working capital through bank lines of credit, private equity investors, hedge funds and project financing may be subject to the repayment of our credit facilities.  Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.  If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price may be materially adversely affected.

On November 10, 2009, the Company entered into definitive agreements with certain institutional investors to sell 3,903,720 units, with each unit consisting of one of the Company's common shares and a one fifth of a warrant to purchase one common share, for gross proceeds of approximately $6.75 million, before deducting placement agent fees and estimated offering expenses, in a "registered direct" offering. The investors have agreed to purchase the units at a purchase price of $1.73 per unit. The warrants, which represent the right to acquire an aggregate of up to 780,744 common shares, will be exercisable at any time on or after May 17, 2010 and prior to the 3-year anniversary of the closing of the transaction at an exercise price of $2.50 per share, which was 132% of the closing price of the Company's common shares on the NYSE AMEX on November 10, 2009.  The transaction is expected to close on November 16, 2009, subject to customary closing conditions. Magnum Hunter intends to use the proceeds from the offering to repay current borrowings under its revolving credit facility, to pursue acquisition opportunities, and for other working capital purposes.

On November 11, 2009 the Company entered into definitive agreements with certain institutional investors to sell an additional 2,500,000 units to investors that participated in the $6.75 million offering, with each unit consisting of one of the Company's common shares and a one fifth of a warrant to purchase one common share, for gross proceeds of approximately $4.325 million, before deducting placement agent fees and estimated offering expenses, in a "registered direct" offering. The total amount raised in the "registered direct" offering amounts to $11.078 million of gross proceeds before deducting placement agent fees and estimated offering expenses. The investors have agreed to purchase the units at a purchase price of $1.73 per unit. The warrants, which represent the right to acquire an aggregate of up to 500,000 common shares, will be exercisable at any time on or after May 17, 2010 and prior to the 3-year anniversary of the closing of the transaction at an exercise price of $2.50 per share, which was 145% of the closing price of the Company's common shares on the NYSE AMEX on November 11, 2009.  The transaction is expected to close on November 16, 2009, subject to customary closing conditions. Magnum Hunter intends to use the proceeds from the offering to repay current borrowings under its revolving credit facility, to pursue acquisition opportunities, and for other working capital purposes. The new equity capital raised in these offerings satisfies the Company's minimum equity commitment required under the terms of the Asset Purchase Agreement in connection with the acquisition of Triad Energy Corporation and certain affiliates announced on October 29, 2009.

The Company issued 187,482 shares of common stock in November, 2009 pursuant to the At the Market sales agreement as disclosed in the S-3 filed October 14, 2009.

CIT Credit Facility

On September 9, 2008, we entered into a $50.0 million Credit Agreement (the "Credit Agreement") with CIT Capital USA Inc. and a $15.0 million Second Lien Term Loan Agreement (the "Second Lien Term Loan Agreement") with CIT Capital USA Inc.

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

PRC Williston LLC, our subsidiary, has guaranteed the performance of all of our obligations under the Credit Agreement, the Second Lien Term Loan Agreement and related agreements pursuant to a Guaranty and Collateral Agreement and a Second Lien Guaranty and Collateral Agreement each dated as of September 9, 2008. Subject to certain permitted liens, our obligations have been secured by the grant of a first priority lien on not less than 80% of the value of our and PRC Williston's existing and to-be-acquired oil and gas properties and the grant of a first priority security interest in related personal property of ours and PRC Williston. We also granted a first priority security interest in our ownership interest in PRC Williston, subject only to certain permitted liens.

As of September 30, 2009, we had drawn $27 million on the CIT facility, of which $15.0 million was drawn on the Second Lien Term Loan Agreement and $12 million was drawn on the Credit Agreement.  Subsequent to September 30, 2009 we anticipate refinancing the CIT credit facilities in their entirety using the proceeds from the Bank of Montreal credit facility.

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

An evaluation was performed under the supervision and with the participation of our management, including our chairman and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our management, including our chairman and chief financial officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control. We made no changes to our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MAGNUM HUNTER RESOURCES CORPORATION

Date: November 16, 2009	/s/ Gary C. Evans
Gary C. Evans,
Chairman

Date: November 16, 2009	/s/ Ronald D. Ormand
Ronald D. Ormand,
Chief Financial Officer