Form 10-K
period 2009-12-31
MAGNUM HUNTER RESOURCES CORP
filed 2010-03-31
CIK 1335190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Commission file number: 001-32997
Magnum Hunter Resources Corporation
(Name of registrant as specified in its charter)

DELAWARE	86-0879278
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
777 Post Oak Boulevard, Suite 910, Houston, Texas 77056
(Address of principal executive offices, including zip code)
Registrant’s telephone number including area code: (832) 369-6986
Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$0.01 par value Common Stock 10.25% Series C Cumulative Perpetual Preferred Stock	NYSE Amex NYSE Amex
Securities registered under Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $21,172,701.
As of March 29, 2010, 57,979,111 shares of the registrant’s common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders for 2010 to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III hereof.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2009
MAGNUM HUNTER RESOURCES CORPORATION

CAUTIONARY NOTICE
The statements and information contained in this annual report on Form 10-K that are not statements of historical fact, including all of the estimates and assumptions contained herein, are “forward looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements include, among others, statements, estimates and assumptions relating to our business and growth strategies, our oil and gas reserve estimates, our ability to successfully and economically explore for and develop oil and gas resources, our exploration and development prospects, future inventories, projects and programs, expectations relating to availability and costs of drilling rigs and field services, anticipated trends in our business or industry, our future results of operations, our liquidity and ability to finance our exploration and development activities, market conditions in the oil and gas industry and the impact of environmental and other governmental regulation. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “could”, “should”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project”, “pursue”, “plan” or “continue” or the negative thereof or variations thereon or similar terminology.
These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. Factors that may cause our actual results, performance, or achievements to be materially different from those anticipated in forward-looking statements include, among others, the following:
•	adverse economic conditions in the United States and globally;

•	difficult and adverse conditions in the domestic and global capital and credit markets;

•	changes in domestic and global demand for oil and natural gas;

•	volatility in the prices we receive for our oil and natural gas;

•	the effects of government regulation, permitting, and other legal requirements;

•	future developments with respect to the quality of our properties, including, among other things, the existence of reserves in economic quantities;

•	uncertainties about the estimates of our oil and natural gas reserves;

•	our ability to increase our production and oil and natural gas income through exploration and development;

•	our ability to successfully apply horizontal drilling techniques and tertiary recovery methods;

•	the number of well locations to be drilled, the cost to drill, and the time frame within which they will be drilled;

•	drilling and operating risks;

•	the availability of equipment, such as drilling rigs and transportation pipelines;

•	changes in our drilling plans and related budgets;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity;

•	other factors discussed under “Risk Factors” in Item 1A of this report.
These factors are in addition to the risks described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this document. Most of these factors are difficult to anticipate and beyond our control. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. You are cautioned not to place undue reliance on forward-looking statements, contained herein, which speak only as of the date of this document. Other unknown or unpredictable factors may cause actual results to differ materially from those projected by the forward-looking statements. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. We urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.
All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

SPECIAL NOTE REGARDING THE REGISTRANT
In this Annual Report on Form 10-K, the words “Magnum Hunter”, “Company”, “we”, “our”, and “us” refer to Magnum Hunter Resources Corporation and its consolidated subsidiaries unless stated or the context otherwise requires.
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). We provide access free of charge to all of these SEC filings, as soon as reasonably practicable after filing, on our Internet site located at www.MagnumHunterResources.com. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including Magnum Hunter Resources Corporation, that file electronically with the SEC. The public can obtain any document we file with the SEC at www.sec.gov. Information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.
Industry terms used in this report are defined in the Glossary of Oil and Natural Gas Term located at the end of Part 1.

PART I
Item 1. BUSINESS
Overview
We are an independent oil and gas company engaged in the acquisition, development and production of oil and natural gas, primarily in West Virginia, North Dakota, Texas and Louisiana. The Company is presently active in three of the four most prolific shale resource plays in the United States, including the Marcellus Shale, Eagle Ford Shale and Williston Basin / Bakken Shale. The Company is a Delaware corporation and was incorporated in 1997. In 2005, the Company began oil and gas operations under the name Petro Resources Corporation. In May of 2009, the Company restructured its management team and refocused its business strategy, and in July of 2009, changed its name to Magnum Hunter Resources Corporation (“MHR”). The restructured management team includes Gary C. Evans, former Founder, Chairman and Chief Executive Officer of Magnum Hunter Resources, Inc.,1 as Chairman and Chief Executive Officer, Ronald D. Ormand as Executive Vice President and Chief Financial Officer, H.C. “Kip” Ferguson as Executive Vice President of Exploration and M. Bradley Davis as Senior Vice President of Capital Markets. Our management has implemented a new business strategy consisting of exploiting our inventory of lower-risk drilling locations and the acquisition of long-lived proved reserves with significant exploitation and development opportunities. As a result of this new strategy, the Company has substantially increased its assets and production through three acquisitions and ongoing development efforts, the percentage of operated properties has increased significantly, its inventory of acreage and drilling locations in resource plays have grown and its management team has been expanded.
At December 31, 2009, our estimated proved reserves of 6.2 MMboe were approximately 75% oil, had a standardized measure of $47.4 million and an SEC PV-10 value of $65.6 million. This represents a 97% increase in proved reserves from the level at year ended 2008. Our average daily production volumes for 2009 were 703 Boepd, which represents a 22% increase from those levels experienced in 2008. Our average daily production volumes were approximately 900 Boe per day at December 31, 2009.
Significant Developments and Achievements
Triad Acquisition. On February 12, 2010, the Company closed the acquisition of substantially all of the assets of privately-held Triad Energy Corporation and certain of its affiliates (collectively, “Triad”), a 23-year old Appalachian Basin focused oil and gas production company. The Company acquired the assets of Triad in connection with Triad’s reorganization under Chapter 11 of the United States Bankruptcy Code. Triad’s operations are located in the states of Ohio, West Virginia and Kentucky, in the Appalachian Basin. The assets acquired from Triad include (i) conventional, mature oil fields currently under primary and secondary development with approximately 5.1 MMboe of proved reserves (65% oil); and over 2,000 producing wells (99% of which are operated by Triad) with a production exit rate on December 31, 2009 of approximately 830 Boepd; (ii) over 87,000 net acres including approximately 46,000 net acres in the prolific Marcellus Shale; (iii) 182 miles of gas pipeline and rights-of-way that will allow for the construction of new larger diameter pipeline that will provide Magnum Hunter with significant take-away capacity for our Marcellus Shale gas as well as revenue from transporting third-party gas; (iv) service equipment including three drilling rigs; and (v) commercial salt water disposal facilities. These assets are now held by our wholly-owned subsidiaries Triad Hunter, LLC, Alpha Hunter Drilling, LLC, Eureka Hunter Pipeline, LLC, Hunter Disposal, LLC and Hunter Real Estate, LLC. Consideration for the assets acquired from Triad totaled $81 million consisting of:
•	$55 million for the repayment of Triad’s senior debt, which $55 million was borrowed by the Company pursuant to the terms of the new Restated Credit Agreement discussed below;

•	$15 million of our Series B Redeemable Convertible Preferred Stock, issued to certain banks that were secured creditors of Triad;

•	$8 million in cash; and

•	Assumption of approximately $3 million of equipment indebtedness.

•	The Fair Value of the consideration approximated its $81 million face value.
As a result of the Triad acquisition, on a SEC basis, the Company had pro forma reserves of 11.3 MMboe with PV-10 of $122 million (70% oil) at December 31, 2009. On a NYMEX strip basis, our reserves were 12.3 MMboe with a PV-10 of $237.5 million.

[1]	Magnum Hunter Resources, Inc. was a NYSE-listed oil and gas exploration and production company, unrelated to the Company, that was acquired by Cimarex Energy Corporation in June 2005.

Bank of Montreal Credit Facilities. On November 23, 2009, we entered into a $150 million Credit Agreement (the “Credit Agreement”) with Bank of Montreal. The Credit Agreement provided for an asset-based, three-year senior secured revolving credit facility (the “Revolving Facility”), with an initial borrowing base availability of $25 million. On February 12, 2010 we amended and restated the Credit Agreement (the “Restated Credit Agreement”) with Bank of Montreal and Capital One, NA, providing for a borrowing base of $70 million.
Acquisition of Sharon Resources, Inc. On September 30, 2009, we acquired Sharon Resources, Inc., a wholly-owned subsidiary of Calgary-based Sharon Energy Ltd., bringing an inventory of drilling locations focused in the Eagle Ford Shale located in South Texas. Additionally, the Sharon acquisition enhanced the Company’s technical expertise with the addition of experienced geologists and land professionals.
Equity Financings. Throughout the fourth quarter of 2009, the Company raised substantial cash through equity transactions. Those transactions included:
•	$15.2 million of common equity financings throughout the course of the fourth quarter.

•	$5.4 million in gross proceeds from the issuance of our 10.25% Series C Cumulative Perpetual Preferred Stock, (“Series C Preferred Stock”) at a price of $25.00 per share in the fourth quarter of 2009
Summary of Proved Reserves, Wells and Production
SEC Case Reserve Summary (1)

	At December 31, 2009
						2009 Average
	Proved		%	Productive Wells		Daily Production
Area	Reserves (a)	PV10% (b)(c)	Oil	Gross	Net	Volumes (d)
	(MMboe)	($MMs)				(boe)

North Dakota	3.098	$45.70	96%	146	65.7	335
West Texas	2.199	12.20	62%	87	8.7	302
South Texas / Gulf Coast	0.841	7.50	33%	10	2.9	33
Other	0.031	0.20	0%	5	0.5	33

Total	6.169	$65.60	74%	248	77.8	703

Pro Forma SEC Case Reserve Summary (2)

	Pro Forma At December 31, 2009 *
						2009 Average
	Proved		%	Productive Wells		Daily Production
Area	Reserves (a)	PV10% (b)(c)	Oil	Gross	Net	Volumes (d)
	(MMboe)	($MMs)				(boe)

Appalachian Basin	5.129	$56.40	65%	2,074	1,970.3	1,000
North Dakota	3.098	45.70	96%	146	65.7	335
West Texas	2.199	12.20	62%	87	8.7	302
South Texas / Gulf Coast	0.841	7.50	32%	10	2.9	33
Other	0.031	0.20	0%	5	0.5	33

Total	11.298	$122.00	70%	2,322	2,048.1	1,703

*	Pro forma information related to the Triad acquisition, which closed February 12, 2010, was prepared by the Company’s internal engineers.

(1)	Does not include reserves related to our recent acquisition of Triad located in the Appalachian Basin, as the transaction was completed in February of 2010.

(2)	Includes reserves related to our recent acquisition of Triad located in the Appalachian Basin, which closed in February of 2010.

(a)	MMBoe is defined as one million barrels of oil equivalent determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(b)
The prices used to calculate this measure were $61.18 per barrel of oil and $3.866 per MMbtu of natural gas. The prices represent the average prices per barrel of oil and per MMbtu of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period. These prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate our reserves at this date.

(c)
The standardized measure for our proved reserves at December 31, 2009 was $47.4 million. See “Item 2. Properties” for a definition of pre-tax PV10% and a reconciliation of our standardized measure to our pre-tax PV10% value.

(d)	Average daily production volumes calculated based on 360 day year.

NYMEX Futures Strip Case Reserve Summary

	At December 31, 2009
						2009 Average
	Proved		%	Productive Wells		Daily Production
Area	Reserves (e)	PV10% (f)	Oil	Gross	Net	Volumes (g)
	(MMboe)	($MMs)				(boe)

North Dakota	3.339	$81.5	95%	146	66	335
West Texas	2.337	$27.7	62%	87	9	302
South Texas / Gulf Coast	0.896	$9.0	32%	10	3	30
Other	0.038	$0.3	0%	5	1	36

Total	6.610	$118.5	75%	248	79	703

(e)	MMBoe is defined as one million barrels of oil equivalent determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(f)	The prices used to calculate this measure were the NYMEX futures strip prices as of December 31, 2009.

(g)	Average daily production volumes calculated based on 360 day year.

Pro Forma NYMEX Futures Strip Case Reserve Summary (2) *

						2009 Average
	Proved		%	Productive Wells		Daily Production
Area	Reserves (e)	PV10% (f)	Oil	Gross	Net	Volumes (g)
	(MMboe)	($MMs)				(boe)

Appalachian Basin	5.725	$119.0	66%	2,074	1,970	1,000
North Dakota	3.339	81.5	95%	146	66	335
West Texas	2.337	27.7	62%	87	9	302
South Texas / Gulf Coast	0.896	9.0	32%	10	3	30
Other	0.038	0.3	0%	5	1	36

Total	12.335	$237.5	70%	2,322	2,049	1,703

*	Pro forma information related to the Triad acquisition, which closed February 12, 2010, was prepared by the Company’s internal engineers.

(2)	This table includes reserves related to our recent acquisition of Triad located in the Appalachian Basin, which closed in February of 2010.

(e)	MMBoe is defined as one million barrels of oil equivalent determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(f)	The prices used to calculate this measure were the NYMEX futures strip prices as of December 31, 2009.

(g)	Average daily production volumes calculated based on 360 day year.

Business Strategy
Our business strategy is to create value for our stockholders by growing reserves, production volumes and cash flow through cost effective development of our properties and through strategic acquisitions. The Company employs many of the elements that have proved successful for our management team in the past. Key elements of our business strategy include:
Focus on Unconventional Resource Plays —We intend to focus on the development and expansion of our properties in the Marcellus Shale, Eagle Ford Shale and Williston / Bakken Shale. As of March 29, 2010, the Company currently had over 95,200 gross acres in these three areas and over 125 identified drilling locations. The Company intends to commence its initial drilling efforts on these locations in 2010. With recent improvements in drilling and completion technologies, the development of unconventional resources has become highly economic.
Strategic Acquisitions — The Company intends to opportunistically acquire additional acreage and reserves. Since the restructuring of the Company’s management in May of 2009, we have completed three significant acquisitions, including Sharon, East Chalkley and Triad. We believe that our acquisition related and operational track record, as well as our extensive industry relationships will provide for continued growth opportunities in the future.
Focus on Acquisition and Development of Oil Assets — We plan to focus our development and acquisition efforts primarily on oil reserves, as we believe they currently present the most attractive returns on capital employed, as compared to natural gas. At March 29, 2010, 75% of our proved reserves and 65% of current production were oil.
Operating Control — We believe that operatorship provides the ability to maximize the value of our assets, including timing of drilling expenditures, enhanced controls on operational costs and the ability to enhance production volumes. We have significantly increased the number of wells that we operate. Pro Forma for the Triad acquisition, we operated 95% of our net wells in production and 53% of proved reserves at March 29, 2010.
Employment of Advanced Technologies — We utilize state of the art, advanced technologies, allowing us to achieve the best opportunity for drilling success. Our technical team continually reviews the most current technologies and applies them to our reserve base for the effective development of our project inventory.
Leveraging the Experience of our Management Team — Management will actively utilize its track record and relationships with industry partners, commercial banks, investment banks, institutional equity investors and private equity investors to assist us in rapidly building and developing the Company’s asset base and financing the Company’s growth on a cost effective basis.
Development of Pipeline and Infrastructure Assets — We are actively pursuing the completion of our 182-mile pipeline asset to support the development of our Marcellus acreage. We have allocated $10 million in our 2010 capital budget to complete the initial 12 mile phase of our pipeline. The Company is actively pursuing joint venture and other financing structures to support the expansion of the pipeline, and anticipates ultimately increasing throughput capacity to approximately 200 MMcf/d. We anticipate the initial pipeline expansion to be completed in the third quarter of 2010.
Competitive Strengths
We believe that our key competitive strengths include:
Experienced Management Team — Our management team, on average, has over 25 years of experience in the oil and gas industry. Senior management has extensive experience in managing, financing and operating public oil and gas companies. Magnum Hunter Resources, Inc., (“MHRI”), founded by Gary C. Evans in 1985 and unrelated to the Company, achieved an average annual internal rate of return of 38% to shareholders during the 15 years it was publicly traded. Additionally, our management team has collectively completed over $30 billion in financing transactions and acquisitions in the oil and gas industry and our personnel have extensive expertise in key operational disciplines.
Balanced Long-Lived Asset Base with Substantial Oil Reserves — As of December 31, 2009, we owned interests in 248 gross (77.8 net) productive wells across approximately 28,000 gross (8,500 net) mineral acres. We believe this geographic mix of properties and drilling opportunities, combined with our continuing business strategy of acquiring and exploiting properties in these areas, presents us with multiple opportunities in executing our strategy. Our proved reserve life is approximately 14 years based on year-end 2009 pro forma proved reserves and estimated production for 2010. Approximately 75% of our proved reserves as of December 31, 2009 were oil and an estimated 71% of production was oil.

Acreage Position and Drilling Inventory in Core Resource Areas — As of March 29, 2010, we had significant acreage of over 68,600 net acres in our core shale areas, including approximately 46,000 net acres in the Marcellus Shale, 15,000 net acres in Eagle Ford Shale and 7,600 net acres in the Williston/Bakken Shale. We have identified an inventory of over 125 drillable locations in these core areas.
Marcellus Infrastructure Assets — The Company controls approximately 182 miles of pipeline, gathering systems and rights-of-way to provide critical takeaway capacity and third party transportation in the capacity-constrained Marcellus Shale area of West Virginia. Following our planned expansion, we estimate our natural gas pipeline system will have throughput capacity of approximately 200 MMcf/d. In addition, we own and operate a 2,200-5,000 barrel per day commercial salt water disposal facility that was acquired in the Triad acquisition, which is important to the efficient operation and development of our assets in the Marcellus Shale area. We also maintain an inventory of drilling rigs and various oilfield service equipment to be used to develop our oil and gas assets located in the Appalachian region.
2010 Capital Budget
As of the date of this report, we estimate our capital budget for fiscal year 2010 to be approximately $25 million, including:
•
Approximately $17.1 million to be deployed for activities in the Appalachian Basin, including $10 million to complete the initial phase of the Eureka Hunter Pipeline project and approximately $7.1 million to drill two horizontal wells targeting the Marcellus Shale formation.

•
Approximately $6.95 million towards operations in the Eagle Ford Shale of South Texas, including the leasing of additional acreage and the drilling of two horizontal wells in the Eagle Ford Shale formation.

•	Approximately $950,000 for other projects including Cinco Terry.
•
Because of the volatility of commodity prices and the risks involved in our industry, we believe in remaining flexible in our capital budgeting process. When appropriate, we may defer existing capital projects to seize an attractive acquisition opportunity or reallocate capital towards projects where we believe we can generate higher rates of return on capital employed. We also believe in maintaining a strong balance sheet and using commodity hedging. This allows us to be more opportunistic in lower commodity price environments as well as providing more consistent financial results in the long-term.

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
We use commodity price hedging instruments to reduce our exposure to oil and natural gas price fluctuations and to help ensure that we have adequate cash flow to fund our debt service costs and capital programs. From time to time, we may enter into futures contracts, collars and basis swap agreements, as well as fixed price physical delivery contracts; however, it is our preference to utilize hedging strategies that provide downside commodity price protection without unduly limiting our revenue potential in an environment of rising commodity prices. We use hedging primarily to manage price risks and returns on certain acquisitions and drilling programs. Our policy is to consider hedging an appropriate portion of our production at commodity prices we deem attractive. In addition, we are required by our lenders to hedge a significant portion of production through calendar year 2012.
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
In addition, hedging arrangements limit the benefit we would receive from increases in the prices for oil and natural gas. We cannot assure you that any hedging transactions we may enter into will adequately protect us from a decline in the price of oil and natural gas. On the other hand, should we choose not to engage in hedging transactions in the future (assuming we are permitted by our lenders to do so), we may be more adversely affected by changes in oil and natural gas prices than our competitors who engage in hedging transactions.

As of December 31, 2009, we had the following hedges in place:

	4Q09	1Q10	2Q10	3Q10	4Q10	2010	2011	2012
Natural Gas Hedges
Floors
Volume (MMbtu/d)	652	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Price per MCF	$7.75	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Collars
Volume (MMbtu/d)	N/A	667	659	652	652	658	548	329
Floor Price per MCF	N/A	$5.69	$5.69	$5.69	$5.69	$5.69	$5.00	$5.00
Ceiling Price per MCF	N/A	$7.26	$7.26	$7.26	$7.26	$7.26	$8.39	$9.82

Total Gas Volume Hedged	60,000	60,000	60,000	60,000	60,000	240,000	199,980	120,000
Total PDP	141,504	73,887	74,708	75,529	75,529	299,653	249,230	217,343
Total % Natural Gas Volume Hedged	42%	81%	80%	79%	79%	80%	80%	55%

Oil Hedges
Floors
Volume (Bbls/d)	33	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Price per bbl	$110.00	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Swaps
Volume (Bbls/d)	170	213	187	185	185	192	162	N/A
Price per bbl	$87.43	$88.84	$102.64	$102.64	$102.64	$99.19	$103.67	N/A

Collars
Volume (MMbtu/d)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	137
Floor Price per MCF	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$80.00
Ceiling Price per MCF	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$100.00

Total Oil Volume Hedged	18,367	19,160	17,010	17,010	17,010	70,226	59,225	50,000
Total PDP	47,336	27,893	28,203	28,513	28,513	113,123	98,692	86,489
Total % Oil Volume Hedged	39%	69%	60%	60%	60%	62%	60%	58%

Competition
The oil and natural gas industry is highly competitive in all phases. We encounter competition from other oil and natural gas companies in all areas of operation, including the acquisition of leases. Our competitors include numerous independent oil and natural gas companies and individuals. Many of our competitors are large, well established companies that have substantially larger operating staffs and greater capital resources than we do. Our ability to acquire additional properties in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. See “Item 1A. Risk Factors — Competition in the oil and natural gas industry is intense, which may adversely affect our ability to compete.”
Operating Hazards and Risks
Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that the new wells we drill will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive, but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost and timing of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including low oil and natural gas prices, title problems, weather conditions, delays by project participants, compliance with governmental requirements, shortages or delays in the delivery of equipment and services and increases in the cost for such equipment and services. Our future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our operations are subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, craterings, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and those of others. We maintain insurance against some but not all of the risks described above. In particular, the insurance we maintain does not cover claims relating to failure of title to oil and natural gas leases, loss of surface equipment at well locations, business interruption, loss of revenue due to low commodity prices or loss of revenues due to well failure. Furthermore, in certain circumstances where such insurance is available, we may determine not to purchase it due to cost or other factors. The occurrence of an event that is not covered by, or not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows in the period such event may occur.
Governmental Regulation
Our oil and natural gas exploration activities are subject to extensive laws, rules and regulations promulgated by federal and state legislatures and agencies. Failure to comply with such laws, rules and regulations can result in substantial penalties, including the delay or stopping of our operations. The legislative and regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. See “Item 1A. Risk Factors — Our operations expose us to substantial costs and liabilities with respect to environmental matters.”
The commercial risk associated with the production of fossil fuels lies in the uncertainty of government-imposed climate change legislation, including cap and trade schemes, and regulations that may affect us, our suppliers, and our customers. The cost of meeting these requirements may have an adverse impact on our financial condition, results of operations and cash flows, and could reduce the demand for our products.
Climate Change
Climate change has become the subject of an important public policy debate. Climate change remains a complex issue, with some scientific research suggesting that an increase in greenhouse gas emissions (GHGs) may pose a risk to society and the environment. The oil and natural gas exploration and production industry is a source of certain GHGs, namely carbon dioxide and methane, and future restrictions on the combustion of fossil fuels or the venting of natural gas could have a significant impact on our future operations. See “Item 1A. Risk Factors — Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil, natural gas and NGLs that we produce.”

Formation
We were incorporated in the State of Delaware on June 4, 1997.
Employees
At December 31, 2009, we had 18 full-time employees of which 9 were officers. None of our employees are represented by a union. Management considers our relations with employees to be very good. Subsequent to the closing of the acquisition of Triad, we had 139 full-time employees, of which 10 were officers.
Facilities
As of December 31, 2009, our principal executive offices are located in Houston, Texas, where we lease approximately 7,678 square feet of office space at 777 Post Oak Blvd., Suite 910, Houston, Texas 77056, under a lease whereby approximately 6,000 and 1,600 square feet expire in May of 2012 and December of 2013, respectively. We have also inherited, through the acquisition of Sharon Resources, Inc., approximately 6,031 square feet of office space located at 675 Bering, Suite 650, Houston, Texas 77057 under a lease that expires in February of 2012 which we are actively marketing to sub-lease candidates. In connection with the acquisition of Triad in February 2010, we acquired 7,608 square feet of leased office space in Marietta, Ohio as well as field offices in Kentucky and West Virginia.
Website Access
We make available, free of charge through our website, www.MagnumHunterResources.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information on our website is not a part of this report.

Item 1A. RISK FACTORS
In evaluating our company, the factors described below should be considered carefully. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.
Risks Related to Our Business
Future economic conditions in the U.S. and global markets may have a material adverse impact on our business and financial condition that we currently cannot predict.
The U.S. and other world economies are slowly recovering from a recession which began in 2008 and has extended into 2009 and 2010. While economic growth has resumed, it remains modest and the timing of an economic recovery is uncertain. There are likely to be significant long-term effects resulting from the recession and credit market crisis, including a future global economic growth rate that is slower than what was experienced in recent years. Unemployment rates remain very high and businesses and consumer confidence levels have not yet fully recovered to pre-recession levels. In addition, more volatility may occur before a sustainable, yet lower, growth rate is achieved. Global economic growth drives demand for energy from all sources, including for oil and natural gas. A lower future economic growth rate will result in decreased demand for our crude oil and natural gas production as well as lower commodity prices, which will reduce our cash flows from operations and our profitability.
Volatility in oil and natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.
The prices we receive for our oil and natural gas production heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities, and therefore their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been extremely volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:
•	the current uncertainty in the global economy;

•	changes in global supply and demand for oil and natural gas;

•	the condition of the U.S. and global economy;

•	the actions of certain foreign countries;

•	the price and quantity of imports of foreign oil and natural gas (LNG);

•	political conditions, including embargoes, war or civil unrest in or affecting other oil producing activities of certain countries;

•	the level of global oil and natural gas exploration and production activity;

•	the level of global oil and natural gas inventories;

•	production or pricing decisions made by the Organization of Petroleum Exporting Countries (“OPEC”);

•	weather conditions;

•	technological advances affecting energy consumption; and

•	the price and availability of alternative fuels.
Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of oil and natural gas that we can produce economically. The higher operating costs associated with many of our oil fields will make our profitability more sensitive to oil price declines. A sustained decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

We have limited experience in drilling wells to the Eagle Ford Shale, Marcellus Shale, and Bakken Shale and limited information regarding reserves and decline rates in the Eagle Ford Shale, Marcellus Shale and Bakken Shale. Wells drilled to the Eagle Ford Shale, Marcellus Shale and Bakken Shale are more expensive and more susceptible to mechanical problems in drilling and completion techniques than wells in the other conventional areas.
We have limited experience in the drilling and completion of Eagle Ford Shale, Marcellus Shale and Bakken Shale wells. As of December 31, 2009, the management members who joined the Company via the Triad acquisition have drilled 33 gross vertical wells and 30 net vertical wells to the Marcellus Shale. We have limited horizontal drilling and completion experience in the Eagle Ford Shale and Bakken Shale. Other operators in the Eagle Ford, Marcellus Shale and Bakken Shale plays may have significantly more experience in the drilling and completion of these wells, including the drilling and completion of horizontal wells. In addition, we have limited information with respect to the ultimate recoverable reserves and production decline rates. The wells drilled in the Eagle Ford Shale, Marcellus Shale and Bakken Shale are primarily horizontal and require more stimulation, which makes them more expensive to drill and complete. The wells will also be more susceptible to mechanical problems associated with the drilling and completion of the wells, such as casing collapse and lost equipment in the wellbore due to the length of the lateral portions of these unconventional wells. The fracturing of these shale formations will be more extensive and complicated than fracturing other geological formations in our other areas of operation.
If our access to oil and gas markets is restricted, it could negatively impact our production, our income and ultimately our ability to retain our leases. Our ability to sell natural gas and/or receive market prices for our natural gas may be adversely affected by pipeline and gathering system capacity constraints.
Market conditions or the restriction in the availability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. Our productive properties may be located in areas with limited or no access to pipelines, thereby necessitating delivery by other means, such as trucking, or requiring compression facilities. Such restrictions on our ability to sell our oil or natural gas may have several adverse effects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possibly causing us to lose a lease due to lack of production.
If drilling in the Eagle Ford Shale, Marcellus Shale and Bakken Shale areas proves to be successful, the amount of oil and natural gas being produced by us and others could exceed the capacity of the various gathering and intrastate or interstate transportation pipelines currently available in these areas. If this occurs, it will be necessary for new pipelines and gathering systems to be built. Because of the current economic climate, certain pipeline projects that are planned for the Eagle Ford Shale, Marcellus Shale and Bakken Shale areas may not occur for lack of financing. In addition, capital constraints could limit our ability to build intrastate gathering systems necessary to transport our gas to interstate pipelines. In such event, we might have to shut in our wells awaiting a pipeline connection or capacity and/or sell natural gas production at significantly lower prices than those quoted on NYMEX or than we currently project for these specific regions, which would adversely affect our results of operations.
A portion of our natural gas and oil production in any region may be interrupted, or shut in, from time to time for numerous reasons, including as a result of weather conditions, accidents, loss of pipeline or gathering system access, field labor issues or strikes, or we might voluntarily curtail production in response to market conditions. If a substantial amount of our production is interrupted at the same time, it could temporarily adversely affect our cash flow.
Certain federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of future legislation.
Among the changes contained in President Obama’s 2011 budget proposal released by the White House on February 1, 2010, is the elimination of certain key U.S. federal income tax preferences currently available to oil and gas exploration and production companies. Such changes include, but are not limited to:
•	the repeal of the percentage depletion allowance for oil and gas properties;
•	the elimination of current deductions for intangible drilling and development costs;
•	the elimination of the deduction for certain U.S. production activities; and
•
an extension of the amortization period for certain geological and geophysical expenditures. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective.

The passage of any legislation as a result of the budget proposal, the Senate bill, or any other similar change in U.S. federal income tax law could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

We depend on a relatively small number of purchasers for a substantial portion of our revenue. The inability of one or more of our purchasers to meet their obligations may adversely affect our financial results.
We derive a significant amount of our revenue from a relatively small number of purchasers. Our inability to continue to provide services to key customers, if not offset by additional sales to our other customers, could adversely affect our financial condition and results of operations. These companies may not provide the same level of our revenue in the future for a variety of reasons, including their lack of funding, a strategic shift on their part in moving to different geographic areas in which we do not operate or our failure to meet their performance criteria. The loss of all or a significant part of this revenue would adversely affect our financial condition and results of operations.
Our results of operations and cash flow may be adversely affected by risks associated with our oil and gas financial derivative activities, and our oil and gas financial derivative activities may limit potential gains.
We have entered into, and we expect to enter into in the future, oil and gas financial derivative arrangements corresponding to a significant portion of our oil and natural gas production. Many derivative instruments that we employ require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in oil and natural gas prices. During the twelve months ended December 31, 2009, we incurred realized gains of $5.4 million from our financial derivatives. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
If our actual production and sales for any period are less than the corresponding volume of derivative contracts for that period (including reductions in production due to operational delays), or if we are unable to perform our activities as planned, we might be forced to satisfy all or a portion of our derivative obligations without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. In addition, our oil and gas financial derivative activities can result in substantial losses. Such losses could occur under various circumstances, including any circumstance in which a counterparty does not perform its obligations under the applicable derivative arrangement, the arrangement is imperfect or our derivative policies and procedures are not followed or do not work as planned. Under the terms of our senior credit facility with Bank of Montreal, the percentage of our total production volumes with respect to which we will be allowed to enter into derivative contracts is limited, and we therefore retain the risk of a price decrease for our remaining production volume.
If oil and natural gas prices decline, we may be required to take additional write-downs of the carrying values of our oil and natural gas properties, potentially triggering earlier-than-anticipated repayments of any outstanding debt obligations and negatively impacting the trading value of our securities.
There is a risk that we will be required to write down the carrying value of our oil and gas properties, which would reduce our earnings and stockholders’ equity. We account for our natural gas and crude oil exploration and development activities using the successful efforts method of accounting. Under this method, costs of productive exploratory wells, developmental dry holes and productive wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The capitalized costs of our oil and gas properties may not exceed the estimated future net cash flows from our properties. If capitalized costs exceed future cash flows, we write down the costs of the properties to our estimate of fair market value. Any such charge will not affect our cash flow from operating activities, but will reduce our earnings and stockholders’ equity.
Additional write downs could occur if oil and gas prices decline or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our drilling results. Because our properties currently serve, and will likely continue to serve, as collateral for advances under our existing and future credit facilities, a write-down in the carrying values of our properties could require us to repay debt earlier than we would otherwise be required. It is likely that the cumulative effect of a write-down could also negatively impact the value of our securities, including our common stock.
The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive but may actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature, and an allocation of costs is required to properly account for the results. The evaluation of oil and gas leasehold acquisition costs requires judgment to estimate the fair value of these costs with reference to drilling activity in a given area.
We review our oil and gas properties for impairment annually or whenever events and circumstances indicate a decline in the recoverability of their carrying value. Once incurred, a write down of oil and gas properties is not reversible at a later date even if gas or oil prices increase. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that would require us to record an impairment of the book values associated with oil and gas properties.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition and results of operations.
Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Please read “Item 1A. Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves” below for a discussion of the uncertainties involved in these processes. Our costs of drilling, completing and operating wells are often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures could be materially and adversely affected by any factor that may curtail, delay or cancel drilling, including the following:
•	delays imposed by or resulting from compliance with regulatory requirements;

•	unusual or unexpected geological formations;

•	pressure or irregularities in geological formations;

•	shortages of or delays in obtaining equipment and qualified personnel;

•	equipment malfunctions, failures or accidents;

•	unexpected operational events and drilling conditions;

•	pipe or cement failures;

•	casing collapses;

•	lost or damaged oilfield drilling and service tools;

•	loss of drilling fluid circulation;

•	uncontrollable flows of oil, natural gas and fluids;

•	fires and natural disasters;

•	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;

•	adverse weather conditions;

•	reductions in oil and natural gas prices;

•	oil and natural gas property title problems; and

•	market limitations for oil and natural gas.
If any of these factors were to occur with respect to a particular field, we could lose all or a part of our investment in the field, or we could fail to realize the expected benefits from the field, either of which could materially and adversely affect our revenue and profitability.
Our proved reserves and related PV-10 as of December 31, 2009 have been reported under new SEC rules that went into effect on January 1, 2010. The estimates provided in accordance with the new SEC rules may change materially as a result of interpretive guidance that may be subsequently released by the SEC.
We have included in this report certain estimates of our proved reserves and related PV-10 at December 31, 2009 as prepared consistent with our independent reserve engineers’ interpretations of the new SEC rules relating to disclosures of estimated natural gas and oil reserves. These new rules are effective for fiscal years ending on or after December 31, 2009. These newly adopted rules will require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on 12-month unweighted first-day-of-the-month average pricing. The SEC has not specifically reviewed our reserve estimates under the new rules and has released only limited interpretive guidance regarding reporting of reserve estimates under the new rules. Accordingly, while the estimates of our proved reserves and related PV-10 at December 31, 2009 included in this report have been prepared based on what we and our independent reserve engineers believe to be reasonable interpretations of the new SEC rules, those estimates could ultimately differ materially from any estimates we might prepare applying more specific SEC interpretive guidance.
We may be limited in our ability to book additional proved undeveloped reserves under the new SEC rules.
Another impact of the new SEC reserve rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This new rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program on our undeveloped properties.

Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves.
Estimates of oil and natural gas reserves are inherently imprecise. The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves. To prepare our estimates, we must project production rates and the timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds for capital expenditures.
Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of reserves shown in this report. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development activities, prevailing oil and natural gas prices and other factors, many of which are beyond our control.
The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated oil and natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves on prices and costs in effect on the day of estimate. However, actual future net cash flows from our oil and natural gas properties also will be affected by factors such as:
•	actual prices we receive for oil and natural gas;

•	actual cost of development and production expenditures;

•	the amount and timing of actual production;

•	supply of and demand for oil and natural gas; and

•	changes in governmental regulations or taxation.
The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.
Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.
Our prospects are in various stages of evaluation. There is no way to predict with certainty in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable, particularly in light of the current economic environment. The use of seismic data and other technologies, and the study of producing fields in the same area, will not enable us to know conclusively before drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercially viable quantities. Moreover, the analogies we draw from available data from other wells, more fully explored prospects or producing fields may not be applicable to our drilling prospects.

We cannot control activities on properties that we do not operate and are unable to control their proper operation and profitability.
We do not operate all of the properties in which we own an ownership interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, the operations of these non-operated properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could reduce our production, revenues and reserves. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our control, including the operator’s:
•	nature and timing of drilling and operational activities;

•	timing and amount of capital expenditures;

•	expertise and financial resources;

•	the approval of other participants in drilling wells; and

•	selection of suitable technology.
Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations.
Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending on reservoir characteristics and other factors. Our future oil and natural gas reserves and production, and therefore our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations.
Our future acquisitions may yield revenue or production that varies significantly from our projections.
In acquiring producing properties, we will assess the recoverable reserves, future natural gas and oil prices, operating costs, potential liabilities and other factors relating to the properties. Our assessments are necessarily inexact, and their accuracy is inherently uncertain. Our review of a subject property in connection with our acquisition assessment will not reveal all existing or potential problems or permit us to become sufficiently familiar with the property to assess fully its deficiencies and capabilities. We may not inspect every well, and we may not be able to observe structural and environmental problems even when we do inspect a well or retain a third-party consultant. If problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of those problems. Any acquisition of property interests may not be economically successful, and unsuccessful acquisitions may have a material adverse effect on our financial condition and future results of operations.
Our development and exploration operations require substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and a decline in our oil and natural gas reserves.
The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration for, and development, production and acquisition of, oil and natural gas reserves. To date, we have financed capital expenditures primarily with proceeds from bank borrowings, cash generated by operations and preferred and common stock equity offerings. We intend to finance our capital expenditures with the sale of equity, asset sales, cash flow from operations and current and new financing arrangements with our banks. Our cash flow from operations and access to capital is subject to a number of variables, including:
•	our proved reserves;

•	the amount of oil and natural gas we are able to produce from existing wells;

•	the prices at which oil and natural gas are sold; and

•	our ability to acquire, locate and produce new reserves.
If our revenues decrease as a result of lower oil and natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. We may need to seek additional financing in the future. In addition, we may not be able to obtain debt or equity financing on terms favorable to us, or at all, depending on market conditions. The failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our oil and natural gas reserves. Also, our credit facility contains covenants that restrict our ability to, among other things, materially change our business, approve and distribute dividends, enter into certain transactions with affiliates, create or acquire additional subsidiaries, incur indebtedness, sell assets, make loans to others, make investments, enter into mergers, incur liens, and enter into agreements regarding swap and other derivative transactions.

Restrictive covenants in our senior credit facility may restrict our ability to pursue our business strategies.
The Restated Credit Agreement with our lenders contains certain negative covenants that among other things, restrict our ability to, with certain exceptions:
•	incur indebtedness;
•	grant liens;
•	make certain payments;
•	change the nature of our business;
•	dispose of all or substantially all of our assets or enter into mergers, consolidations or similar transactions;
•	make investments, loans or advances;
•	pay cash dividends, unless certain conditions are met and are subject to a “basket” of $2.5 million per year available for payment of dividends on preferred stock; and
•	enter into transactions with affiliates.
The Restated Credit Agreement with our lenders also requires the Company to satisfy certain affirmative financial covenants, including maintaining:
•	an EBITDAX to interest ratio of not less than 2.5 to 1.0;
•
a debt to EBITDAX ratio of not more than (a) 4.5 to 1.0 for the fiscal quarters ending March 31, 2010, June 30, 2010, and September 30, 2010, and (b) 4.0 to 1.0 for each fiscal quarter ending thereafter; and

•
a ratio of consolidated current assets to consolidated current liability of not less than 1.0 to 1.0. We are also required to enter into certain commodity price hedging agreements pursuant to the terms of the credit facilities.

Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants, alternative sources of financing or reductions in expenditures. We cannot assure you that such waivers, amendments or alternative financings could be obtained or, if obtained, would be on terms acceptable to us.
Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business.
As of March 29, 2010 our outstanding indebtedness was approximately $64 million. Our substantial debt could have important adverse consequences for holders of our common stock, including the following:
•	it may be difficult for us to satisfy our obligations, including debt service requirements under our credit agreements;
•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, and other general corporate purposes may be impaired;
•	a significant portion of our cash flow is committed to payments on our debt, which will reduce the funds available to us for other purposes, such as future capital expenditures;
•
we are more vulnerable to price fluctuations and to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited;

•	our ability to capitalize on business opportunities, and to react to competitive pressures, as compared to others in our industry, may be limited
Our obligations under our Senior Credit Facility are secured by substantially all of our assets, and any failure to meet our debt obligations would adversely affect our business and financial condition.
PRC Williston LLC, our majority-owned subsidiary, Sharon Resources, Inc. and Triad Hunter, LLC, our wholly-owned subsidiaries, and our indirect wholly-owned subsidiary, Eureka Hunter Pipeline, LLC, have each guaranteed the performance of all of our obligations under the Senior Credit Facility, and we have collateralized our obligations under the Senior Credit Facility through our grant of a first priority security interest in our ownership interest in PRC Williston, LLC, Sharon Resources, Inc., Triad Hunter LLC, Eureka Hunter Pipeline, LLC and substantially all of our oil and gas properties, subject only to certain permitted liens.
Our ability to meet debt obligations under the Senior Credit Facility will depend on the future performance of our properties, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. Our failure to service this debt could result in a default under the credit facilities, which could result in the loss of our ownership interest in PRC Williston, LLC, Sharon Resources, Inc., Triad Hunter LLC, Eureka Hunter Pipeline LLC and our oil and gas assets and otherwise materially adversely affect our business, financial condition and results of operations.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget.
We may, from time to time, encounter difficulty in obtaining, or an increase in the cost of securing, drilling rigs, equipment and supplies. In addition, larger producers may be more likely to secure access to such equipment by offering more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, our ability to convert our reserves into cash flow could be delayed and the cost of producing those reserves could increase significantly, which would adversely affect our financial condition and results of operations.
We depend on pipelines owned by others to transport and sell our natural gas production. Disruption of, capacity constraints in, or proximity to pipeline systems could limit sales of our natural gas.
In many instances, we transport our natural gas to market by utilizing pipelines owned by others. If pipelines do not exist near our producing wells, if pipeline capacity is limited or if pipeline capacity is unexpectedly curtailed or disrupted, we may have to reduce sales of our production of gas because we do not have facilities to store excess inventory. If this occurs, our revenues will be reduced, and our unit costs will also increase. In addition, if pipeline gas quality requirements change for a pipeline, we might be required to install additional processing equipment, which could increase our costs. If this should occur, the pipeline could curtail our gas flows until the gas delivered to their pipeline is in compliance.
New technologies may cause our current exploration and drilling methods to become obsolete.
The oil and gas industry is subject to rapid and significant advancements in technology, including the introduction of new products and services using new technologies. As competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. In addition, competitors may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. One or more of the technologies that we currently use or that we may implement in the future may become obsolete. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. If we are unable to maintain technological advancements consistent with industry standards, our operations and financial condition may be adversely affected.
We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations, and we may not have enough insurance to cover all of the risks that we may ultimately face.
We maintain insurance coverage against some, but not all, potential losses to protect against the risks we foresee. We do not carry business interruption insurance. We may elect not to carry certain types or amounts of insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, it is not possible to insure fully against pollution and environmental risks.
We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition and results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:
•	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

•	abnormally pressured formations;

•	mechanical difficulties, such as stuck oil field drilling and service tools and casing collapses;

•	fires and explosions;

•	personal injuries and death; and

•	natural disasters.
Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to us. If a significant accident or other event occurs and is not fully covered by insurance, then that accident or other event could adversely affect our financial condition, results of operations and cash flows.
We have completed several recent acquisitions, and there is no assurance that we will be able to satisfy our contractual and financial obligations thereunder.
In mid-2009 we acquired Sharon Resources, Inc. in a stock acquisition and increased our ownership interest in the East Chalkley field in Louisiana. More significantly, in February 2010, we closed the Triad acquisition and in doing so incurred certain significant contractual and financial obligations, including our commitments under the Senior Credit Facility and with respect to the Series B Preferred Stock issued to Triad and the 10.25% Series C Cumulative Perpetual Preferred Stock that represented a portion of the acquisition financing, and other contractual obligations with respect to the ongoing operations of Triad.

Although we have consummated the Triad transaction, there is no assurance we will be able to have sufficient equity capital or borrowing capacity to operate the acquired assets post-closing. There is also no assurance that we can successfully assimilate Triad’s properties, operations and personnel into our organization.
We do not have a significant operating history and, as a result, there is a limited amount of information about us on which to make an investment decision.
In July 2005, we acquired our initial exploratory drilling prospects, and in November 2005 we commenced drilling activities. In December 2005, we commenced production from our first oil and gas prospects, and in February 2006 we received our first revenues from oil and gas production. In February 2007 we acquired a 43% average working interest in 15 producing oil fields and approximately 150 producing wells located in the Williston Basin in North Dakota at which point we began to receive revenue from associated oil and gas production. Since that time, we have expanded secondary recovery operations in the Williston Basin properties in anticipation of drilling additional producing wells in the future. Beginning in 2007 to present, we have actively participated with Approach Resources Corporation in the drilling of approximately 100 wells located in Crockett County, Texas. Beginning in the last quarter 2008, we participated with Goodrich Petroleum Corporation in five successful wells located in Nacogdoches County, Texas. On September 30, 2009, we acquired Sharon Resources, Inc., a wholly-owned subsidiary of Calgary based Sharon Energy Ltd., bringing an inventory of drilling projects in addition to three exploration and evaluation professionals. In addition, on September 14, 2009, we entered into a Purchase and Sale Agreement with Centurion to acquire for $1.7 million all of Centurion’s ownership interest in the East Chalkley Unit in Cameron Parish, Louisiana. This property acquisition was completed on October 15, 2009 and is operated by our Company. Our Triad acquisition recently closed on February 12, 2010, and as a result, there is limited information upon which to assess our ability to operate successfully the acquired assets. Accordingly, there is little operating history upon which to judge our business strategy, our management team or our current operations.
We have a history of losses and cannot assure you that we will be profitable in the foreseeable future.
Since we entered the oil and gas business in April 2005, through December 31, 2009, we have incurred a cumulative net loss from operations of $27.3 million. If we fail to generate profits from our operations, we will not be able to sustain our business. We may never report profitable operations or generate sufficient revenue to maintain our company as a going concern.
The acquisition and integration of the Triad operating interests and other assets may divert management from other important business activities. This diversion, together with other difficulties in integrating Triad’s business and properties, may have a material adverse effect on our business, financial condition and results of operations.
The difficulties and demands of integrating Triad’s assets and businesses into our Company may divert management attention from other important business activities. In addition to entering into new business activities, as a result of the Triad acquisition, we now operate in new geographic markets and are subject to additional and unfamiliar legal and regulatory requirements. Compliance with such regulatory requirements may impose substantial additional obligations on us and our management, cause us to expend additional time and resources in compliance activities and increase our exposure to penalties or fines for non-compliance with such additional legal requirements. The demands of integrating an acquired business could have a material adverse effect on our business, financial condition and results of operations.
We have limited management and staff and will be dependent upon partnering arrangements.
Prior to the Triad acquisition, we had 18 employees, including our nine officers. As a result of the Triad acquisition the Company and its affiliates, including Triad Hunter LLC, had approximately 139 total employees as of March 29, 2010. Despite this increase in employment, we expect that we will continue to require the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Our dependence on third party consultants and service providers creates a number of risks, including but not limited to:
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

Our business may suffer if we lose key personnel.
Our operations depend on the continuing efforts of our executive officers and senior management. Our business or prospects could be adversely affected if any of these persons does not continue in their management role with us and we are unable to attract and retain qualified replacements. Additionally, we do not carry key person insurance for any of our executive officers or senior management.
We are subject to complex laws and regulations that can adversely affect the cost, manner or feasibility of doing business.
The exploration, development, production and sale of oil and natural gas are subject to extensive federal, state, and local laws and regulations. Such regulation includes requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as bonds) covering drilling and well operations. Other activities subject to regulation are:
•	the location and spacing of wells;

•	the unitization and pooling of properties;

•	the method of drilling and completing wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells;

•	the disposal of fluids used or other wastes generated in connection with our drilling operations;

•	the marketing, transportation and reporting of production; and

•	the valuation and payment of royalties.
Under these laws, we could be subject to claims for personal injury or property damages, including natural resource damages, which may result from the impact of our operations. Failure to comply with these laws also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase our costs of compliance. Any such liabilities, penalties, suspensions, terminations or regulatory changes could have a material adverse effect on our financial condition and results of operations.
We must obtain governmental permits and approvals for our drilling operations, which can be a costly and time consuming process, which may result in delays and restrictions on our operations.
Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of our exploration or production operations. For example, we are often required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that proposed exploration for or production of natural gas or oil may have on the environment. Further, the public may comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits we need may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements that restrict our ability to conduct our operations or to do so profitably.
Our operations expose us to substantial costs and liabilities with respect to environmental matters.
Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations governing the release of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of substances that can be released into the environment in connection with our drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution that may result from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations or injunctive relief. Under existing environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether the release resulted from our operations, or our operations were in compliance with all applicable laws at the time they were performed. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our competitive position, financial condition and results of operations.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing is an important and commonly used process in the completion of unconventional oil and natural gas wells in shale formations. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate production. Sponsors of two companion bills, which are currently pending in the House Energy and Commerce Committee and the Senate Committee on Environment and Public Works Committee have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, this legislation, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens. The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult and more expensive to complete new wells in shale formations and increase our costs of compliance and doing business.
Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil, natural gas and NGLs that we produce.
A variety of regulatory developments, proposals or requirements and legislative initiatives have been introduced in the United States that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009, or ACESA, which would establish an economy-wide cap-and-trade program to reduce emissions of greenhouse gases in the United States, including carbon dioxide and methane. The U.S. Senate has begun work on its own legislation for controlling and reducing greenhouse gas emissions in the United States. Although it is not possible at this time to predict whether or when the Senate may act on climate change legislation, how any bill passed by the Senate would be reconciled with ACESA, or how federal legislation may be reconciled with state and regional requirements, any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could require us to incur increased operating costs and could adversely affect demand for the oil, natural gas and NGLs that we produce.
In 2007, the U.S. Supreme Court held in Massachusetts, et al. v. EPA that greenhouse gas emissions may be regulated as an “air pollutant” under the federal Clean Air Act. On December 15, 2009, the U.S. Environmental Protection Agency, or EPA, officially published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In late September 2009, the EPA also proposed two sets of regulations in anticipation of finalizing its findings that would require a reduction in emissions of greenhouse gases from motor vehicles and that could also lead to the imposition of greenhouse gas emission limitations in Clean Air Act permits for certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010.
Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions. Any additional costs or operating restrictions associated with legislation or regulations regarding greenhouse gas emissions could have a material adverse effect on our business, financial condition and results of operation. In addition, these developments could curtail the demand for fossil fuels such as oil and gas in areas of the world where our customers operate and thus adversely affect demand for our products and services, which may in turn adversely affect our future results of operations.
The adoption of derivatives legislation by Congress and related regulations could have an adverse impact on our ability to hedge risks associated with our business.
The U.S. Congress is currently considering legislation to increase the regulatory oversight of the over-the-counter derivatives markets in order to promote more transparency in those markets, and impose restrictions on certain derivatives transactions, which could affect the use of derivatives in hedging transactions. ACESA contains provisions that would prohibit private energy commodity derivative and hedging transactions. ACESA would expand the power of the Commodity Futures Trading Commission (CFTC) to regulate derivative transactions related to energy commodities, including oil and natural gas, and to mandate clearance of such derivative contracts through registered derivative clearing organizations. Under ACESA, the CFTC’s expanded authority over energy derivatives would terminate upon the adoption of general legislation covering derivative regulatory reform. The Chairman of the CFTC has announced that the CFTC intends to conduct hearings to determine whether to set limits on trading and positions in commodities with finite supply, particularly energy commodities, such as crude oil, natural gas and other energy products. The CFTC also is evaluating whether position limits should be applied consistently across all markets and participants. In addition, the Treasury Department recently has indicated that it intends to propose legislation to subject all OTC derivative dealers and all other major OTC derivative market participants to substantial supervision and regulation, including by imposing conservative capital and margin requirements and strong business conduct standards. Derivative contracts that are not cleared through central clearinghouses and exchanges may be subject to substantially higher capital and margin requirements. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or how any climate change bill approved by the Senate would be reconciled with ACESA, any new laws or regulations in this area may result in increased costs and cash collateral requirements for the types of oil and gas derivative instruments we use to hedge and otherwise manage our financial risks related to swings in oil and gas commodity prices. Any legislative changes may impose additional restrictions on our trading and commodity positions, and could have an adverse effect on our ability to hedge risks associated with our business and on the cost of our hedging activity.

Competition in the oil and natural gas industry is intense, which may adversely affect our ability to compete.
We operate in a highly competitive environment for acquiring properties, exploiting mineral leases, marketing oil and natural gas and securing trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital.
Risks Related to Our Equity Securities
Since being listed on the NYSE Amex (formerly, the American Stock Exchange) in August of 2006, the price of our common stock has fluctuated substantially and may fluctuate substantially in the future.
Since being listed on the NYSE Amex (formerly, the American Stock Exchange), the price of our common stock has fluctuated substantially. From August 30, 2006 to March 29, 2010, the trading price at the close of the market of our common stock ranged from a low of $0.20 per share to a high of $3.86 per share. We expect our common stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:
•	changes in oil and natural gas prices;

•	variations in quarterly drilling, recompletions, acquisitions, and operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of comparable companies;

•	additions or departures of key personnel;

•	the level of our overall indebtedness;

•	future issuances of our stock; and

•	the other risks and uncertainties described in this “Risk Factors” section and elsewhere in this report.
We may fail to meet the expectations of our stockholders or of securities analysts at some time in the future, and our stock price could decline as a result. Volatility or depressed market prices of our common stock could make it difficult for you to resell shares of our common stock when you want or at attractive prices.
The market for our common stock is limited and may not provide investors with either liquidity or a market based valuation of our common stock.
Our common stock is traded on the NYSE Amex (formerly known as the American Stock Exchange) stock exchange market under the symbol “MHR”. On March 29, 2010, the last reported sale price of our common stock on the NYSE Amex was $3.04 per share. The present volume of trading in our common stock may not provide investors sufficient liquidity in the event they wish to sell their shares of common stock. There can be no assurance that an active market for our common stock will be available for trading in large volumes. In addition, the stock market in general, and early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to further develop an active market for our common stock, you may not be able to sell our common stock at prices you consider to be fair or at times that are convenient for you, or at all.
We will likely issue additional common stock in the future, which would dilute our existing stockholders.
In the future we may issue up to our previously authorized and unissued securities, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock with such designations, preferences, and rights as may be determined by our board of directors. As of March 29, 2010, there were 57,979,111 shares of our common stock issued and outstanding and there were no shares of our Series A Preferred Stock issued and outstanding, 4 million shares of our Series B Preferred Stock issued and outstanding and 356,152 shares of our Series C Preferred Stock issued and outstanding.

We have an effective shelf registration statement from which additional shares of our common stock and other securities can be issued. We may also issue additional shares of our common stock or securities convertible into or exchangeable for our common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future issuances of our common stock, or the perception that such issuances could occur, could have a material adverse effect on the price of our common stock at any given time.
Additionally, we are engaged in the issuance and sale of our common stock and our Series C Preferred Stock from time to time through Wm. Smith & Co., as our exclusive sales manager pursuant to an “At The Market” sales agreement between the Company and Wm. Smith & Co. Sales of shares of our common stock, if any, by Wm. Smith & Co. will be made in privately negotiated transactions or in any method permitted by law deemed to be an “At The Market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at negotiated prices, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE Amex or sales made through a market maker other than on an exchange.
We may issue additional Series C Preferred stock in the future, which could dilute our existing holders of our outstanding Series C Preferred Stock.
We have an effective shelf registration statement from which additional shares of our common stock and other securities can be issued. In addition, we may also issue additional shares of our Series C Preferred Stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes.
Additionally, we are engaged in the issuance and sale of up to an additional $9,626,250 of our Series C Preferred Stock from time to time through Wm. Smith & Co., as our exclusive sales manager. Sales of shares of our Series C Preferred Stock, if any, by Wm. Smith & Co. will be made in privately negotiated transactions or in any method permitted by law deemed to be an “At The Market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at negotiated prices, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE Amex or sales made through a market maker other than on an exchange.
Our amended and restated certificate of incorporation, amended and restated bylaws, and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors, our Chairman and other executive officers, who collectively beneficially own approximately 10% of the fully diluted outstanding shares of our common stock as of March 29, 2010.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws could have the effect of delaying or preventing a change of control of us and changes in our management. These provisions include the following:
•	the ability of our board of directors to issue shares of our common stock and preferred stock without stockholder approval;

•	the ability of our board of directors to make, alter, or repeal our bylaws without further stockholder approval;

•	the requirement for advance notice of director nominations to our board of directors and for proposing other matters to be acted upon at stockholder meetings;

•	the prohibition on stockholders taking action by written consent;

•	requiring that special meetings of stockholders be called only by our Chairman, by a majority of our board of directors, by our Chief Executive Officer or by our President; and

•	allowing our directors, and not our stockholders, to fill vacancies on the board of directors, including vacancies resulting from removal or enlargement of the board of directors.
In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.
As of March 29, 2010, our board of directors and our other executive officers collectively owned approximately 13% of the outstanding shares of our common stock. Although this is not a majority of our outstanding common stock, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring stockholder approval, including the election and removal of directors, any proposed merger, consolidation, or sale of all or substantially all of our assets and other corporate transactions.
The provisions in our amended and restated certificate of incorporation and amended and restated bylaws and under Delaware law, and the concentrated ownership of our common stock by our Chairman and other executive officers, could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock.

Because we have no plans to pay dividends on our common stock, stockholders must look solely to appreciation of our common stock to realize a gain on their investments.
We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities. In addition, our Senior Credit Facility limits the payment of dividends without the prior written consent of the lenders. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment, which may not occur.
We are able to issue shares of preferred stock with greater rights than our common stock.
Our amended and restated certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our stockholders. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, liquidation rights, or voting rights. If we issue preferred stock, it may adversely affect the market price of our common stock.
Our assets are subject to liquidation preferences in favor of the holders of our Series B and Series C Preferred Stock, which will impact the rights of holders of our common stock if we liquidate.
On December 14, 2009, we issued and sold 214,950 shares of our Series C Preferred Stock. We have also issued and sold additional shares of Series C Preferred Stock pursuant to the “At The Market” sales agreement relating to the Series C Preferred. Pursuant to the Prospectus Supplement relating to such “At The Market” sales of Series C Preferred Stock, filed January 6, 2010, we may sell an additional $9,626,250 of Series C Preferred Stock pursuant to such “At The Market” sales agreement. Under the Certificate of Designations of the Series C Preferred Stock, holders of the Series C Preferred Stock are entitled to receive the repayment of their original investment, together with any accrued but unpaid dividends, before any payment is made to holders of our common stock.
The 4,000,000 shares of Series B Preferred Stock issued as partial consideration for the Triad acquisition have an aggregate liquidation preference of $15 million, which pursuant to the Certificate of Designations for the Series B Preferred Stock, must be paid, together with any accrued but unpaid dividends, before any payment is made to holders of junior securities, including holders of common stock.
In addition to the ongoing “At The Market” offerings of shares of our common stock, our Series C Preferred Stock described above, and the Series B Preferred Stock described above, we may also seek to raise additional capital through the issuance of debt securities, preferred stock or other securities, and the holders of such securities may also have rights and preferences that are effectively senior to those of the holders of our common stock. The holders of our common stock might therefore receive nothing in liquidation, or receive much less than they would if there were no Series B, Series C or other Preferred Stock or other senior securities outstanding.
Our outstanding Warrants which are exercisable into our common stock, may be exercised, which would dilute our existing common stockholders.
We have outstanding 8,577,688 warrants that have a final maturity of 2012 exercisable into common stock of Magnum Hunter. Any such exercise will be dilutive to our existing shareholders.
The market price of our common stock could be adversely affected by sales of substantial amounts of our common stock and securities convertible into, or exchangeable for, shares of our common stock in the public markets and the issuance of shares of common stock and securities convertible into, or exchangeable for, shares of our common stock in future acquisitions.
Sales of a substantial number of shares of our common stock by us or by other parties in the public market, or the perception that such sales may occur could cause the market price of our common stock to decline. In addition, the sale of such shares in the public market could impair our ability to raise capital through the sale of common stock or securities convertible into, or exercisable for, shares of common stock.
In addition, in the future, we may issue shares of our common stock and securities convertible into, or exchangeable for, shares of our common stock in furtherance of our acquisitions and development of assets or businesses. If we use our shares for this purpose, the issuances could have a dilutive effect on the value of the shares of common stock, depending on market conditions at the time of such an event, the price we pay, the value of the assets or business acquired and our success in exploiting the properties or integrating the businesses we acquire and other factors.
Item 1B. UNRESOLVED STAFF COMMENTS
As of the date of this filing, we have no unresolved comments from the staff of the SEC.

Item 2. PROPERTIES
PROPERTIES
Appalachian Basin / Marcellus Shale
With the completion of the acquisition of Triad in February of 2010, as of March 29, 2010, the Company held approximately 87,000 net acres in the Appalachian Basin including approximately 46,000 net acres overlying the Marcellus Shale. At year-end 2009, proved reserves from our Appalachian Basin area of operations on an SEC basis were 5.1 MMboe, consisting of 65% oil and an estimated 61% were classified as proved developed producing, with a PV10 of $56.4 million. Using NYMEX strip prices, our proved reserves were 5.7 MMboe and our PV-10 was $119 million. We operate 2,048 wells and exited 2009 with a production rate of approximately 830 Boepd.
The Appalachian Basin includes the states of West Virginia, Ohio, Kentucky, Pennsylvania, Maryland, New York, Virginia, and Tennessee and is considered the most mature oil and gas producing region in the United States. Because the Appalachian Basin is located near the energy-consuming regions of the mid-Atlantic and northeastern United States, Appalachian producers have historically sold their natural gas at a premium to the benchmark price for natural gas on the NYMEX. Historically, producers in the Appalachian Basin developed oil and natural gas from Upper Devonian age shallow sandstones with low permeability, which are prevalent in the region. Traditional shallow wells in the Appalachian Basin generally produce little or no water, contributing to a low cost of operation. In addition, most wells produce dry natural gas, which does not require processing. However, times have changed for the Appalachian Basin. In recent years, the application of lateral well drilling and completion technology has lead to the development of the Marcellus Shale; transforming the Appalachian Basin into one of the country’s premier economic shale gas reserves.
The productive limits of the Marcellus Shale cover a large area within New York, Pennsylvania, Ohio and West Virginia. This Devonian age shale is a black, organic rich shale deposit productive at depths between 5,000 and 8,500 feet and ranges in thickness from 50 to over 200 feet. It is considered the largest natural gas field in the country. Marcellus gas is best produced from hydraulically fractured horizontal wellbores. These horizontal laterals exceed 2,000 feet in length, and typically involve multistage fracturing completions. The Company’s Marcellus acreage covers Pleasants, Tyler and Ritchie counties within West Virginia. As of March 29, 2010 the Company operates 32 vertical Marcellus wells defining the potential within our existing acreage.
The Company’s mineral lease acreage covers Pleasants, Tyler, Ritchie, Calhoun, Clay, Roane, Wayne, Wirt, Wood, and Lewis Counties in West Virginia, Leigh, Elliott and Morgan Counties in Kentucky and Morgan, Noble and Washington Counties in Ohio. As of March 29, 2010, we had over 87,000 net acres in the Appalachian Basin including approximately 46,000 net acres in the Marcellus Shale. As of March 29, 2010, approximately 75% of our leases are held by production. Our shallow production comes from the Berea, Macksburg 500 Sand, Devonian Shale and the Clinton/Medina Sands and we also believe that our acreage may also have the possibility of producing from the Trenton-Black River and Huron formations. The Huron formation has also benefited from lateral well drilling technology. In addition to our Marcellus Shale acreage, we also have significant enhanced waterflood oil recovery operations in Calhoun, Clay and Roane counties in West Virginia including our Granny’s Creek Field, Richardson Unit and Tariff unit.
In 2010, we plan to expand our Marcellus program, drilling a minimum of two horizontal wells from our inventory of over 25 identified horizontal drilling locations at a cost of approximately $7.0 million.
North Dakota-Williston Basin / Madison Group / Bakken Shale
At December 31, 2009, the Company owned an approximately 43% average working interest in 15 fields located in the Williston Basin in North Dakota comprising 146 wells and approximately 18,600 gross acres (approximately 90% of which is held by production) located in Burke, Renville, Ward, Bottineau and McHenry counties in North Dakota. As of December 31, 2009, our proved reserves on an SEC basis were an estimated 3.1 Mmboe with a PV-10 of $45.7 million with approximately 94 % and 89% of our reserves and production, respectively, consisting of oil. As of December 31, 2009, on a NYMEX strip basis, our proved reserves were 3.3 Mmboe with a PV-10 of $81.5 million. At December 31, 2009, we had a production exit rate of approximately 440 Boepd from our North Dakota properties.
The Williston Basin is spread across North Dakota, Montana and parts of southern Canada with the United States portion of the basin encompassing approximately 143,000 square miles. The basin produces oil and gas from numerous producing horizons including the Madison, Bakken, Three Forks/Sanish and Red River formations.

The Bakken formation is a Devonian-age shale found within the Williston Basin. The Bakken Shale is estimated to contain up to 4.3 billion barrels of recoverable crude oil according to a report issued by the United State Geological Survey (“USGS”) in April 2008, making it the largest continuous crude oil accumulation ever assessed by the USGS. Generally the Bakken formation underlies portions of North Dakota and Montana and is generally found at vertical depths of 9,000 to 10,500 feet. Below the Lower Bakken Shale lies the Three Forks/Sanish formation, and the Three Forks Shale has also proven to contain reservoir rock. The Three Forks/Sanish typically consists of interbedded dolomites and shale with local development of a discontinuous sandy member at the top, known as the Sanish sand. Crude oil production from the Bakken Shale and Three Forks/Sanish reservoirs is made possible through the combination of advanced horizontal drilling and fracture stimulation technology. Combining these two technologies to produce crude oil from the Bakken formation began to evolve around year 2000. Horizontal wells in these formations are typically drilled on 320,640 acre or 1,280 acre spacing with horizontal laterals extending 4,500 to 9,500 feet into the reservoir. Fracture stimulation techniques vary but most commonly utilize multi-stage mechanically diverted stimulations using un-cemented liners and packers.
Eagle Operating is the current operator of our Williston Basin properties. Re-pressurization efforts commenced in November of 2002, which have resulted in the ability to begin secondary recovery efforts through conventional and horizontal drilling activities in seven of the 15 producing fields. We have identified approximately 80 horizontal drilling locations. We drilled three horizontal wells in the fourth quarter of 2009 with a combined initial production rate of approximately 525 Boe per day (gross). These wells cost approximately $1.1 million gross per well and have estimated average of approximately 200,000 boe EUR gross per well.
South Texas / Eagle Ford Shale
As of March 29, 2010, we had approximately 15,000 net acres (20,000 gross) primarily targeting the Eagle Ford Shale. At year-end 2009, on an SEC basis, the Company had 590 Mboe of proved reserves and PV-10 of $3.6 million. Using NYMEX strip pricing, we had proved reserves of 603 Mboe with a PV-10 of $9.0 million.
The Eagle Ford Shale is a Cretaceous aged shale ranging in thickness of less than 100 feet to over 500 feet. The Eagle Ford Shale is present within the subsurface along the entire Gulf Coast of Texas and is productive within the majority of the trend, producing from the more brittle calcareous or dolomitic shale sections. The Eagle Ford Shale produces from depths that range from approximately 6,500 feet to 15,000 feet deep. To date, the Eagle Ford Shale produces in the Texas counties of Atascosa, Brazos, Burleson, Dewitt, Dimmit, Gonzales, Karnes, La Salle, Lee, Live Oak, Maverick, McMullen and Webb, spanning approximately 300 miles of the Texas Gulf Coast and is becoming one of newest emerging successful shale reserves in the country.
The Company has focused in the up-dip oil trend of the Eagle Ford Shale (7,000 feet to 11,000 feet) to provide better economics metrics and commodity stability. As of March 29, 2010, Magnum Hunter Resources had over 20,000 gross acres leased in the Eagle Ford Shale within the up-dip oil trend in Atascosa, Gonzales, Lee and Fayette counties, Texas. At March 20, 2010, we controlled approximately 15,000 net acres of Eagle Ford Shale and operate all of our Eagle Ford Shale properties. We have identified approximately 35 horizontal Eagle Ford Shale drilling locations. Working interest varies from 50% in Lee and Fayette Counties, Texas to 100% in Gonzales and Atascosa Counties, Texas.
In February 2010, as part of the Company’s ongoing evaluation of the Eagle Ford Shale, we fraced and tested a vertical Eagle Ford Shale well, the Barbara Ann Unit #1, in Lee County, Texas. We believe that frac stimulation is the most important element in the successful completion of these shale wells and understanding frac dynamics within these shales using existing vertical wells will allow us to better plan completions within our proposed horizontal wells. Our South Texas acreage has conventional oil and natural gas potential derived from both the Austin Chalk and Wilcox formations. Our Eberstadt # 1 well, located in the South Caesar Field of Bee County, Texas, began flowing to sales on February 1, 2010 with a daily production rate of approximately 1,500 Mcf, producing from a gross 100 foot thick section of the middle Wilcox formation. We believe that at least two additional Wilcox wells can be drilled offsetting the Eberstadt #1.
We have budgeted an estimated $6.95 million in capital expenditures for 2010 associated with leasing new acreage and the drilling of two horizontal wells, which are currently expected to commence in the second quarter of 2010. We are also exploring multiple Joint Venture opportunities with third parties in the Eagle Ford Shale.

South Louisiana / East Chalkley
Our East Chalkley field is located in Cameron Parish, Louisiana. The unit consists of approximately 714 gross acres. This developmental project is an exploitation of bypassed oil reserves remaining in a natural gas field located at depths between 9,300 feet and 9,400 feet. Proved reserves on an SEC basis at December 31, 2009 totaled 285 Mboe, consisting of 88% oil and 49% proved developed, with PV-10 of $3.9 million. On a NYMEX strip basis, our proved reserves were 293 Mboe with a PV-10 of $7.3 million. On October 15, 2009, we acquired Centurion Exploration Company LLC’s ownership interest East Chalkley for $1.7 million. Subsequently, on October 23, 2009, we divested a portion of our ownership interest for $500,000. Following the acquisition of additional ownership interest and subsequent partial divestiture, we now operate East Chalkley and own a 62% working interest with a 42.78% net revenue interest. During 2009, we added a salt water disposal well to reduce operating expenses and we put in electrification of the facilities. We estimate the future potential of the project to include three producing wells and three injection wells. As of March 29, 2010, we have two wells producing at a rate of approximately 100 gross Bbls per day. We have not allocated any capital to this project in 2010, as of March 29, 2010.
West Texas / Cinco Terry
We own a 10% working interest in an exploratory prospect area in Crockett County, Texas. The Cinco Terry project area has oil and natural gas potential from multiple horizons, including the Canyon (approximately 7,500 feet to 8,100 feet) and Ellenburger Sands (approximately 8,200 feet to 8,800 feet). We exited 2009 producing approximately 280 boepd, compared with 287 bbls per day in 2008. Our proved reserves at December 31, 2009 on an SEC PV-10 basis were 2.3 Mmboe, consisting of 62% oil and NGLs and 41% were classified as proved developed, with PV-10 of $12.2 million. On a NYMEX strip basis we had proved reserves of 2.3 Mmboe and a PV-10 of $27.8 million. Cinco Terry is operated by Approach Resources, Inc. and consists of approximately 50,000 gross acres (5,000 net). In 2009, we successfully drilled and completed 23 gross wells for total capital cost of about $2.2 million to the Company. We have identified approximately 150 additional drilling locations. In 2010, we plan to spend approximately $1 million in the Cinco Terry Prospect.
Other Properties
East Texas / Surprise — The Surprise Project is located in Nacogdoches County, Texas with natural gas potential from multiple horizons including James Lime, Pettit, Travis Peak, Expanded Bossier, Cotton Valley, and Haynesville Shale formations. The prospect is operated by Goodrich Petroleum Corporation. The prospect area consists of approximately 3,000 gross (300 net) acres and we have a 10% working interest in the prospect and a net revenue interest of 7.4%. As of March 29, 2010, we do not have any capital allocated to this project in 2010.
Other — In addition to our unconventional and other conventional properties, we have approximately 184,300 gross (31,287 net) undeveloped acres in the States of New Mexico, Kentucky and Utah. As of March 29, 2010, we do not plan to allocate capital to these areas in 2010. Furthermore, in 2009, we allowed our acreage positions in Allen Parish, Louisiana and Floyd and Motley Counties, Texas to expire, as they were not deemed conducive to our new business strategy.
Reserves
Our Oil and gas properties are primarily located in the (i) Appalachian Basin in West Virginia, Ohio and Kentucky with substantial acreage in the Marcellus Shale area in West Virginia; (ii) Williston Basin in North Dakota: (iii) Texas, including substantial acreage in the Eagle Ford Shale area; and (iv) Southern Louisiana. Our natural gas and crude oil reserves have been estimated as of December 31, 2009 by Cawley, Gillespie & Associates, Inc. (“CGA”), and DeGolyer & MacNaughton (“DM”). Natural gas and crude oil reserves and the estimates of the present value of future net revenues therefrom, were determined based on prices and costs as of December 31, 2009. Since January 1, 2009, we have not filed, nor were we required to file, any reports concerning our oil and gas reserves with any federal authority or agency.
There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties becomes available.

Proved Reserves
In December 2008, the SEC released its finalized rule for “Modernization of Oil and Gas Reporting.” The new rule requires disclosure of oil and gas proved reserves by significant geographic area, using the arithmetic 12-month average beginning-of-the-month price for the year, as opposed to using year-end prices as was practiced in all previous years. The rule also allows for the use of reliable technologies to estimate proved oil and gas reserves, contingent on demonstrated reliability in conclusions about reserve volumes. Under the new rules, companies are required to report on the independence and qualifications of its reserve preparer or auditor, and file reports when a third-party is relied upon to prepare reserve estimates or conduct a reserve audit. The following table sets forth our estimated proved reserves based on the new SEC rules as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K.

	Net Reserves (SEC Prices at 12/31/09)
Category	Oil	NGL	Gas	PV-10
	(Barrels)	(Barrels)	(Mcf)	($MM)

Proved Developed	1,693,973	361,557	5,055,269	$35.0
Proved Undeveloped	2,127,115	425,933	4,512,127	$30.5

Total Proved	3,821,088	787,490	9,567,396	$65.5

The table below summarizes our proved reserves, based on NYMEX futures strip pricing as of December 31, 2009.

	Net Reserves (Based on Futures Prices at 12/31/09)
Category	Oil	NGL	Gas	PV-10
	(Barrels)	(Barrels)	(Mcf)	($MM)

Proved Developed	1,880,794	384,076	5,304,369	$61.3
Proved Undeveloped	2,178,966	457,002	4,719,557	$64.2

Total Proved	4,059,760	841,078	10,023,926	$125.5

All of our reserves are located within the continental United States. Reserve estimates are inherently imprecise and remain subject to revisions based on production history, results of additional exploration and development, prices of oil and natural gas and other factors. Please read “Item 1A. Risk Factors — Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves” You should also read the notes following the table below and our Consolidated and Combined Financial Statements for the year ended December 31, 2009 in conjunction with the following reserve estimates.
The following tables include reserves related to our recent acquisition of Triad located in the Appalachian Basin, which closed in February of 2010.

	Pro Forma Net Reserves (SEC Prices at 12/31/09)*
Category	Oil	NGL	Gas	PV-10
	(Barrels)	(Barrels)	(Mcf)	($MM)

Proved Developed	3,799,567	361,000	11,949,768	$76.8
Proved Undeveloped	3,367,568	426,000	8,112,153	$45.2

Total Proved	7,167,135	787,000	20,061,921	$122.0

	Pro Forma Net Reserves (Based on Futures Prices at 12/31/09)*
Category	Oil	NGL	Gas	PV-10
	(Barrels)	(Barrels)	(Mcf)	($MM)

Proved Developed	4,397,991	384,076	13,436,040	$143.1
Proved Undeveloped	3,422,341	457,002	8,375,001	$101.4

Total Proved	7,820,332	841,078	21,811,041	$244.5

*	Pro forma information related to the Triad acquisition, which closed February 12, 2010, was prepared by the Company’s internal engineers.

The following table sets forth our estimated proved reserves at the end of each of the past three years:

	2009	2008	2007
Description
Proved Developed Reserves
Oil (Bbls)	1,694,700	1,092,730	1,522,500
NGLs (Bbls)	361,000	301,577	0
Natural Gas (Mcf)	4,952,500	2,549,496	1,261,300
Proved Undeveloped Reserves
Oil (Bbls)	2,126,800	769,309	847,000
NGLs (Bbls)	426,000	245,636	0
Natural Gas (Mcf)	4,411,700	1,703,450	820,700

Total Proved Reserves (Boe) (1)(2)	6,169,200	3,118,076	2,716,500

PV-10 Value ($MMs) (3)	$65.6	$21.0	$9.4
Standardized Measure ($MMs)	$47.4	$15.6	$40.1

(1)
The estimates of reserves in the table above conform to the guidelines of the SEC. Estimated recoverable proved reserves have been determined without regard to any economic impact that may result from our financial derivative activities. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry. The reserve information shown is estimated. The certainty of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and geological interpretation and judgment. The estimates of reserves, future cash flows and present value are based on various assumptions, and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(2)	We converted crude oil and NGLs to Mcf equivalent at a ratio of one barrel to six Mcfe.

(3)
Represents the present value, discounted at 10% per annum (PV-10), of estimated future cash flows before income tax of our estimated proved reserves. The estimated future cash flows set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on prevailing economic conditions. The estimated future production is priced based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period January through December 2009, using $61.18 per bbl and $3.866 per MMBtu and adjusted by lease for transportation fees and regional price differentials. Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. For an explanation of why we show PV-10 and a reconciliation of PV-10 to the standardized measure of discounted future net cash flow. Please read “Item 1A. Risk Factors—Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves.”

Marcellus Infrastructure Assets
The Triad acquisition brought important infrastructure assets for the effective development of the Marcellus Shale unconventional resource. With increased drilling activity in the region, relying on third-party oilfield service providers and pipeline operators can be costly. We feel that control of key oil field services allows us to manage the timing and costs of drilling and production. Furthermore, we believe that access to a pipeline system is vital to flow natural gas to sales, often being a deciding factor on drilling and production decisions. The summary below provides a brief overview of such services we operate and control, which mitigate certain risks associated with development of the Marcellus Shale. Additionally, we anticipate these assets will generate an attractive revenue stream as we actively market them to third-party producers in the Appalachian Basin.
Eureka Hunter Pipeline — The Eureka Hunter Pipeline consists of approximately 182 miles of pipeline, gathering and rights-of-way located in Northern West Virginia, in the Marcellus Shale. Specifically, the existing pipeline system runs through Pleasants, Tyler, Ritchie, Wetzel, Marion, Harrison, Doddridge, Lewis and Monongalia Counties. We are currently reviewing completion and expansion opportunities for the pipeline and we believe that the system can be expanded to up to 200 MMcf/d of throughput capacity. Following our anticipated expansion, we expect to have sufficient capacity to transport significant quantities of Company-produced natural gas from our Marcellus Shale development program, as well as third-party gas. We have budgeted $10 million for the completion of the first 12 miles of the pipeline project and anticipate completion in the third quarter of 2010.

Drilling Rigs and Oilfield Service Equipment — As part of the Triad acquisition in February of 2010, we acquired drilling rigs and oilfield service equipment. Our oilfield service equipment primarily consists of three drilling rigs, a workover rig and heavy machinery which are operated for us and third parties by our wholly-owned subsidiary, Alpha Hunter Drilling, LLC. We anticipate using our rigs to drill the vertical portion of our Marcellus Shale wells and then switching to larger rigs for the horizontal sections. This flexibility is expected to reduce the overall drilling costs, as well as improve the timing of drilling activity. As of March 29, 2010, two of our rigs are under a multi well drilling contract to a large producer in the area.
Salt Water Disposal Facility — Typically, Marcellus Shale wells produce significant amounts of water that, in most cases, requires disposal. Producers often remove the water in trucks for proper disposal in approved facilities. While this method has been the only option to many producers in the Appalachian Basin, it adds a significant operating burden and increases costs. We own and operate salt water disposal facilities with the current capacity of approximately 2,500 barrels of water per day. In addition to benefiting from our own disposal facilities, we market our disposal capabilities to third-party operators. In 2010, we anticipate disposal capacity will increase to over 4,000 barrels of water per day, following a $250,000 planned capital improvement.
Recent SEC Rule-Making Activity
In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserves reporting requirements. The most significant amendments to the requirements included the following:
•	Commodity Prices: Economic producibility of reserves and discounted cash flows are now based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

•	Disclosure of Unproved Reserves: Probable and possible reserves may be disclosed separately on a voluntary basis.

•
Proved Undeveloped Reserve Guidelines: Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered and they are scheduled to be drilled within the next five years, unless the specific circumstances justify a longer time.

•	Reserves Estimation Using New Technologies: Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

•
Reserves Personnel and Estimation Process: Additional disclosure is required regarding the qualifications of the chief technical person who oversees the reserves estimation process. We are also required to provide a general discussion of our internal controls used to assure the objectivity of the reserves estimate.

•	Non-Traditional Resources: The definition of oil and gas producing activities has expanded and focuses on the marketable product rather than the method of extraction.
We adopted the rules effective December 31, 2009, as required by the SEC.

Effect of Adoption.
Application of the new reserve rules resulted in the use of lower prices at December 31, 2009 for both oil and gas than would have resulted under the previous rules. Use of new 12-month average pricing rules at December 31, 2009 resulted in proved reserves of approximately 6.2 MMboe. Use of the old year-end prices rules would have resulted in proved reserves of approximately 6.5 MMboe at December 31, 2009. Therefore, the total impact of the new price methodology rules resulted in negative reserves revisions of 0.4 MMboe.
Proved Undeveloped Reserves (PUD’s)
As of December 31, 2009, our proved undeveloped reserves totaled 2.1 MMboe of crude oil, 0.4 MMboe of NGLs and 4.4 Bcf of natural gas, for a total of 3.3 MMboe. Changes in PUDs that occurred during the year were due to:
•	Successful drilling of 23 PUD locations in West Texas

•	Successful drilling of 2 PUD locations in the Mohall Madison Unit in North Dakota and the re-drill of a Probable Undeveloped location in the East Flaxton Madison Unit in North Dakota.

•	Successful re-pressurization results associated with two fields in North Dakota
Costs incurred relating to the development of PUD’s were approximately $7.6 million in 2009. Estimated future development costs relating to the development of PUD’s are projected to be approximately $17.0 million in 2010, $9.6 million in 2011, and $5.6 million in 2012.
All PUD drilling locations are scheduled to be drilled prior to the end of 2012. Initial production from these PUD’s is expected to begin between 2010 to 2013. We do not have PUD’s associated with reserves that have been booked for longer than three years.
The following table summarizes the changes in our proved reserves for the year ended December 31, 2009:

For the Year Ended
Proved Developed Reserves (Mboe)	December 31, 2009

Proved Reserves — Beginning of year	3,118.1
Revisions of previous estimates	1,335.9
Improved recovery	0.0
Extensions and discoveries	1,330.2
Production	(256.6)
Purchases of reserves in place	661.3
Sales of reserves in place	(19.7)
Proved Reserves — End of year	6,169.2

Proved developed reserves — Beginning of year	1,819.2
Proved developed reserves — End of year	2,880.7

Reserve Estimation.
Cawley, Gillespie & Associates, Inc. (“CGA”) and DeGolyer & MacNaughton (“DM”), two independent petroleum engineering firms, evaluated our oil and gas reserves on a consolidated basis as of December 31, 2009. At December 31, 2009, these third party consultants collectively reviewed all of our proved oil and gas reserves. The technical persons responsible for preparing our proved reserves estimates meet the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Our independent third party engineers do not own an interest in any of our properties and are not employed by us on a contingent basis.
We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with CGA and DM to ensure the integrity, accuracy and timeliness of the data used to calculate our proved oil and gas reserves. Our internal technical team members meet with CGA and DM periodically throughout the year to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to CGA and DM for our properties such as ownership interest; oil and gas production; well test data; commodity prices and operating and development costs. The preparation of our proved reserve estimates are completed in accordance with our internal control procedures, which include the verification of input data used by CGA and DM, as well as extensive management review and approval.
Acreage and Productive Wells Summary
The following table sets forth, for our continuing operations, our gross and net acreage of developed and undeveloped oil and natural gas leases and our gross and net productive oil and natural gas wells as of December 31, 2009.

	Developed		Undeveloped
	Acreage (1)		Acreage (2)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net

North Dakota	15,200	6,536	3,411	1,116	18,611	7,652
West Texas	10,318	1,032	39,963	3,996	50,281	5,028
South Texas / Gulf Coast	1,471	485	10,527	4,811	11,998	5,296
Other	185,014	31,730	0	0	185,014	31,730

Total	212,003	39,783	53,901	9,923	265,904	49,706

(1)	Developed acreage is the number of acres allocated or assignable to producing wells or wells capable of production.

(2)
Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage includes proved reserves.

The following two tables represent the pro forma calculation, as they include the Triad transaction which did not close until February of 2010:

	Pro Forma Developed		Pro Forma Undeveloped
	Acreage (1)		Acreage (2)		Pro Forma Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Appalachia	67,000	60,000	35,602	21,449	102,602	81,449
North Dakota	15,200	6,536	3,411	1,116	18,611	7,652
West Texas	10,318	1,032	39,963	3,996	50,281	5,028
South Texas / Gulf Coast	1,471	485	10,527	4,811	11,998	5,296
Other	185,014	31,730	0	0	185,014	31,730

Total	279,003	99,783	89,503	31,372	368,506	131,155

(1)	Developed acreage is the number of acres allocated or assignable to producing wells or wells capable of production.

(2)
Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage includes proved reserves.

The table below lists our wells by category and area.

	Pro Forma Producing		Pro Forma Producing		Pro Forma Total Producing
	Oil Wells		Gas Wells		Oil and Gas Wells
	Gross	Net	Gross	Net	Gross	Net
Appalachia	800.0	760.0	1,274.0	1,210.3	2,074.0	1,970.3
North Dakota	0.0	0.0	146.0	65.7	146.0	65.7
West Texas	87.0	8.7	0.0	0.0	87.0	8.7
South Texas / Gulf Coast	8.0	1.1	2.0	1.2	10.0	2.3
Other	5.0	0.5	0.0	0.0	5.0	0.5

Total	900	770	1,422	1,277	2,322	2,048

Substantially all of the leases summarized in the preceding table will expire at the end of their respective primary terms unless the existing lease is renewed or we have obtained production from the acreage subject to the lease before the end of the primary term; in which event, the lease will remain in effect until the cessation of production.
The following table sets forth, for our continuing operations, the gross and net acres of undeveloped land subject to leases summarized in the preceding table that will expire during the periods indicated:

	Expiring
Year Ending	Acreage
December 31,	Gross	Net
2010	858	337
2011	9,200	6,299
2012	750	610
2013	10,000	7,509

Total	20,808	14,755

Drilling Results
The following table summarizes our drilling activity for the past three years. Gross wells reflect the sum of all wells in which we own an interest. Net wells reflect the sum of our working interests in gross wells. All of our drilling activities were conducted on a contract basis by independent drilling contractors.

	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive	3	0.70	25	2.45	15	2.11
Unproductive	1	0.10	11	2.20	6	0.93

Total	4	0.80	36	4.65	21	3.04

Developmental Wells:	27	3.80	8	1.41	4	1.96

Total Wells:
Productive	30	4.50	33	3.86	19	4.07
Unproductive	1	0.10	0	0.00	6	0.93

Total	31	4.60	33	3.86	25	5.00
Success Ratio (1)	96.8%	97.8%	100.0%	100.0%	76.0%	81.4%

(1)	The success ratio is calculated as follows: (total wells drilled—non-productive wells—wells awaiting completion) / (total wells drilled—wells awaiting completion).

Oil and Gas Production, Prices and Costs
The following table shows the approximate net production attributable to our oil and gas interests, the average sales price and the average production expense attributable to our oil and gas production for the periods indicated. Production and sales information relating to properties acquired or disposed of as of December 31, 2009 is reflected in this table only since or up to the closing date of their respective acquisition or sale and may affect the comparability of the data between the periods presented.

	Years Ended
	December 31,
	2009	2008
Oil and Gas Production:
Oil (Mbbl)	140	132
NGL (Mbbl)	40	20
Gas (MMcf)	458	341

Oil Equivalent (Mboe)	256	209

Average Sales Price
Oil ($/bbl)	$53.59	$87.11
NGL ($/bbl)	$28.52	$44.54
Gas ($/Mcf)	$3.01	$6.21

Oil Equivalent ($/boe)	$39.10	$69.43

Lease Operating Expense ($/boe)	$16.45	$20.38
Title to Properties
We believe that we have satisfactory title to all of our producing properties in accordance with generally accepted industry standards. As is customary in the industry, in the case of undeveloped properties, often only minimal investigation of record title is made at the initial time of lease acquisition. A more comprehensive mineral title opinion review, a topographic evaluation and infrastructure investigations are made before the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties. Individual properties may be subject to burdens that we believe do not materially interfere with the use or affect the value of the properties. Burdens on properties may include:
•	customary royalty interests;

•	liens incident to operating agreements and for current taxes;

•	obligations or duties under applicable laws;

•	development obligations under oil and gas leases;

•	net profit interests;

•	overriding royalty interests;

•	non-surface occupancy leases; and

•	lessor consents to placement of wells.
Item 3. LEGAL PROCEEDINGS
No legal proceedings are pending other than ordinary routine litigation incidental to our business, the outcome of which management believes will not have a material adverse effect on the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Executive Officers of the Registrant
Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report. The following are our executive officers as of March 31, 2010.

Name	Age	Position
Gary C. Evans	52	Chairman and Chief Executive Officer
Ronald D. Ormand	51	Executive Vice President and Chief Financial Officer
James W. Denny, III	62	Executive Vice President — Operations
H.C. Ferguson, III	44	Executive Vice President — Exploration
M. Bradley Davis	50	Senior Vice President of Capital Markets
Don Kirkendall	52	Senior Vice President of Marketing and Administration
David S. Krueger	60	Senior Vice President and Chief Accounting Officer
Brian G. Burgher	47	Vice President of Land
David Lipp	28	Vice President of Business Development and Legal
Victor Ponce de Leon	41	Vice President of Finance and Treasurer
Gary C. Evans serves as Chairman of the Board and Chief Executive Officer. Mr. Evans founded and served as Chairman and Chief Executive Officer of Magnum Hunter Resources, Inc. (“MHRI”), a NYSE listed company, for 20 years before selling MHRI to Cimarex Energy for approximately $2.2 billion in June 2005. In 2005, Mr. Evans formed Wind Energy, LLC, a renewable energy company which was acquired in December 2006 by Green Hunter Energy, Inc., a NYSE Amex listed renewable energy company focusing on biodiesel, wind and biomass power, where he additionally serves as Chairman and CEO. Mr. Evans serves as an Individual Trustee of TEL Offshore Trust, a NASDAQ listed oil and gas trust, and is the Lead Director of Novavax Inc., a NASDAQ listed clinical-stage vaccine biotechnology company.
Ronald D. Ormand serves as Executive Vice President, Chief Financial Officer, and Board Member. Mr. Ormand is a member of the Board of Directors of Green Hunter Energy Inc, and previous member of the Board of Directors of Tremisis Energy Acquisition Corporation II, both NYSE Amex listed companies. Mr. Ormand also previously served as President and Chief Financial Officer of Tremisis. Mr. Ormand has over 25 years of energy investment banking experience, previously serving for 16 years with CIBC as Managing Director, Head of CIBC World U.S. Oil and Gas Investment Banking Group and member of U.S. Investment Banking Management Committee and as Managing Director and Head of the Oil and Gas Investment Banking Group for the Americas at West LB, a German-based international bank. Mr. Ormand received a B.A. and an M.B.A. from UCLA and attended Cambridge University where he studied Economics.
James W. Denny, III serves as Executive Vice President of Operations. Mr. Denny brings more than 35 years of industry related experience. Mr. Denny previously served as President and CEO of Gulf Energy Management Co., a wholly owned subsidiary of Harken Energy Corporation. He is a registered Professional Engineer (Louisiana) and is a Certified Earth Scientist. He is also a member of various industry associations, including the American Petroleum Institute, National Society of Professional Engineers, Society of Petroleum Engineers, and the Society of Petroleum Evaluation Engineers. He is a graduate of the University of Louisiana-Lafayette with a B. S. in Petroleum Engineering.
H.C. “Kip” Ferguson, III serves as Executive Vice President of Exploration. Mr. Ferguson is a Houston, Texas native and a third generation geologist. Graduating from the University of Texas in Austin, he has 16 years of experience in oil and gas exploration throughout the Gulf Coast, West Texas, and the Rocky Mountain Region. Mr. Ferguson began his career with Sterling Production Company, handling exploration, development, and operations of its west Texas activities for 6 years, until co-founding a private energy company, Sable Energy Corp.
M. Bradley Davis serves as Senior Vice President of Capital Markets. Mr. Davis has 28 years of experience and direct involvement in all facets of the energy industry, including nine years as a Wall Street Senior Equity Research Analyst specializing in the small-to-mid capitalization independent exploration and production sector. He served from September 2002 until June 2005 as Senior Vice President of Capital Markets and Corporate Development and as Senior Vice President and Chief Financial Officer of Magnum Hunter Resources, Inc. Mr. Davis received a Bachelor of Arts degree with majors in Business Administration and Political Science from Baylor University.

David S. Krueger serves as Senior Vice President and Chief Accounting Officer. Mr. Krueger served as Vice President and Chief Accounting Officer of Magnum Hunter Resources, Inc. from January 1997 to June 2005. From June 2005 to May 2006, Mr. Krueger was Vice President and Chief Financial Officer for Sulphur River Exploration, Inc. in Dallas, Texas. Also, Mr. Krueger has served as Vice President and Chief Financial Officer of GreenHunter Energy Inc. since May 2006. Magnum Hunter Resources, Inc., Sulphur River Exploration, Inc. and GreenHunter Energy Inc. are not parents, subsidiaries or affiliates of the Company. Mr. Krueger, a certified public accountant, graduated from the University of Arkansas with a B.S. degree in Business Administration and earned his M.B.A. from the University of Tulsa.
Don Kirkendall serves as Senior Vice President of Administration and Product Marketing. Mr. Kirkendall brings more than 25 years of diversified energy experience to Magnum Hunter Resources Corporation. His background includes interstate pipeline business along with natural gas marketing and exploration experience. He co-founded and managed a successful natural gas marketing company along with an associated exploration company that specialized in drilling Texas Gulf Coast and South Texas oil and gas prospects. Mr. Kirkendall received his B.B.A. from Southwest Texas State University.
Brian Burgher serves as Vice President of Land. Mr. Burgher brings more than 25 years of continuous experience in land related areas to Magnum Hunter Resources Corporation. Mr. Burgher is a fourth generation oil and gas landman. In addition to being an independent operator, Mr. Burgher has worked as field landman, field land broker, in-house landman, and land manager. Mr. Burgher attended both Baylor University and the University of Houston.
David Lipp serves as Vice President of Business Development and Legal. He has been with Magnum Hunter Resources Corporation for two years, working in the finance, treasury, accounting and legal departments. Mr. Lipp received a Bachelor’s degree in Finance and a Masters degree in Accounting from Tulane University. He also received his J.D. from the University of Houston Law Center and is admitted to practice law in the State of Texas.
Victor Ponce de León serves as Vice President of Finance and Treasurer. Mr. Ponce de León has 15 years of experience in the energy sector. As an investment banker with Morgan Keegan and WestLB AG, he worked on over 20 transactions, including structured and corporate financing, mergers & acquisitions and fairness opinions. As an equity research analyst, Mr. Ponce de León covered the exploration and production sector for CIBC World Markets, Credit Lyonnais and Jefferies & Co. Mr. Ponce de León received a B.B.A. in Finance from the University of St. Thomas and a Certificate in Accounting from the University of Houston.

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
boe/d. boepd. boe per day.
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
mbblspd. Thousand barrels of crude oil or other liquid hydrocarbons per day.
mboe. Thousand barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids mboepd. Thousand barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids per day.
mcf. Thousand cubic feet of natural gas.
mcfpd. Thousand cubic feet of natural gas per day.
mcfe. Thousand cubic feet equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids.

mcfepd. Thousand cubic feet equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids per day.
mmbbls. Million barrels of crude oil or other liquid hydrocarbons.
mmblspd. Million barrels of crude oil or other liquid hydrocarbons per day.
mmboe. Million barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids.
mmboepd. Million barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids per day.
mmbtu. Million British Thermal Units.
mmbtupd. Million British Thermal Units per day.
mmcf. Million cubic feet of natural gas.
mmcfpd. Million cubic feet of natural gas per day.
Net acres, net wells, or net reserves. The sum of the fractional working interests owned in gross acres, gross wells, or gross reserves, as the case may be.
NYMEX. New York Mercantile Exchange.
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
Present value of future net revenues (PV-10). The present value of estimated future revenues to be generated from the production of proved reserves, before income taxes, of proved reserves calculated in accordance with Financial Accounting Standards Board guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non-property related expenses such a general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%. PV-10 uses year-end prices for 2008 and prior years and the arithmetic 12-month average beginning-of-the-month price for 2009 and subsequent years.
Production. Natural resources, such as oil or gas, taken out of the ground.
Proved oil and gas reserves. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.
(i) The area of the reservoir considered as proved includes:
(A) The area identified by drilling and limited by fluid contacts, if any, and

(B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.
(ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.
(iii) Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.
(iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:
(A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and
(B) The project has been approved for development by all necessary parties and entities, including governmental entities.
(v) Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.
Proved developed oil and gas reserves. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.
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
Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates. Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir. Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.
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

Possible reserves are those additional reserves that are less certain to be recovered than probable reserves. When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates. Possible reserves may be assigned to areas of a reservoir adjacent to probable reserves where data control and interpretations of available data are progressively less certain. Frequently, this will be in areas where geoscience and engineering data are unable to define clearly the area and vertical limits of commercial production from the reservoir by a defined project. Possible reserves also include incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than the recovery quantities assumed for probable reserves. Possible reserves may be assigned where geoscience and engineering data identify directly adjacent portions of a reservoir within the same accumulation that may be separated from proved areas by faults with displacement less than formation thickness or other geological discontinuities and that have not been penetrated by a wellbore, and the registrant believes that such adjacent portions are in communication with the known (proved) reservoir. Possible reserves may be assigned to areas that are structurally higher or lower than the proved area if these areas are in communication with the proved reservoir. Where direct observation has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves should be assigned in the structurally higher portions of the reservoir above the HKO only if the higher contact can be established with reasonable certainty through reliable technology. Portions of the reservoir that do not meet this reasonable certainty criterion may be assigned as probable and possible oil or gas based on reservoir fluid properties and pressure gradient interpretations.
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
Shut-in. A well that has been capped (having the valves locked shut) for an undetermined amount of time. This could be for additional testing, could be to wait for pipeline or processing facility, or could be for a number of other reasons.

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

PART II
Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent Market Prices
Our common stock trades on the NYSE Amex (formerly the American Stock Exchange) under the symbol “MHR.”
The following table shows the high and low sales prices of our common stock for the periods indicated.

	High	Low
2009:
First quarter	$0.65	0.21
Second quarter	0.84	0.20
Third quarter	1.43	0.54
Fourth quarter	2.24	1.20

2008:
First quarter	$2.15	$1.27
Second quarter	3.50	1.30
Third quarter	3.30	0.93
Fourth quarter	1.15	0.29
Our Series C Preferred stock trades on the NYSE Amex under the symbol “MHR.PR.C.” The Preferred stock was initially listed in December 2009 and the stock traded at a high of $26 to a low of $24 during the fourth quarter of 2009.
Holders
On March 29, 2010, there were approximately 168 shareholders on record of our common stock and approximately one shareholder on record of our Series C Preferred Stock.
Dividends
We have not paid any cash dividends on our common stock since our inception and do not contemplate paying dividends on our common stock in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. The terms of our credit facilities with Bank of Montreal restrict our ability to pay dividends on our equity shares.
Pursuant to our Certificate of Designations related to the Series C Preferred Stock issued in the fourth quarter of 2009, we are not required to pay a cash dividend until March 31, 2010; however, we will pay a 10.25% dividend on all outstanding shares of Series C Preferred stock in quarterly payments beginning on March 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2009:

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding Options,	Plans (Excluding
	Outstanding Options,	Warrants and	Securities Reflected in
	Warrants and Rights (a)	Rights (b)	Column (a)) (c)
Equity compensation plans approved by security holders	3,117,000	$0.93	2,883,000
Equity compensation plans not approved by security holders	0	0	0

Total	3,117,000	$0.93	2,883,000

Recent Sales of Unregistered Securities
We have previously disclosed by way of quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC all sales by us of our unregistered securities during 2009.
Item 6. SELECTED FINANCIAL DATA
Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our results of operations and our financial condition. Our consolidated financial statements and the accompanying notes included elsewhere in this report contain additional information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed. See “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of this report and “Risk Factors” in Item 1A. for additional discussion of some of these factors and risks.
General and Business Overview
We are an independent oil and gas company engaged in the acquisition, development and production of oil and natural gas, primarily in West Virginia, North Dakota, Texas and Louisiana. The Company is presently active in three of the four most prolific shale resource plays in the United States, including the Marcellus Shale, Eagle Ford Shale and Williston Basin / Bakken Shale. The Company is a Delaware corporation and was incorporated in 1997. In 2005, the Company began oil and gas operations under the name Petro Resources Corporation and was restructured in May of 2009, with a new management team and refocused business strategy. In July of 2009, the Company changed its name to Magnum Hunter Resources Corporation (“MHR”). The new management team includes Gary C. Evans, former Founder, Chairman and Chief Executive Officer of Magnum Hunter Resources, Inc.2 as Chairman and Chief Executive Officer, Ronald D. Ormand as Executive Vice President and Chief Financial Officer, H.C. “Kip” Ferguson as Executive Vice President of Exploration and M. Bradley Davis as Senior Vice President of Capital Markets. Our management has implemented a new business strategy consisting of exploiting our inventory of lower-risk drilling locations and the acquisition of long-lived proved reserves with significant exploitation and development opportunities. As a result of this new strategy, the Company has substantially increased its assets and production through three acquisitions and ongoing development efforts, the percentage of operated properties has increased significantly, its inventory of acreage and drilling locations in resource plays has expanded along with its management team.
2009 Recap and 2010 Outlook
Triad Acquisition. On February 12, 2010, the Company closed the acquisition of privately-held Triad Energy Corporation and certain of its affiliates (collectively, “Triad”), an Appalachian Basin focused energy company. Triad had previously been operating under Chapter 11 of the United States Bankruptcy Code. Triad’s operations are located in the Ohio, West Virginia and Kentucky portions of the Appalachian Basin. In addition, the Triad acquisition included (i) conventional, mature oil fields currently under primary and secondary development with approximately 5.1 MMboe of proved reserves (65% oil); and over 2,000 producing wells (99% of which are operated) (ii) approximately 87,000 net acres including approximately 46,000 net acres in the prolific Marcellus Shale; (iii) 182 miles of right-of-way that will allow for the construction of a new pipeline system that will provide Magnum Hunter with significant take-away capacity for our Marcellus Shale gas as well as revenue from transporting third-party gas; (iv) service equipment including three drilling rigs; and (v) two commercial salt water disposal facilities. These assets are now held in our wholly-owned subsidiaries Triad Hunter, LLC, Alpha Hunter Drilling, LLC, Eureka Hunter Pipeline, LLC, Hunter Disposal, LLC and Hunter Real Estate, LLC. Consideration for the assets acquired from Triad totaled $81 million, consisting of:
•	$8 million in cash;

•	$15 million of our Series B Redeemable Convertible Preferred Stock, issued to certain banks who were secured creditors of Triad in its Chapter 11 proceedings;

•	$55 million repayment of Triad senior debt via drawing under the new Restated Credit Facility discussed below; and

•	Assumption of approximately $3 million of equipment indebtedness.
Bank of Montreal Credit Facilities. On November 23, 2009, we entered into a $150 million Credit Agreement with Bank of Montreal. The Credit Agreement provided for an asset-based, three-year senior secured revolving credit facility, with an initial borrowing base availability of $25 million. On February 12, 2010 we amended and restated the Credit Agreement with Bank of Montreal and Capital One, NA, providing for a borrowing base of $70 million to allow for the acquisition of Triad.
Acquisition of Sharon Resources, Inc. On September 30, 2009, we acquired Sharon Resources, Inc., a wholly-owned subsidiary of Calgary-based Sharon Energy Ltd., bringing an inventory of drilling locations focused in the Eagle Ford Shale located in South Texas.

[2]	Magnum Hunter Resources, Inc. was a NYSE-listed oil and gas exploration and production company, unrelated to the Company, that was acquired by Cimarex Energy Corporation in June 2005.

Additionally, the Sharon acquisition enhanced the Company’s technical expertise with the addition of experienced geologists and land professionals.
Equity Financings. Throughout the fourth quarter of 2009, the Company raised substantial cash through equity transactions. Those transactions included:
•	$15.2 million of common equity financings throughout the course of the fourth quarter.
•	$5.4 million in gross proceeds from the issuance of our 10.25% Series C Cumulative Perpetual Preferred Stock, at a price of $25.00 per share completed in the fourth quarter of 2009
Appalachian Basin / Marcellus Shale
With the acquisition of Triad in February of 2010, we currently operate approximately 2,048 wells, producing primarily conventional oil and gas and we own approximately 87,000 net acres, including approximately 46,000 net acres overlying the Marcellus Shale, as well as the shallow sandstones. Approximately 70% of our leases are held by production. We have over 2,000 wells producing, of which 64% are oil and 99% are operated by the Company. In 2010, we plan to expand our Marcellus development program. We have budgeted $7.1 million for the drilling of two horizontal wells from our inventory of over 25 identified drilling locations.
North Dakota-Williston Basin / Madison Group / Bakken Shale
The Company owns an approximately 43% average working interest in 15 fields located in the Williston Basin in North Dakota comprising of 146 wells and approximately 18,600 gross acres (approximately 90% of which is held by production) in Burke, Renville, Ward, Bottineau, McHenry Counties located in North Dakota. We exited 2009 producing approximately 440 bbls per day equivalent.
South Texas / Eagle Ford Shale
At year-end 2009, we had approximately 12,000 gross acres (approximately 5,300 net) primarily targeting the Eagle Ford Shale. We exited 2009 producing approximately 40 bbls per day. We have budgeted an estimated $6.95 million in capital expenditures for 2010 associated with leasing new acreage and the drilling of two horizontal wells scheduled to commence in the second quarter of 2010. We are also exploring multiple Joint Venture opportunities to develop and expand our Eagle Ford acreage.
In February 2010, as part of the Company’s ongoing evaluation of the Eagle Ford Shale, we frac’d and tested a vertical Eagle Ford Shale well, the Barbara Ann Unit #1, in Lee County, Texas. We believe that frac stimulation is the most important element in the successful completion of these shale wells and understanding the frac dynamics within these shales using vertical wells will allow us to better plan completion within our horizontal laterals. In addition to the Eagle Ford Shale position, our South Texas acreage has conventional oil and natural gas potential derived from both the Austin Chalk and Wilcox formations. Our Eberstadt # 1 well, located in the South Caesar Field of Bee County, Texas, began flowing to sales on February 1, 2010 with a daily production rate of approximately 1,500 Mcf, producing from a gross 100 foot thick section of the middle Wilcox formation. We believe that at least two additional Wilcox wells can be drilled offsetting the Eberstadt #1.
West Texas / Cinco Terry
We have a 10% working interest in an exploratory prospect area in Crockett County, Texas with oil and natural gas potential from multiple horizons including the Canyon (producing depths of approximately 7,500 feet to 8,100 feet) and Ellenburger Sands (producing depths of approximately 8,200 feet to 8,800 feet). We exited 2009 producing approximately 280 bbls per day of oil equivalent. Cinco Terry is operated by Approach Resources, Inc. and consists of approximately 38,000 gross acres (3,800 net). In 2009, we successfully drilled and completed 23 gross wells for total capital cost of $2.2 million to the Company. We have identified approximately 150 additional drilling locations. In 2010, capital expenditures will be approximately $1 million.
Other Properties
South Louisiana / East Chalkley — Located in Cameron Parish, Louisiana, this developmental project is an exploitation of bypassed oil reserves remaining in a natural gas field located at depths between 9,300 feet and 9,400 feet. The unit consists of approximately 714 gross acres. On October 15, 2009, we acquired Centurion Exploration Company LLC’s ownership interest East Chalkley for $1.7 million. Subsequently, on October 23, 2009, we divested a portion of our ownership interest for $500,000. Following the acquisition of additional ownership interest and subsequent partial divestiture, we now operate East Chalkley, own a 62% working interest and receive a 42.78% net revenue interest. During 2009, we added a salt water disposal well to reduce operating costs and electrification to the facilities. We estimate the future potential of the project to include three producing wells and three injection wells. Currently we have two wells producing at a rate of approximately 100 gross Bbls of oil per day. Currently, we do not plan to allocate capital to this project in 2010.

East Texas / Surprise — The Surprise Project is located in Nacogdoches County, Texas with natural gas potential from multiple horizons including James Lime, Pettit, Travis Peak, Expanded Bossier, Cotton Valley, and Haynesville Shale. The prospect is operated by Goodrich Petroleum Corporation. The prospect area consists of approximately 3,000 gross (300 net) acres. We have a 10% working interest in the prospect and a net revenue interest of 7.4%. Currently, we do not plan to allocate capital to this project in 2010.
Other — In addition to our unconventional and other conventional properties, we have approximately 184,300 gross (31,287 net) undeveloped acres in the New Mexico, Kentucky and Utah. Currently, we do not plan to allocate capital to these areas in 2010. Furthermore, in 2009, we allowed our acreage positions in Allen Parish, Louisiana and Floyd and Motley Counties, Texas to expire, as they were not central to our strategy.
Marcellus Infrastructure Assets
The Triad acquisition in February 2010, brought important infrastructure assets for the effective development of the unconventional resource. With increased drilling activity in the region, relying on third-party oilfield service providers and pipeline operators can be costly. We feel that control of key oil field services allows us to better manage the timing and costs of drilling and production. Furthermore, we believe that access to a pipeline system is vital to flow natural gas to sales, often being a deciding factor on drilling and production decisions. The summary below provides a brief overview of such services we operate and control, which mitigate certain risks associated with development of the Marcellus Shale. Additionally, we anticipate these assets will generate an attractive revenue stream as we actively market them to third-party producers in the Appalachian Basin.
Eureka Hunter Pipeline — The Eureka Hunter Pipeline consists of approximately 182 miles of pipeline, gathering and rights-of-way located in Northern West Virginia, in what we believe to be the heart of the Marcellus Shale development for this region. Specifically, the pipeline system runs through Pleasants, Tyler, Ritchie, Wetzel, Marion, Harrison, Doddridge, Lewis and Monongalia Counties. We are currently reviewing completion and expansion opportunities and we believe that the system can be expanded up to 200 MMcf/d of throughput capacity. Following our anticipated expansion, we expect to have sufficient capacity to transport significant quantities of natural gas from our Marcellus Shale development, as well as third-party gas. We have budgeted $10 million for the completion of the first phase of the pipeline project and anticipate completion in the third quarter of 2010.
Drilling Rigs and Oilfield Service Equipment — Our oilfield service equipment primarily consists of three drilling rigs, a workover rig and heavy machinery which are operated for us and third parties by our wholly-owned subsidiary, Alpha Hunter Drilling, LLC. We anticipate using our rigs to drill the vertical portion of our Marcellus Shale wells and then switching to larger rigs for the horizontal sections. This flexibility is expected to reduce the overall drilling costs, as well as improve the timing of drilling activity. Currently, two of our rigs are under a multi well contract to a large producer in the area.
Salt Water Disposal Facility — Typically, Marcellus Shale wells produce significant amounts of water that, in most cases, requires disposal. Producers often remove the water in trucks for proper disposal in approved facilities. While this method has been the only option to many producers in the Appalachian Basin, it adds a significant operating burden and increases costs. We own and operate two commercial salt water disposal facilities with the current capacity for over 2,500 barrels of water per day. In addition to benefiting from our own disposal facilities, we market our disposal capabilities to third-party operators. In 2010, we anticipate disposal capacity will increase to over 4,000 barrels of water per day, following a $250 thousand planned expansion.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under U.S. GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See Note 2 to our consolidated financial statements.

Oil and Gas Activities — Successful Efforts
Accounting for oil and gas activities is subject to special, unique rules. We use the successful efforts method of accounting for our oil and gas activities. The significant principles for this method are:
•	geological and geophysical evaluation costs are expensed as incurred;
•	dry holes for exploratory wells are expensed, and dry holes for developmental wells are capitalized; and
•
capitalized costs related to proved oil and gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows in accordance with ASC 360, Accounting for the Impairment or Disposal of Long Lived Assets. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows.

Proved Reserves
On December 31, 2008, the SEC released a Final Rule, Modernization of Oil and Gas Reporting, approving revisions designed to modernize oil and gas reserve reporting requirements. The new reserve rules are effective for our financial statements for the year ended December 31, 2009 and our 2009 year-end proved reserve estimates. The most significant revisions to the reporting requirements include:
•
Commodity prices. Economic producibility of reserves is now based on the unweighted, arithmetic average of the closing price on the first day of the month for the 12-month period prior to fiscal year end, unless prices are defined by contractual arrangements;

•
Undeveloped oil and gas reserves. Reserves may be classified as “proved undeveloped” for undrilled areas beyond one offsetting drilling unit from a producing well if there is reasonable certainty that the quantities will be recovered;

•
Reliable technology. The rules now permit the use of new technologies to establish the reasonable certainty of proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes;

•	Unproved reserves. Probable and possible reserves may be disclosed separately on a voluntary basis;
•
Preparation of reserves estimates. Disclosure is required regarding the internal controls used to assure objectivity in the reserves estimation process and the qualifications of the technical person primarily responsible for preparing reserves estimates; and

•	Third party reports. We are now required to file the report of any third party used to prepare or audit our reserve estimates.
In addition, in January 2010, FASB issued Accounting Standards Update, or the Update, 2010-03, “Oil and Gas Reserve Estimation and Disclosures,” to provide consistency with the new reserve rules. The Update amends existing standards to align the reserves estimation and disclosure requirements under GAAP with the requirements in the SEC’s reserve rules. We adopted the new standards effective December 31, 2009. The new standards are applied prospectively as a change in estimate.
For the year ended December 31, 2009, we engaged Cawley, Gillespie & Associates, Inc. and DeGolyer and MacNaughton, independent petroleum engineers, to prepare independent estimates of the extent and value of the proved reserves associated with certain of our oil and gas properties in accordance with guidelines established by the SEC, including the recent revisions designed to modernize oil and gas reserve reporting requirements. We adopted these revisions effective December 31, 2009.

Estimates of proved oil and gas reserves directly impact financial accounting estimates including depletion, depreciation and amortization expense, evaluation of impairment of properties and the calculation of plugging and abandonment liabilities. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for any reservoir may change substantially over time due to results from operational activity. Proved reserve volumes at December 31, 2009, were estimated based on the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2009 for natural gas, oil and NGLs in accordance with new reserve rules.
The new reserve rules resulted in the use of lower prices for natural gas, oil and NGLs than would have resulted under the previous reporting requirements. Under the new reserve rules, our estimated proved reserves increased by 3,051 MBoe. Under the previous reserve rules, our estimated total proved reserves of natural gas, oil and NGLs would have increased by 3,437 MBoe. Therefore, the effect of the new reserve rules was a negative revision of 386 Mboe.
Changes in commodity prices and operation costs may also affect the overall evaluation of reservoirs. Under previous reserve rules (year-end 2009 spot prices for natural gas, oil and NGLs), our depletion expense would have decreased by approximately $145 thousand.
See also Items 1 and 2. “Properties — Proved Reserves” and Note 11 to our consolidated financial statements for additional information regarding our estimated proved reserves.
Derivative Instruments and Commodity Derivative Activities
Unrealized gains and losses, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in other income (expense) on our consolidated statements of operations. We estimate the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the collar contracts using industry-standard option pricing models and observable market inputs. We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets. Realized gains and losses are also included in “Gain (loss) on derivative contracts” on our consolidated statements of operations.
We are exposed to credit losses in the event of nonperformance by the counterparties on our commodity derivatives positions and have considered the exposure in our internal valuations. However, we do not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions.
Changes in the derivative’s fair value are currently recognized in the statement of operations unless specific commodity derivative hedge accounting criteria are met and such strategies are designated. For qualifying cash-flow commodity derivatives, the gain or loss on the derivative is deferred in accumulated other comprehensive (loss) income to the extent the commodity derivative is effective. The ineffective portion of the commodity derivative is recognized immediately in the statement of operations. Gains and losses on commodity derivative instruments included in accumulated other comprehensive (loss) income are reclassified to oil and gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for commodity derivative accounting treatment are recorded as derivative assets and liabilities at fair value in the balance sheet, and the associated unrealized gains and losses are recorded as current income or expense in the statement of operations.
Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in earnings on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts.”
Although we have not designated our derivative instruments as cash-flow hedges, we use those instruments to reduce our exposure to fluctuations in commodity prices related to our oil and gas production. We record both realized and unrealized gains and losses under those instruments in other revenues on our consolidated statements of operations. We recorded a realized gain from the settlement of derivative contracts of $5.4 million for the year ended December 31, 2009 and we recorded a realized loss from the settlement of derivative contracts of $1.2 million for the year ended December 31, 2008. Realized gains and losses result from actual cash settlements received or paid under the derivative contracts. For the year ended December 31, 2009, we recognized an unrealized loss of $7.7 million from the change in the fair value of commodity derivatives. For the year ended December 31, 2008, we recognized an unrealized gain of $8.6 million from the change in the fair value of commodity derivatives. Unrealized gains and losses result from changes in the fair market value of the derivative contracts from period to period, and represent non-cash gains or losses. Changes in commodity prices could have a significant effect on the fair value of our derivative contracts. A hypothetical 10% increase in the NYMEX floating prices would have resulted in a $1.3 million decrease in the December 31, 2009 fair value recorded on our balance sheet, and a corresponding increase to the loss on commodity derivatives in our statement of operations. See Notes 2, 3 and 4 to our consolidated financial statements for additional information on our derivative instruments.

Asset Retirement Obligation
Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable federal, state and local laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The retirement obligation is recorded as a liability at its estimated present value as of the asset’s inception, with an offsetting increase to proved properties. Periodic accretion of discount of the estimated liability is recorded as accretion expense in the Consolidated Statements of Operations.
Our liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and our risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Our liability for asset retirement obligations was approximately $2.0 million and $1.6 million at December 31, 2009 and 2008, respectively. See Note 6 to our consolidated financial statements for more information.
Share-Based Compensation
Our 2006 Stock Incentive Plan allows grants of stock and options to employees and outside directors. Granting of awards may increase our general and administrative expenses subject to the size and timing of the grants. In 2009 and 2008, we recognized approximately $3.1 million and $1.6 million in non-cash stock compensation, respectively. See Note 8 to our consolidated financial statements for additional information.
Valuation of Property and Equipment
The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC 360 requires that the Company’s long-lived assets, including its oil and gas properties, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred. An impairment charge to current operations is recognized when the estimated undiscounted future net cash flows of the asset are less than its carrying value. Any such impairment is recognized based on the differences in the carrying value and estimated fair value of the impaired asset.
The guidance provides for future revenue from the Company’s oil and gas production to be estimated based upon prices at which management reasonably estimates such products will be sold. These estimates of future product prices may differ from current market prices of oil and gas. Any downward revisions to management’s estimates of future production or product prices could result in an impairment of the Company’s oil and gas properties in subsequent periods.
The long-lived assets of the Company which are subject to evaluation consist primarily of oil and gas properties. Due to the regularly scheduled impairment reviews by management, the Company recognized a non-cash, pre-tax charge against earnings of approximately $634,000 and $2.0 million in 2009 and 2008, respectively. See Note 2 to our consolidated financial statements for additional information.
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

Income Taxes
We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We measure and record income tax contingency accruals in accordance with ASC 740, Income Taxes.
We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.
We classify interest related to income tax liabilities as income tax expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are anticipated to be due within one year of the balance sheet date are presented as current liabilities in our consolidated balance sheets. See Note 10 to our consolidated financial statements for additional information.
Recently Issued Accounting Pronouncements
In December 2007, FASB issued guidance related to Business Combinations under ASC 805, Business Combinations, and guidance related to the accounting and reporting of noncontrolling interest under ASC 810-10-65-1, Consolidation. This guidance significantly changes the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. This guidance became effective January 1, 2009. We applied this guidance to our majority interests in PRC Williston, LLC. This guidance did not have an impact on our acquisitions completed in 2009. Please see Note 9 — “Shareholders’ Equity” in the Notes to Consolidated Financial Statements for additional information.
In March 2008, the FASB issued guidance related to the disclosures about derivative instruments and hedging activities under FASB ASC 815-10-50, Derivatives and Hedging. This guidance requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under applicable guidance, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. These disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of ASC 815-10-50 on January 1, 2009 did not have a material impact on our consolidated financial statements. See Note 4 — “Financial Instruments and Derivatives” in the Notes to Consolidated Financial Statements for additional information.
In June 2008, the FASB issued guidance to evaluate whether an instrument (or embedded feature) is indexed to an entity’s own stock under ASC 815-40-15, Derivatives and Hedging. The guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of ASC 815-10-15. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 815-40-15 beginning January 1, 2009, which did not have a material impact on our consolidated financial statements.
In December 2008, the Securities and Exchange Commission published a Final Rule, Modernization of the Oil and Gas Reporting Requirements. The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes. The new requirements also allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations. In January 2010, the FASB issued Accounting Standards Update No. 2010-03, Oil and Gas Reserve Estimation and Disclosure, to align the oil and gas reserve estimation and disclosure requirement of the SEC Final Rule with the ASC 932. The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. Our adoption of this Final rule for this annual report dated December 31, 2009 affected our oil and gas disclosures and resulted in $145,000 additional depletion expense in the fourth quarter. See Note 2 — “Oil and Gas Properties” and Note 11 — “Supplemental Oil and Gas Disclosures (Unaudited)” in the Notes to Consolidated Financial Statements.

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855-10 beginning June 30, 2009 and have included the required disclosures in our consolidated financial statements. See Note 14 — “Subsequent Events” in the Notes to Consolidated Financial Statements for additional information.
In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated financial statements.
Effects of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2009 and 2008. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the cost of labor or supplies. To the extent permitted by competition, regulation and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher prices.

Results of Operations
Years Ended December 31, 2009 and 2008
The following table sets forth summary information regarding natural gas, oil and NGL revenues, production, average product prices and average production costs and expenses for the last two years. Gas is converted at the rate of one Bbl equals six Mcf.

	Years Ended
	December 31,
	2009	2008
Revenues (in thousands)
Oil	$7,513	$11,471
Gas	1,377	2,118
NGLs	1,145	897

Total oil and gas sales	$10,035	$14,486

Production
Oil (MBbls)	140	132
Gas (MMcfs)	458	341
NGLs (MBbls)	40	20

Total (MBoe)	257	209
Total (Boe/d)	703	570

Average prices
Oil (per Bbl)	$53.59	$87.11
Gas (per Mcf)	3.01	6.21
NGLs (per Bbl)	28.52	44.54

Total average price (per Boe)	$39.10	$69.43

Costs and expenses (per Boe)
Lease operating	$16.45	$20.38
Severance tax and marketing	4.12	5.40
Exploration	3.49	35.22
Impairment of properties	2.47	9.46
General and administrative (see Note)	33.09	19.00
Depletion, depreciation and accretion	17.53	36.82

Note: General and administrative includes acquisition related expenses of $4.04 per Boe in 2009 and none in 2008 and non-cash stock compensation of $12.03 per Boe in 2009 and $7.61 per Boe in 2008.
Oil and gas production. Production increased by 48 MBoe to 257 MBoe for the year ended December 31, 2009 from 209 MBoe for the year ended December 31, 2008, or 23%. Production for 2009 on a Boe basis was 70% oil and NGLs and 30% natural gas compared to 73% oil and NGLs and 27% natural gas for 2008. Our average daily production on a boe basis was 703 boe per day during 2009 compared to 570 boe per day for the 2008 year. The increase in production in 2009 compared to 2008 is primarily attributable to the effect of development expenditures. We expect production to increase in 2010 due to our acquisition of Triad which closed in February, 2010 and our continuing development efforts in our other fields.
Oil and gas sales. Oil and gas sales decreased $4.4 million, or 30.7%, for the year ended December 31, 2009 to $10.0 million from $14.5 million for the year ended December 31, 2008. The decrease in oil and gas sales principally resulted from sharp decreases in the prices we received for our oil, natural gas and NGL production. The average price we received for our production decreased from $69.43 per Boe to $39.10 per Boe, or a 43.7% decrease. Of the $4.4 million decrease in revenues, approximately $6.3 million was attributable to a decrease in oil and gas prices, offset by $1.9 million in revenues attributable to the increase in production volumes from 209 Mboe in 2008 to 257 Mboe in 2009. The prices we receive for our products are generally tied to commodity index prices. We periodically enter into commodity derivative contracts in an attempt to offset some of the variability in prices. See the discussion of commodity derivative activities below.

Other income. Other income for the year ended December 31, 2009 included $0.2 million in a liquidating damage penalty assessed against an operating partner. Other income for the year ended December 31, 2008 included a $1.2 million gain from the sale of our 5.33% interest in the Hall Houston Exploration II partnership and $0.2 million of liquidated damage penalty assessed against an operating partner.
Lease operating expense. Our lease operating expenses, or LOE, decreased $32,000, or 1%, for the year ended December 31, 2009 to $4.2 million ($16.45 per Boe) from $4.3 million ($20.38 per Boe) for the year ended December 31, 2008. The decrease in the per Boe cost is due to our increased overall production and lower costs overall and per Boe produced in our North Dakota operations , where we benefited from lower power and service costs. We expect this trend to continue in our North Dakota fields where fixed costs are a relatively high percentage of total LOE and where we have seen response to our unitization and secondary recovery efforts.
Severance taxes and marketing. Our severance taxes decreased $334,000, or 35.2%, for the year ended December 31, 2009 to $614,000 from $948,000 for the year ended December 31, 2008. The decrease in production taxes was a function of the decrease in oil and gas sales between 2009 and 2008. Marketing expenses increased $266,000, or 149.2%, for the year ended December 31, 2009 to $444,000 from $178,000 for the year ended December 31, 2008. The increase in marketing costs was a function of the necessity to increase compression capacity to maintain low gas pressure in several of our fields in 2009. Severance taxes and marketing amounted to approximately 10.5% and 7.8% of oil and gas sales for December 31, 2009 and 2008, respectively.
Exploration. We recorded $0.9 million of exploration expense for the year ended December 31, 2009, compared to $7.3 million for the year ended December 31, 2008. Exploration expense in the 2009 period resulted primarily from dry hole costs in the Boomerang and Hound Dog fields, 3-D seismic acquired across our Cinco Terry field, the expiration of leases in our LeBlanc Prospect, and other lease extensions. Exploration expense for the 2008 period resulted from dry hole costs in our North Dakota fields and the write-off of costs in our South San Arroyo and Whitewater prospects. Due to additional 3-D expenses from the seismic acquisition across Cinco Terry, lease renewals and expirations, and potential exploration costs in Northern New Mexico and Eagle Ford Shale in Texas, we expect exploration expense to increase in 2010.
Impairment of oil and gas properties. We review for impairment our long-lived assets to be held and used, including proved and unproved oil and gas properties accounted for under the successful efforts method of accounting. As a result of this review of the recoverability of the carrying value of our assets, we recorded an impairment of oil and gas properties of $634,000 and $2.0 million in 2009 and 2008, respectively. The 2009 impairment resulted from a write-off of $634,000 of unproved acreage costs in the Boomerang and LeBlanc Prospect areas. In 2008, we took an impairment write-down of $2.0 million on the East Flaxton Unit in North Dakota due to reduced expected future cash flows for the unit.
Depletion, depreciation and accretion. Our depletion, depreciation and accretion expense, or DD&A, decreased $3.2 million, or 41.2%, to $4.5 million for the year ended December 31, 2009 from $7.7 million for the year ended December 31, 2008. Our DD&A per Boe decreased by $19.28, or 52.4%, to $17.53 per Boe for the year ended December 31, 2009, compared to $36.82 per Boe for the year ended December 31, 2008. The decrease in DD&A was primarily attributable to the increase in proved developed producing reserves and total proved reserves in North Dakota of 55.9% and 113%, respectively, at December 31, 2009 compared to December 31, 2008, due to an upward trend in production during the third and fourth quarters of 2009 as a response to our new drilling, unitization and secondary recovery efforts, and lower LOE costs per Boe produced.
General and administrative. Our general and administrative expenses, or G&A, increased $4.5 million, or 114.2%, to $8.5 million ($33.09 per Boe) for the year ended December 31, 2009 from $4.0 million ($19.00 per Boe) for the year ended December 31, 2008. Our G&A for 2009 included higher share-based compensation, as well as higher salaries, related employee benefit costs attributable to an increase in staff from the prior year period, higher rent and office costs, and consulting and professional services, all due to the increased level of activity which began in the second quarter of 2009 and is continuing. Non-cash G&A expenses totaled $3.1 million and $1.6 million for the 2009 and 2008 periods, respectively, and represent noncash stock compensation granted our employees. Also included in G&A in the 2009 period are acquisition related costs of $1.0 million which were for legal, consulting and other costs related to the acquisition of Sharon Resources, Inc. on September 30, 2009 and the acquisition of the Triad Companied which closed on February 12, 2010. These costs were expensed due to the requirements of ASC 805 which states that acquisition costs must be expensed rather than capitalized as part of the cost of the asset being acquired for years beginning in 2009. Additional acquisition related expenses related to the Triad acquisition were incurred in 2010. We expect overall G&A costs to increase in 2010 due to the acquisition of Triad.
Interest expense, net. Our interest expense, net of interest income, increased $0.8 million, or 32.2%, to $3.3 million for the year ended December 31, 2009 from $2.5 million for the year ended December 31, 2008. This increase was substantially the result of our higher average debt level during 2009 and our write off of deferred finance costs related to the Revolving Credit Borrowing and Term Loan paid off on November 23, 2009, in connection with the closing of our new Senior Revolving Credit Facility.

Loss on debt extinguishment. We recorded a loss from debt extinguishment of $2.8 million for the year ended December 31, 2008, due to the payoff of a credit facility with a different previous lender.
Commodity derivative activities. Realized gains and losses from our commodity derivative activity decreased our earnings by $5.4 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively. Realized gains and losses are derived from the relative movement of oil and gas prices on the products we sell in relation to the range of prices in our derivative contracts for the respective years. The unrealized loss on commodity derivatives was $7.7 million for 2009 and the unrealized gain on commodity derivatives was $8.6 million for 2008. As commodity prices increase, the fair value of the open portion of those positions decreases, and vice versa. As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record all changes in realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts”. Our gain or loss from realized and unrealized derivative contracts was a loss of $2.3 million and a gain of $7.3 million for the years ended December 31, 2009 and 2008, respectively.
Net loss attributable to non-controlling interest. Net loss from non-controlling interest was $63,000 in 2009 versus $1.6 million in 2008. This represents 12.5% of the loss incurred by our subsidiary, PRC Williston. We record a non-controlling interest in the results of operations of this subsidiary because we are contractually obligated to make distributions to the holders of this interest whenever we make distributions to ourselves from the subsidiary company.
Dividends on Preferred Stock. Dividends on our Series C Preferred Stock were $26,000 in 2009 versus none in 2008. The Series C Preferred Stock has a stated value of $5.4 million, carries a cumulative dividend rate of 10.25% per annum, and was issued on December 13, 2009. In 2008, we recorded a dividend of $0.7 million on our Series A Convertible Preferred Stock. We redeemed all of our Series A Stock was redeemed on September 26, 2008 for $8.0 million.
Liquidity and Capital Resources
We generally will rely on cash generated from operations, borrowings under our revolving credit facility and, to the extent that credit and capital market conditions will allow, future public and private equity and debt offerings to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our revolving credit facility, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity from equity or debt financings beyond our revolving credit facility will be available, or acceptable on our terms, or at all, in the foreseeable future.
Our cash flow from operations is driven by commodity prices and production volumes and the effect of commodity derivatives. Prices for oil and gas are affected by national and international economic and political environments, national and global supply and demand for hydrocarbons, seasonal influences of weather and other factors beyond our control. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices will cause a decrease in our production volumes and exploration and development expenditures. Cash flows from operations are primarily used to fund exploration and development of our oil and gas properties.
We intend to fund 2010 capital expenditures, excluding any acquisitions, primarily out of internally-generated cash flows and, as necessary, borrowings under our revolving credit facility. As of December 31, 2009, we had $12.0 million available to borrow under our revolving credit facility.
For the year ended December 31, 2009, our primary sources of cash were from financing and operating activities and cash on hand at the beginning of the year. Approximately $19.1 million of cash from sale of common and preferred stock, $3.4 million of cash from operating activities and $6.1 million of cash on hand was used to fund our acquisitions and drilling program, repay debt under our revolving credit facility, and purchase new derivative contracts.
For the year ended December 31, 2008, our primary sources of cash were from operating activities, investing activities, financing activities and cash on hand at the beginning of the year. Approximately $3.4 million of cash from operations and $7.1 million of net borrowings under our credit facility, along with cash on hand of $15.4 million, were used to fund our drilling program. We realized $7.8 million of cash from sale of assets which was used to redeem preferred stock.
In comparing 2009 and 2008, our cash flows from operations decreased only slightly in 2009, despite sharply lower oil and gas sales, due to realized gains on derivative contracts and lower exploratory costs offsetting the increase in general and administrative costs.

The following table summarizes our sources and uses of funds for the periods noted:

	Years Ended December 31,
	2009	2008
	(In thousands)
Cash flows provided by operating activities	$3,372	$3,437
Cash flows used in investing activities	(16,624)	(10,378)
Cash flows provided by (used in) financing activities	9,413	(2,338)

Net decrease in cash and cash equivalents	$(3,839)	$(9,279)

Despite the adverse price environment in 2009, we were able to secure a new $150 million credit facility with an initial borrowing base of $25 million. We define liquidity as funds available under our revolving credit facility plus year-end cash and cash equivalents. At December 31, 2009, we had $13.0 million in long-term debt outstanding under our revolving credit facility, compared to $6.5 million in long-term debt outstanding under the revolving credit facility at December 31, 2008. The following table summarizes our liquidity position at December 31, 2009 compared to December 31, 2008:

	Years Ended December 31,
	2009	2008
	(In thousands)
Borrowing base	$25,000	$17,000
Cash and cash equivalents	2,282	6,120
Long-term debt	(13,000)	(6,500)

Liquidity	$14,282	$16,620

There are several factors that will affect our liquidity in 2010. We will have increased operating cash flows as a result of the Triad acquisition along with increased interest expense due to higher debt levels and higher dividend costs due to the issuance of our Series B and C Preferred Stock. We also expect to have increased salary and other administrative costs associated with the increased number of employees resulting from the Triad acquisition. We will be required to pay back any borrowing on Tranche B of our Senior Credit Facility no later than February 13, 2011. At March 31, 2010 we had borrowed $9 million under Tranche B. We expect the additional operating cash flows from the Triad acquisition and cash provided by the issuance of new common and preferred stock in 2010 will provide the cash necessary to meet these requirements. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Amended and Restated Credit Facility.”
Operating Activities
For the year ended December 31, 2009, our cash flow from operations, borrowings under our revolving credit facility and available cash were used for property development activities. The $3.4 million in cash flows generated in the 2009 period decreased $0.1 million from the same period in 2008 due primarily to a $4.4 million decline in oil and gas sales, a $3.0 million increase in the cash component of G&A expense, a $1.3 million increase in the cash component of interest expense partially offset by a $1.4 million decrease in working capital components and a $0.1 million increase in LOE, severance tax and marketing.
Investing Activities
The majority of our cash flows used in investing activities for the years ended 2009 and 2008 were for the continued development of our Williston Basin properties in North Dakota, Cinco Terry properties in West Texas, Surprise Prospect properties in East Texas, East Chalkley Prospect in Louisiana, and other properties. We had $13.3 in capital expenditures in 2009 versus $16.2 million in 2008. We also advanced $1.3 million to other operators as cash call advances on pending capital expenditures in 2009. Other uses of funds for investing activities in 2009 were $2.7 million to purchase a net derivative position upon closeout of our previous credit facility and the unwinding of most of our previous derivatives. Other sources of funds from investing activities in 2009 were proceeds from the sale of a portion of our increased interests in the East Chalkley field for $500,000 and cash we received in the Sharon acquisition of $235,000. In 2008, other uses of cash in investing activities included an investment in a partnership for $2.0 million and proceeds from the sale of a partnership interest for $7.8 million.

Financing Activities
We borrowed $25.7 million under our revolving credit facility in 2009 compared to $9.4 million in 2008. We repaid $34.2 million and $2.3 million of amounts outstanding under our revolving credit facility for the years ended December 31, 2009 and 2008, respectively. In 2009 we also received $14.1 million in net proceeds from the sale of approximately 8.9 million shares of our common stock (some of which were issued along with approximately 1.7 million common stock warrants) and $5.0 million in net proceeds from the issuance of approximately 215 thousand shares of our Series C Preferred Stock. In 2009 we also paid $0.1 million on the contingent liability associated with our sale of the Hall-Houston Partnership and paid $1.0 million of deferred financing costs on our new $25 million revolving credit facility. In 2008 we paid $1.5 million in deferred financing costs and paid $8.0 million to redeem our Series A Convertible Preferred Stock.
We believe that cash flows from operations and borrowings under our revolving credit facility will finance substantially all of our capital needs through 2010. We may also use our revolving credit facility for possible acquisitions and temporary working capital needs. Further, we may decide to access the public or private equity or debt markets for potential acquisitions, working capital or other liquidity needs, if such financing is available on acceptable terms. In September 2009, we filed a “shelf” registration statement on Form S-3 registering up to $100 million of common stock, preferred stock, warrants and debt securities. The registration statement was declared effective by the SEC on October 15, 2009.
2010 Capital Expenditures
The following table summarizes our estimated capital expenditures for 2010. We intend to fund 2010 capital expenditures, excluding any acquisitions, primarily out of internally-generated cash flows and, as necessary, borrowings under our revolving credit facility.

Year Ending
December 31,
2010
(In thousands)
Appalachian Basin
Eureka Hunter Pipeline	$10,000
Marcellus Shale drilling	7,100
Exploratory — Eagle Ford Shale leases and drilling	6,950
Other	950

Total capital expenditures	$25,000

Our capital expenditure budget for 2010 is subject to change depending upon a number of factors, including economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the results of our development and exploration efforts, the availability of sufficient capital resources for drilling prospects, our financial results, the availability of leases on reasonable terms and our ability to obtain permits for the drilling locations.
Revolving Credit Facility
On November 23, 2009 we entered into a new asset based, three year senior secured revolving credit facility with an initial borrowing base availability set at $25 million. The borrowing base is re-determined semi-annually based on our proved oil and gas reserves, and based on such re-determination, the borrowing base may be increased up to a maximum amount of $150 million. We or the lenders can each request one additional borrowing base redetermination each calendar year.
The maturity date under our revolving credit facility is November 23, 2012. Borrowings bear interest based on the agent bank’s prime rate plus an applicable margin ranging from 1.50% to 2.50%, or the sum of the LIBOR rate plus an applicable margin ranging from 2.50% to 3.50%. Margins vary based on the borrowings outstanding compared to the borrowing base. In addition, we pay an annual commitment ranging from 0.50% to 0.75% of non-used borrowings available under our revolving credit facility.
We had outstanding borrowings of $13.0 million under our revolving credit facility at December 31, 2009. The weighted average interest rate applicable to our outstanding borrowings under this revolving credit facility was 3.255% at December 31, 2009. We also have a $5.0 million sublimit under the agreement for letters of credit, but we had none outstanding at December 31, 2009. Any letters of credit issued would reduce our amounts available for borrowing under the revolving credit facility.
Loans under our revolving credit facility are secured by first priority liens on 85% of our and any of our subsidiary companies’ oil and gas properties. All liabilities of any of the borrowers under this revolving credit agreement are guaranteed by the Company and substantially all of our subsidiaries.
The terms of the credit agreement provide that the revolving facility may be used for loans and letters of credit with the limitation stated earlier. We used the initial advance under the facility to repay all borrowings under our prior loan facility with another lender which had interest rates of 5.5% and 10% on the revolver and term loan, respectively. Borrowings may be used for working capital for exploration, development and production purposes, to re-finance existing debt and for general corporate purposes.

Amended and Restated Credit Facility
On February 12, 2010 we entered into an amended and restated credit agreement which increased the current borrowing base to $70 million. The initial $70 million borrowing base consists of a $60 million “A” tranche and a $10 million “B” tranche. Borrowings under the $10 million tranche must be reduced to an amount less than or equal to $9 million, $7 million, and $4 million on the three, six and nine month anniversaries, respectively, of the execution of the restated credit agreement. Such $10 million tranche will terminate entirely on the first anniversary of the restated credit agreement. Subject to certain exceptions, any equity raised by the Company through a fully marketed offering must be used to repay this $10 million tranche. As of March 1, 2010, we have reduced our borrowings under the “B” Tranche to $9 million. The restated credit agreement has a commitment fee which ranges between 0.50% and 0.75%, based upon the unused portion of the borrowing base. Borrowings under the revolving facility will, at the Company’s election bear interest at either (i) an alternate base rate (“ABR”) equal to the higher of (A) Bank of Montreal’s base rate, (B) the Federal Funds Effective Rate, plus 0.5% per annum and the (C) the LIBO Rate for a one month interest period on such day, plus 1.0% or (ii) the adjusted LIBO rate, which is the rate stated on Reuters BBA Libor Rates C2BORO1 market for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus, in each of the cases described in (i) or (ii) above, an applicable margin ranging from 3.50% to 6.50% for ABR loans and from 4.50% to 7.50% for adjusted LIBO Rate loans until the earlier of the repayment of the $10 million tranche or the first anniversary and thereafter an applicable margin ranging from 1.50% to 2.50% for ABR loans and from 2.50% to 3.50% for adjusted LIBO Rate loans. The restated facility also granted a security interest on up to 90% of our proved developed producing oil and gas properties. We used the initial advance under the facility to finance our acquisition of the Triad Companies on February 12, 2010.
At March 29, 2010, we had $64 million outstanding under our revolving credit facility, including $9 million borrowed under Tranche B, with a weighted average interest rate of 5.5%.
Covenants
The Credit Agreement, as amended and restated on February 12, 2010, requires the Company to satisfy certain affirmative financial covenants, including maintaining (a) an interest coverage ratio (as such term is defined in the Credit Agreement) of not less than 2.5:1.0; (b) a ratio of total debt (as such term is defined in the Credit Agreement) to EBITDAX of not more than (1) 4.5:1.0 for the fiscal quarters ending December 31, 2009, March 31, 2010 and June 30, 2010 and (2) 4.0:1.0 for each fiscal quarter ending thereafter; and (c) a ratio of consolidated current assets (including available borrowing) to consolidated current liabilities of not less than 1.0:1.0. The Company is also required to enter into certain commodity price hedging agreements pursuant to the terms of the Credit Agreement. At December 31, 2009, we were in compliance with all of our then-applicable covenants and had not committed any acts of default under the credit agreement.
The credit agreement also restricts certain payments, transactions with affiliates, incurrence of other debt, consolidations and mergers, assets sales, investments in other entities, liens on properties, and other customary restrictions for agreements of this type In addition, our credit agreement contains customary events of default that would permit our lenders to accelerate the debt under our credit agreement if not cured within applicable grace periods, including, among others, payment defaults, defaults in the performance of affirmative or negative covenants, the inaccuracy of representations or warranties, bankruptcy or related defaults, defaults relating to judgments and the occurrence of a change in control (as such term is defined in the Credit Agreement).
To date we have experienced no disruptions in our ability to access our revolving credit facility. However, our lenders have substantial ability to reduce our borrowing base on the basis of subjective factors, including the loan collateral value that each lender, in its discretion and using the methodology, assumptions and discount rates as such lender customarily uses in evaluating oil and gas properties, assigns to our properties.
Contractual Commitments
Our contractual commitments consist of long-term debt, accrued interest on long-term debt, operating lease obligations, asset retirement obligations and employment agreements with executive officers.
Our long-term debt is composed of borrowings under our revolving credit facility. Interest on debt is based on the rate applicable under our revolving credit facility, which was 3.26% at December 31, 2009. See Note 7 in our consolidated financial statements.
In February 2007, we signed a five-year lease for approximately 2,900 square feet of office space in Houston, Texas. In February 2009, we expanded our office space by signing a three-year lease for approximately 3,200 square feet of additional office space. On September 30, 2009 we acquired Sharon Resources along with its 29 month commitment to rent 6,000 square feet of office space in Houston, Texas. In November 2009, we expanded our office space under an amendment to the lease by approximately 1,600 square feet. Our rent payments are approximately $23,600 per month, including common area expenses.

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable federal, state and local laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The retirement obligation is recorded as a liability at its estimated present value as of the asset’s inception, with an offsetting increase to proved properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the income statement.
We have outstanding employment agreements with six of our executive and senior officers for terms ranging from one to three years. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were all terminated without cause, was approximately $1.1 million at December 31, 2009.
The following table summarizes these commitments as of December 31, 2009 (in thousands):

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt(1)	$13,000	$—	$13,000	$—	$—
Interest on long-term debt(2)	1,226	423	803	—	—
Operating lease obligations(3)	807	397	380	30	—
Asset retirement obligations(4)	2,032	—	686	104	1,242
Employment agreements with executive officers	1,127	1,127	—	—	—

Total	$18,192	$1,947	$14,869	$134	$1,242

(1)	See Note 7 to our consolidated financial statements for a discussion of our revolving credit facility.

(2)	Interest payments have been calculated by applying the interest rate of 3.26% at December 31, 2009, to the outstanding long-term debt of $13.0 million at December 31, 2009.

(3)	Operating lease obligations are for office space and equipment.

(4)	See Note 6 to our consolidated financial statements for a discussion of our asset retirement obligations.
Off-Balance Sheet Arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2009, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, and operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Magnum Hunter Resources Corporation
Houston, Texas
We have audited the accompanying consolidated balance sheet of Magnum Hunter Resources Corporation (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnum Hunter Resources Corporation as of December 31, 2009, and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to examine management’s assertion about the effectiveness of Magnum Hunter Resource’s internal control over financial reporting as of December 31, 2009 included in Management’s Report on Internal Control over Financial Reporting, and accordingly, we do not express an opinion thereon.
As discussed in Note 2 to the Financial Statements, the Company adopted the provisions of Financial Accounting Standards Codification 810, Non-controlling Interests in Consolidated financial statements — an amendment to ARB No. 51, during the year ended December 31, 2009.
Hein & Associates LLP
Dallas, Texas
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Petro Resources Corporation
Houston, Texas
We have audited the accompanying consolidated balance sheet of Petro Resources Corporation (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petro Resources Corporation as of December 31, 2008, and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
March 30, 2009

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
CONSOLIDATED BALANCE SHEETS

		December 31,
	December 31,	2008
	2009	Revised
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,281,568	$6,120,402
Accounts receivable	3,236,043	1,038,973
Prepaids	94,113	75,406
Derivative assets	1,261,534	2,944,997

Total current assets	6,873,258	10,179,778

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, successful efforts accounting
Unproved	11,887,483	18,415,117
Proved properties, net	43,995,567	27,264,790
Advances	1,474,704	147,815
Furniture and fixtures, net	180,878	110,499

Total property and equipment	57,538,632	45,938,221

OTHER ASSETS:
Derivative Assets	1,092,152	4,338,832
Deferred financing costs, net of amortization of $35,831 and $129,200, respectively	1,012,756	1,197,780
Deposits	67,253	10,257

Total Assets	$66,584,051	$61,664,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,852,221	$2,617,034
Accrued liabilities	885,622	106,592
Revenue payable	342,585	—
Payable on sale of partnership	—	754,255
Dividend payable	25,654	—
Note payable	44,157	19,527
Derivative liability	69,136	—

Total current liabilities	6,219,375	3,497,408

Payable on sale of partnership	640,695	—
Revolving credit borrowings	13,000,000	6,500,000
Term loan	—	15,000,000
Asset retirement obligation	2,032,306	1,589,197

Total liabilities	21,892,376	26,586,605

COMMITMENTS AND CONTINGENCIES (Note 13)

Redeemable Preferred Stock
Series C Convertible Preferred Stock cumulative, dividend rate 10.25% per annum, 214,950 shares outstanding at December 31, 2009, with liquidation preference of $25.00 per share	5,373,750	—

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized, 50,591,610 and 36,768,172 shares issued and outstanding as of December 31, 2009 and December 31, 2008 respectively	505,916	367,682
Additional paid in capital	71,936,306	51,311,502
Accumulated deficit	(33,135,693)	(17,985,830)
Deposit on Triad	(1,310,357)	—

Total Magnum Hunter Resources Corporation shareholders’ equity	37,996,172	33,693,354
Noncontrolling interest	1,321,753	1,384,909

Total Shareholders’ Equity	39,317,925	35,078,263
Total Liabilities and Shareholders’ Equity	$66,584,051	$61,664,868

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
		2008
	2009	Revised
REVENUE:
Oil and gas sales	$10,035,033	$14,486,478
Other income	222,668	200,000
Gain on sale of property	14,000	1,196,963

Total revenue	10,271,701	15,883,441

EXPENSES:
Lease operating expenses	4,220,345	4,252,835
Severance taxes and marketing	1,057,818	1,126,156
Exploration	896,337	7,348,778
Impairment of oil & gas properties	633,953	1,973,015
Depreciation, depletion and accretion	4,499,611	7,682,293
General and administrative	8,490,364	3,964,664

Total expenses	19,798,428	26,347,741

LOSS FROM OPERATIONS	(9,526,727)	(10,464,300)

OTHER INCOME (EXPENSE):
Interest income	959	188,932
Interest expense	(3,336,346)	(2,771,858)
Loss on debt extinguishment	—	(2,790,829)
Gain (loss) on derivative contracts	(2,325,251)	7,311,255

Net loss	(15,187,365)	(8,526,800)

Less: Net loss attributable to non-controlling interest	63,156	1,640,466

Net loss attributable to Magnum Hunter Resources Corporation	(15,124,209)	(6,886,334)

Dividend on Series A Convertible Preferred	—	(734,406)
Dividend on Series C Preferred	(25,654)	—

Net loss to attributable to common shareholders	$(15,149,863)	$(7,620,740)

Weighted average number of common shares outstanding, basic and diluted	38,953,834	36,714,489
Net loss per common share, basic and diluted	$(0.39)	$(0.21)
The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Number			Additional
	of Shares	Deposit	Common	Paid in	Noncontrolling	Accumulated	Total
	of Common	on Triad	Stock	Capital	Interest	Deficit	Equity
BALANCE, December 31, 2007	36,599,372	$—	$365,994	$49,723,515	$3,025,375	$(10,365,090)	$42,749,794

Dividends on Series A Convertible Preferred	—	—	—	—	—	(734,406)	(734,406)
Restricted stock issued to employees and directors	168,800	—	1,688	341,782	—	—	343,470
Stock compensation	—	—	—	1,246,205	—	—	1,246,205
Net loss	—	—	—	—	(1,640,466)	(6,886,334)	(8,526,800)

BALANCE, December 31, 2008	36,768,172	$—	$367,682	$51,311,502	$1,384,909	$(17,985,830)	$35,078,263

Restricted stock issued to employees and directors	1,886,200	—	18,862	1,361,719	—	—	1,380,581
Stock compensation	—	—	—	1,710,753	—	—	1,710,753
Issued 2,294,474 shares for acquisition of Sharon Resources, Inc.	2,294,474	—	22,944	2,661,591	—	—	2,684,535
Issued 214,950 shares of Series C Preferred Stock	—	—	—	(418,205)	—	—	(418,205)
Issued 8,881,112 shares of Common Stock	8,881,112	—	88,811	14,006,206	—	—	14,095,017
Dividends on Series C Convertible Preferred	—	—	—	—	—	(25,654)	(25,654)
Issued 761,652 shares as deposit on Triad Acquisition	761,652	(1,310,357)	7,617	1,302,740	—	—	—
Net loss	—	—	—	—	(63,156)	(15,124,209)	(15,187,365)

BALANCE, December 31, 2009	50,591,610	$(1,310,357)	$505,916	$71,936,306	$1,321,753	$(33,135,693)	$39,317,925

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(15,124,209)	$(6,886,334)
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest	(63,156)	(1,640,466)
Depletion, depreciation, and accretion	4,499,611	7,682,293
Stock-based compensation	3,091,334	1,589,675
Impairment	633,953	1,973,015
Gain on asset retirement obligation	—	(16,837)
Exploratory costs	647,001	7,140,013
Gain on sale of assets	(14,000)	(1,196,963)
Loss on extinguishment of debt	—	2,790,829
Unrealized (gain) loss on derivative contracts	7,700,129	(9,116,145)
Amortization of deferred financing cost	1,233,611	1,737,458
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(1,908,945)	(114,366)
Prepaid expenses	(16,313)	(49,887)
Accounts payable	1,571,108	(631,563)
Revenue payable	342,585	—
Accrued liabilities	779,030	176,607

Net cash provided by operating activities	3,371,739	3,437,329

Cash flows from investing activities
Capital expenditures	(13,274,656)	(16,222,790)
Change in advances	(1,326,889)	—
Cash received in purchase of Sharon Resources, Inc.	235,023	—
Proceeds from sale of assets	500,000	7,843,962
Purchase of Derivatives	(2,700,850)	—
Change in deposits	(56,246)	—
Investment in partnership	—	(1,999,800)

Net cash used in investing activities	(16,623,618)	(10,378,628)

Cash flows from financing activities
Net proceeds from sale of common stock and warrants	14,095,017	—
Net proceeds from sale of preferred shares	4,955,545	—
Principal payments on debt	(34,193,566)	(2,253,861)
Proceeds from debt borrowings	25,718,196	9,354,295
Payment on payable on sale of partnership	(113,560)	—
Payment of deferred financing costs	(1,048,587)	(1,471,545)
Redemption of preferred stock	—	(7,966,735)

Net cash provided by (used in) financing activities	9,413,045	(2,337,846)

Net decrease in cash and cash equivalents	(3,838,834)	(9,279,145)
Cash and cash equivalents, beginning of year	6,120,402	15,399,547

Cash and cash equivalents, end of year	$2,281,568	$6,120,402

Cash paid for interest	$2,142,454	$1,554,484

Noncash transactions
Capitalized interest in oil and gas properties	$—	$1,080,177

Property and equipment included in accounts payable	$—	$1,527,440

Stock issued for acquisition of Sharon Resources, Inc.	$2,684,535	$—

Refinancing of Petrobridge loan	$—	$16,239,152

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS
Magnum Hunter Resources Corporation and subsidiaries (“Magnum Hunter”) (a Delaware Corporation) is a Houston, Texas based independent exploration and production company engaged in the acquisition and development of producing properties, secondary enhanced oil recovery projects, and production of oil and natural gas in the United States.
On July 14, 2009, the Company formed a new subsidiary to purchase Magnum Hunter Resources, LP and the new subsidiary was merged into Petro Resources Corporation in order to effect a name change from “Petro Resources Corporation” to “Magnum Hunter Resources Corporation”.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Presentation
The consolidated financial statements include the accounts of Magnum Hunter and our wholly-owned subsidiary, Sharon Resources, Inc. (“Sharon”) We also have consolidated our 87.5% controlling interest in PRC Williston, LLC (“PRC”) with noncontrolling interests recorded for the outside interest in PRC. All significant intercompany balances and transactions have been eliminated.
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions and conditions. Significant estimates are required for proved oil and gas reserves which, as described in Note 2 — Estimates of Proved Oil and Gas Reserves, may have a material impact on the carrying value of oil and gas property.
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
Cash and cash equivalents
Cash and cash equivalents include cash in banks and highly liquid debt securities that have original maturities of three months or less. At December 31, 2009, the Company had cash deposits in excess of FDIC insured limits at various financial institutions.
Financial Instruments
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities and long-term debt approximate fair value, as of December 31, 2009 and 2008. See Note 3 for commodity derivative fair value disclosures.

Oil and Gas Properties
Capitalized Costs
Our oil and gas properties comprised the following (in thousands):

	December 31,
	2009	2008
Mineral interests in properties:
Unproved properties	$12,490	$18,563
Proved properties	59,897	39,266
Total costs	72,387	57,977
Less accumulated depreciation, depletion and impairment	(16,504)	(12,149)
Advances	1,475	148

Net capitalized costs	$57,358	$45,828

We follow the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use.
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
Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method over proved reserves using the unit conversion ratio of six Mcf of gas to one Bbl of oil. Depreciation and depletion expense for oil and gas producing property and related equipment was $4.5 million and $7.7 million for the years ended December 31, 2009 and 2008, respectively.
Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. We recorded an impairment charge of $634 thousand during the year ended December 31, 2009 and none in 2008 related to our assessment of unproved properties. The 2009 impairment resulted from a write-off of $441 thousand in acreage costs in the Boomerang Prospect in Kentucky, $125 thousand on the LeBlanc Prospect in Louisiana, and $68 thousand in the West Greene Field in North Dakota.
Capitalized costs related to proved oil and gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows in accordance with ASC 360, formerly Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows. We noted no impairment of our proved properties based on our analysis for the year ended December 31, 2009. For the year ended December 31, 2008, we recorded an impairment of leasehold and well costs of 2.0 million on the East Flaxton Unit in North Dakota.
It is common for operators of oil and gas properties to request that joint interest owners pay for large expenditures, typically for drilling new wells, in advance of the work commencing. This right to call for cash advances is typically found in the operating agreement that joint interest owners in a property adopt. We record these advance payments in Advances in our property account and release this account when the actual expenditure is later billed to us by the operator.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.
Estimates of Proved Oil and Gas Reserves
Estimates of our proved reserves included in this report are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and SEC guidelines. The accuracy of a reserve estimate is a function of:
•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions;

•	and the judgment of the persons preparing the estimate.
Our proved reserve information included in this report was predominately based on evaluations prepared by independent petroleum engineers. Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.
In accordance with SEC requirements, beginning December 31, 2009, we based the estimated discounted future net cash flows from proved reserves on the unweighted arithmetic average of the prior 12-month commodity prices as of the first day of each of the months constituting the period and costs on the date of the estimate. In prior years, such estimates had been based on year end prices and costs. Future prices and costs may be materially higher or lower than these prices and costs which would impact the estimated value of our reserves.
The estimates of proved reserves materially impact DD&A expense. If the estimates of proved reserves decline, the rate at which we record DD&A expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields.
The adoption of the new guidance in fiscal 2009 resulted in a downward adjustment of 386 MBOE of proved reserves. The change resulted in an increase of $145 thousand in DD&A expense in the fourth quarter of 2009.
Oil and Gas Operations
Accounts Receivable
We recognize revenue for our production when the quantities are delivered to or collected by the respective purchaser. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. All transportation costs are included in marketing expense.
Accounts receivable from joint interest owners consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date. Accounts receivable, oil and gas sales, consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. No such allowance was considered necessary at December 31, 2009 or 2008.
Revenue Payable
Revenue payable represents amounts collected from purchasers for oil and gas sales which are either revenues due to other revenue interest owners or severance taxes due to the respective state or local tax authorities. Generally, we are required to remit amounts due under these liabilities within 30 days of the end of the month in which the related production occurred.

Advances from Non-Operators
Advances from non-operators represent amounts collected in advance for joint operating activities. Such amounts are applied to joint interest accounts receivable as related costs are incurred.
Production Costs
Production costs, including compressor rental and repair, pumpers’ salaries, saltwater disposal, ad valorem taxes, insurance, repairs and maintenance, expensed workovers and other operating expenses are expensed as incurred and included in lease operating expense on our consolidated statements of operations.
Exploration expenses include dry hole costs, delay rentals and geological and geophysical costs.
Dependence on Major Customers
For the years ended December 31, 2009 and 2008, we sold substantially all of our oil and gas produced to seven purchasers. Additionally, substantially all of our accounts receivable related to oil and gas sales were due from those seven purchasers at December 31, 2009 and 2008. We believe that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that we can establish such relationships and that those relationships will result in increased purchasers. Although we are exposed to a concentration of credit risk, we believe that all of our purchasers are credit worthy.
Dependence on Suppliers
Our industry is cyclical, and from time to time there is a shortage of drilling rigs, equipment, supplies and qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel were particularly severe in the areas where we operate, we could be materially and adversely affected. We believe that there are potential alternative providers of drilling services and that it may be necessary to establish relationships with new contractors. However, there can be no assurance that we can establish such relationships and that those relationships will result in increased availability of drilling rigs.
Other Property
Furniture, fixtures and equipment are carried at cost. Depreciation of furniture, fixtures and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition.
Depreciation expense for other property and equipment was $41,000 and $25,000 for the years ended December 31, 2009 and 2008, respectively.
Deferred financing costs
In connection with debt financings in 2009, we paid $1,048,587 in fees. These fees were recorded as deferred financing costs and are being amortized over the life of the loans using the straight line method as the debt is in the form of a line of credit. Amortization of deferred financing costs for the years ended December 31, 2009 and 2008 were $1,233,611 and $1,737,458, respectively.
Derivative Financial Instruments
We use commodity derivative financial instruments, typically options and swaps, to manage the risk associated with fluctuations in oil and gas prices. We account for derivatives under the provisions of FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and related interpretations and amendments. ASC 815, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Our oil and gas price derivative contracts are not designated as hedges. In accordance with provisions of ASC 815, these instruments have been marked-to-market through earnings.

Share Based Compensation
The Company accounts for share-based compensation in accordance with the provisions of the ASC standards which require companies to estimate the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. We estimate the fair value of each share-based award using the Black-Scholes option pricing model or a lattice model. These models are highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price.
Income Taxes
We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We measure and record income tax contingency accruals in accordance with ASC 740, Income Taxes.
We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.
We classify interest related to income tax liabilities as income tax expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are anticipated to be due within one year of the balance sheet date are presented as current liabilities in our consolidated balance sheets.
Loss per Common Share
Basic net income or loss per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares for the potential dilution from stock options, stock warrants and any other outstanding convertible securities.
We have issued potentially dilutive instruments in the form of our Series C Preferred Stock, common stock warrants and common stock options granted to our employees. There were 19,633,226 and 8,088,962 dilutive securities outstanding at December 31, 2009 and 2008, respectively. We did not include any of these instruments in our calculation of diluted loss per share during the period because to include them would be anti-dilutive due to our net loss during the periods.
Reclassification of Prior-Year Balances
Certain prior-year balances in the consolidated financial statements have been reclassified to correspond with current-year classifications.

Recently Issued Accounting Pronouncements
In December 2007, FASB issued guidance related to Business Combinations under ASC 805, Business Combinations, and guidance related to the accounting and reporting of noncontrolling interest under ASC 810-10-65-1, Consolidation. This guidance significantly changes the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. This guidance became effective January 1, 2009. We applied this guidance to our majority interests in PRC Williston, LLC which resulted in noncontrolling interests now reported as part of equity and it no longer impacts net loss. Please see Note 9 — “Shareholders’ Equity” and Note 5 - “Acquisitions and Divestitures” for additional information.
In March 2008, the FASB issued guidance related to the disclosures about derivative instruments and hedging activities under FASB ASC 815-10-50, Derivatives and Hedging. This guidance requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under applicable guidance, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. These disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of ASC 815-10-50 on January 1, 2009 did not have a material impact on our consolidated financial statements. See Note 3 — “Financial Instruments and Derivatives” in the Notes to Consolidated Financial Statements for additional information.
In June 2008, the FASB issued guidance to evaluate whether an instrument (or embedded feature) is indexed to an entity’s own stock under ASC 815-40-15, Derivatives and Hedging. The guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of ASC 815-10-15. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 815-40-15 beginning January 1, 2009 which did not have a material impact on our financial statements.
In December 2008, the Securities and Exchange Commission published a Final Rule, Modernization of the Oil and Gas Reporting Requirements. The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes. The new requirements also allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations. In January 2010, the FASB issued Accounting Standards Update No. 2010-03, Oil and Gas Reserve Estimation and Disclosure, to align the oil and gas reserve estimation and disclosure requirement of the SEC Final Rule with the ASC 932. The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. Our adoption of this Final rule for this annual reported dated December 31, 2009 affected our oil and gas disclosures but had no material effect on our financial position and results of operations.
In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855-10 beginning June 30, 2009 and have included the required disclosures in our consolidated financial statements. See Note 14 — “Subsequent Events” for additional information.
In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated financial statements.
NOTE 3 — FAIR VALUE OF FINANCIAL INSTRUMENTS
Effective January 1, 2008, the Company adopted the provisions of ASC 820, Fair Value measurements and Disclosures, for all financial instruments. We applied this guidance to our financial assets and liabilities beginning January 1, 2008 with no material impact on our consolidated statement of operations or financial condition.
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels:
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
We used the following fair value measurements for certain of our assets and liabilities during the years ended December 31, 2009 and 2008:
Level 2 Classification:
Derivative Instruments
At December 31, 2009 and 2008, the Company had commodity derivative financial instruments in place that are accounted for under the ASC standards on derivative instruments. The Company does not apply hedge accounting as allowed by ASC standards, therefore, the changes in fair value subsequent to the initial measurement are recorded in income. The estimated fair value amounts of the Company’s derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s derivative instruments are valued using public indexes, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange.
As of December 31, 2009 and 2008, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

The following tables present recurring financial assets and liabilities which are carried at fair value as of December 31, 2009 and 2008:

Fair value measurements on a recurring basis
December 31, 2009
	Level 1	Level 2	Level 3
Commodity derivatives	$—	$2,353,686	$—

Total assets as fair value	$—	$2,353,686	$—

Commodity derivatives	$—	$69,136	$—

Total liabilities at fair value	$—	$69,136	$—

Fair value measurements on a recurring basis
December 31, 2008
	Level 1	Level 2	Level 3
Commodity derivatives	$—	$7,283,829	$—

Total assets as fair value	$—	$7,283,829	$—

Commodity derivatives	$—	$—	$—

Total liabilities at fair value	$—	$—	$—

NOTE 4 — FINANCIAL INSTRUMENTS AND DERIVATIVES
We enter into certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. Our oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Our objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of our future crude oil sales from the risk of significant declines in commodity prices. We have not designated any of our commodity derivatives as hedges under ASC 815.
As of December 31, 2009, the estimated fair values of our commodity derivatives were:

Commodity	Type	Volume/Month	Duration	Price	Fair Market Value
Oil	Swap	2,212 Bbls	Jan 10 – Feb 10	$65.40	$(69,136)
Oil	Swap	670 Bbls	Jan 10 – Dec 10	$81.65	(5,139)
Oil	Swap	4,660 Bbls	Jan 10 – Dec 11	$105.45	2,293,729
Oil	Swap	435 Bbls	Jan 11 – Dec 11	$85.25	(4,339)
Natural Gas	Collar	5,000 Mmbtu	Feb 10 – Dec 10	$5.50 – 7.75	18,028
Natural Gas	Collar	15,000 Mmbtu	Feb 10 – Dec 10	$5.75 – 7.10	59,342
Natural Gas	Collar	12,500 Mmbtu	Jan 11 – Dec 11	$5.00 – 8.20	(13,671)
Natural Gas	Collar	4,165 Mmbtu	Jan 11 – Dec 11	$5.00 – 8.95	1,435
Natural Gas	Collar	10,000 Mmbtu	Jan 12 – Dec 12	$5.00 – 9.82	4,301
Natural Gas	Purchase Put	5,000 Mmbtu	Feb 10 – Dec 10	$5.00	19,167
Natural Gas	Sold Put	5,000 Mmbtu	Feb 10 – Dec 10	$5.00	(19,167)
Natural Gas	Purchased Put	15,000 Mmbtu	Feb 10 – Dec 10	$5.00	57,502
Natural Gas	Sold Put	15,000 Mmbtu	Feb 10 – Dec 10	$5.00	(57,502)

					$2,284,550

During the year ended December 31, 2009, we incurred a loss of $2,325,251 related to oil and natural gas derivative contracts which included $5,374,877 of realized gain related to settled contracts, and $7,700,128 of unrealized losses related to unsettled contracts. Unrealized gain and losses are based on the changes in the fair value of derivative instruments covering positions beyond December 31, 2009.

NOTE 5 — ACQUISITIONS AND DIVESTITURES
On September 14, 2009, we entered into a Purchase and Sale Agreement to acquire for $1.7 million an additional ownership interest in the Company operated East Chalkley Unit located in Cameron Parish, Louisiana. The purchase of this interest increased the Company’s working interest to approximately 72% in the unit. The transaction closed on October 15, 2009.
On October 23, 2009, we entered into a Purchase and Sale Agreement with another joint interest owner to divest for $500,000 approximately 10% of the Company’s ownership interest in the Pine Pasture et al. No. 2 well and East Chalkley Prospect Area and approximately 35% of the Company’s ownership interest in the Pine Pasture et al. No. 1 well located in Cameron Parish, Louisiana.
On September 30, 2009, we completed the acquisition of 100% of the capital stock of Sharon Resources, Inc. (“Sharon”) whereby we acquired 100% of the outstanding common stock of Sharon in exchange for 2,294,474 shares of our common stock valued at approximately $2.68 million based on the closing stock price of $1.17 on the effective date of the closing.
The acquisition of Sharon is accounted for using the acquisition method as set out in FAS ASC 805, Business Combinations, which requires the assets and liabilities to be recorded at their respective fair values. The following table summarizes the estimated fair values of the net assets acquired at September 30, 2009:

Assets
Cash	$235,023
Accounts receivable	288,125
Prepaid expenses	2,394
Deposits	750
Oil and gas properties	2,972,534

Liabilities and equity
Accounts payable	(664,080)
Asset retirement obligation	(150,211)

Net assets acquired	$2,684,535

NOTE 6 — ASSET RETIREMENT OBLIGATIONS
The Company accounts for asset retirement obligations based on the guidance of ASC 410 which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. We have included estimated future costs of abandonment and dismantlement in our successful efforts amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense in the accompanying consolidated financial statements.
The following table summarizes the Company’s asset retirement obligation transactions during the years ended December 31:

	2009	2008
Asset retirement obligation at beginning of period	$1,589,197	$1,434,114
Purchased in Sharon Resources acquisition	150,211	—
Liabilities incurred	150,822	93,154
Liabilities settled	(22,914)	(17,012)
Accretion expense	164,990	138,772
Revisions in estimated liabilities	—	(59,831)

Asset retirement obligation at end of period	$2,032,306	$1,589,197

NOTE 7 — NOTES PAYABLE
Notes payable at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Note payable due February 1, 2010, 4.75%	$44,157	$—
Note payable due January 1, 2008, 4.057%	—	19,527
Revolving credit borrowing due September 9, 2011, 5.5%	—	6,500,000
Term loan due September 9, 2012, 10%	—	15,000,000
Senior revolving credit facility due November 23, 2012, 3.255% at December 31, 2009	13,000,000	—

	$13,044,157	$21,519,527
Less: current portion	(44,157)	(19,527)

Total Long-Term Debt	$13,000,000	$21,500,000

The following table presents the approximate annual maturities of debt:

2010	$44,157
2011	—
2012	13,000,000
2013	—
Thereafter	—

$13,044,157

Notes Payable
On April 1, 2008, we executed a promissory note with a finance company to finance its various insurance policies. The interest rate on the note is 4.057% with payments of $19,593 per month beginning May 1, 2008 and the final payment due January 1, 2009. The note is secured by the insurance policies. At December 31, 2009 and 2008, the balance owing was $0 and $19,527, respectively.
On April 10, 2009, we executed a promissory note for $217,336 with a finance company to finance its various insurance policies. The interest rate on the note is 4.75% with payments of $22,210 per month beginning May 1, 2009 and the final payment due February 1, 2010. The note is secured by the insurance policies. At December 31, 2009, the outstanding balance on the note was $44,157.
Revolving Credit Borrowing and Term Loan
On September 9, 2008, the Company entered into a new $50 million first lien revolving credit agreement and a $15 million second lien term loan agreement. The revolving credit agreement provided for an initial borrowing base availability of $17 million and could be used to provide working capital for exploration and production purposes, to refinance existing debt, and for general corporate purposes. The agreement provided for both a prime rate and LIBO rate option and a maturity date of September 9, 2011. At December 31, 2008, we had outstanding borrowings of $6.5 million under this agreement.
The second lien term loan agreement provided for a $15 million second lien term loan facility. All term loans available under the second lien term loan facility were advanced to the Company on September 9, 2008 and were used to refinance existing debt. The maturity date of the Second Lien Term Loan Agreement was September 9, 2012. Under certain circumstances, the Company was permitted to repay the term loans prior to the maturity date; however, any payments made on or prior to September 9, 2009 were subject to a prepayment penalty equal to 2% of the amount prepaid, and any payments made after September 9, 2009 but on or before September 9, 2010 were subject to a prepayment penalty equal to 1% of the amount prepaid. The agreement provided for both a prime rate and LIBO rate option. The amount outstanding under the term loan was $15 million at December 31, 2008.
The Company incurred approximately $1.3 million of deferred financing cost on the above notes and on September 9 and October 14, 2008, the Company borrowed $6.5 million by drawing down $15 million on its second lien term loan and $6.5 million on its revolving credit agreement. The Company then paid off other existing indebtedness of $16.2 million and also incurred $2.8 million of debt extinguishment costs. The debt extinguishment costs consisted principally of the write off of the note discount and deferred financing costs.

The credit agreement was amended effective as of March 25, 2009 because the Company was unable to comply with the interest and debt coverage covenants under the terms of the original revolving credit agreement and second lien term loan agreement for the fiscal quarter ended December 31, 2008. Pursuant to the amendments, the administrative agent and the lenders agreed to waive the defaults. In connection with the semi-annual review of the borrowing base, lower commodity prices resulted in the borrowing base for the revolving credit agreement being reduced from $17 million to $12 million.
On November 23, 2009, in connection with the closing of our new Senior Revolving Credit Facility, the Company terminated its then-existing credit agreement and its second lien term loan agreement by paying off the outstanding balances of $12 million in revolving credit and $15 million in term loan with that lender at that time.
Senior Revolving Credit Facility
On November 23, 2009, the Company entered into a new Senior Revolving Credit Agreement which provided for an asset-based, three-year senior secured revolving credit facility with an initial borrowing base availability of $25 million. The Revolving Facility is governed by a semi-annually borrowing base redetermination derived from the Company’s proved crude oil and natural gas reserves, and based on such redeterminations, the borrowing base may be increased up to a maximum commitment level of $150 million.
The terms of the Credit Agreement provide that the Revolving Facility may be used for loans and, subject to a $5,000,000 sublimit, letters of credit. The Company used the initial advance under the Revolving Facility to repay all current borrowings under prior loan facilities. Further borrowings may be used to provide working capital for exploration, development and production purposes, to refinance existing debt and for general corporate purposes. A commitment fee, which ranges between 0.5% and 0.75%, based on the unused portion of the borrowing base under the Revolving Facility, is also payable by the Company.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at either
•
an alternate base rate (“ABR”) equal to the greater of the prime rates, the federal funds effective rate plus 0.5% or the LIBOR rate plus 1.0%, plus in each such case an applicable margin ranging from 1.5% to 2.5% depending on borrowing base utilization; or

•
an adjusted LIBOR rate equal to the product of (i) the LIBOR rate multiplied by (ii) the statutory reserve rate (a fraction of which the numerator is 1 and the denominator is the aggregate of the maximum reserve percentages required for Eurocurrency funding), plus in each case an applicable margin ranging from 2.5% to 3.5% based on borrowing base utilization.

If an event of default occurs and is continuing, the lenders may increase the interest rate then in effect by an additional 2% per annum plus the rate applicable to ABR loans.
The Credit Agreement contains negative covenants that, among others things, restrict the ability of the Company to, with certain exceptions: (i) incur indebtedness; (ii) grant liens; (iii) make certain payments; (iv) change the nature of its business; (v) dispose of all or substantially all of its assets or enter into mergers, consolidations or similar transactions; (vi) make investments, loans or advances; and (vii) enter into transactions with affiliates. The Credit Agreement also requires the Company to satisfy certain affirmative financial covenants, including maintaining (a) an interest coverage ratio (as such term is defined in the Credit Agreement) of not less than 2.5:1.0; (b) a ratio of total debt (as such term is defined in the Credit Agreement) to EBITDAX of not more than (1) 4.5:1.0 for the fiscal quarters ending December 31, 2009, March 31, 2010 and June 30, 2010 and (2) 4.0:1.0 for each fiscal quarter ending thereafter; and (c) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0:1.0. The Company is also required to enter into certain commodity price hedging agreements pursuant to the terms of the Credit Agreement.
The obligations of the Company under the Credit Agreement may be accelerated upon the occurrence of an Event of Default (as such term is defined in the Credit Agreement). Events of default include customary events for a financing agreement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants, the inaccuracy of representations or warranties, bankruptcy or related defaults, defaults relating to judgments and the occurrence of a Change in Control (as such term is defined in the Credit Agreement).

Subject to certain permitted liens, the Company’s obligations under the Credit Agreement have been secured by the grant of a first priority lien on not less than 80% of the value of the Company and its subsidiaries’ oil and gas properties until thirty days after the effective date and, thereafter, 85% of the value of the Company and its subsidiaries’ existing and to-be-acquired oil and gas properties.
In connection with the Credit Agreement, the Company and its subsidiaries also entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities of the borrowers arising under or in connection with the Credit Agreement are unconditionally guaranteed by the Company and substantially all of its subsidiaries.
At December 31, 2009, the Company had loans outstanding under this credit agreement of $13 million.
NOTE 8 — SHARE BASED COMPENSATION
In March 2006, Magnum Hunter Resources adopted the 2006 Stock Incentive Plan. Under the Plan, options may be granted to key employees and other persons who contribute to the success of Magnum Hunter. We originally reserved 1,500,000 shares of common stock for the Plan. In June 2007, we increased the authorized shares to 3,000,000. No options were exercised during the years ended December 31, 2008 and 2009.
On January 9, 2008 we granted 200,000 stock options to our President at that time. The options have an exercise price of $2.00 per share. Fifty thousand options vested on January 9, 2008 and the remaining 150,000 options vest annually on January 10, 2009, 2010 and 2011. The stock options have a 5 year term expiring on January 10, 2013. The options were valued using the Black-Sholes model with the following assumption: $2.15 quoted stock price; $2.00 exercise price; 104.83% volatility; 3.25 year estimated life; zero dividend; 2.69% discount rate. The fair value of these options was $293,364.
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
On March 1, 2008 we granted 100,000 stock options to our Chief Operating Officer at that time. The options have an exercise price of $1.70 per share. Twenty five thousand options vested on March 1, 2008 and the remaining 75,000 options will be issued and will vest annually on March 1, 2009, 2010 and 2011. The stock options have a 5 year term expiring on March 1, 2013. The options were valued using the Black-Sholes model with the following assumption: $1.70 quoted stock price; $1.70 exercise price; 104% volatility; 3.25 year estimated life; zero dividend; 1.87% discount rate. The fair value of these options was $112,381.
On January 9, 2008, we granted 100,000 shares of restricted common stock to our President at that time. These common shares vest at 25,000 immediately and 25,000 each on January 10, 2009, 2010 and 2011. These shares were valued at $2.15 per share, based on the quoted market value on the date of grant, and $107,500 of expense was recognized as of December 31, 2008. The remaining $107,500 will be recognized over the remaining service term.
On March 1, 2008 we also granted 130,000 shares of restricted common stock to our Chief Operating Officer at that time. These common shares vest at 40,000 immediately and the remaining shares vest annually at 30,000 shares annually on March 1, 2009, 2010 and 2011. These shares were valued at $1.70 per share, based on the quoted market value on the date of grant, and $119,000 of expense was recognized as of December 31, 2008. The remaining $102,000 will be recognized over the remaining service term.

On May 22, 2009, we granted 4,000,000 stock options to two new executives of the Company. The stock options have an exercise price of $0.37 per share and expire May 22, 2014. The options vest as follows: (a) Options to purchase 1,000,000 Shares shall vest and first become exercisable subject to and upon the Company’s acquisition of at least $20 million of additional debt capital, equity capital, or oil and gas properties, or any combination thereof, whether in one transaction or in a series of transactions, during the period commencing on the grant date and ending on May 22, 2010. (b) Options to purchase 1,000,000 Shares shall vest and first become exercisable subject to and upon the Common Stock trading at a price of $0.75 per share (as adjusted for splits, combinations and the like) for 20 of any 30 consecutive trading days during the period commencing on the grant date and ending on May 22, 2011. (c) Options to purchase 1,000,000 Shares shall vest and first become exercisable subject to and upon the Common Stock trading at a price of $1.25 per share (as adjusted for splits, combinations and the like) for 20 of any 30 consecutive trading days during the period commencing on the grant date and ending on May 22, 2012. (d) Options to purchase 1,000,000 Shares shall vest and first become exercisable subject to and upon the Company achieving daily production of 1,400 boe per day during the period commencing on the grant date and ending on May 22, 2011. The term “boe” means barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids. These options were valued using the Black-Sholes model for the performance and service based options and the Lattice model for the market based options, which made use of the following primary assumptions:

	Black-Sholes	Lattice
Expected volatility	108%	61.5% to 337%
Expected dividend yield	0	0
Risk free rate	1.39%	0.49% to 2.23%
The combined fair value of these stock options was determined to be $846,065.
On May 22, 2009, we also granted 4,000,000 shares of Restricted Stock to two new executives of the Company. The shares of Restricted Stock become vested in the following amounts, at the following times and upon the following conditions, provided that the employee remains in continuous employment of the Company through and on the applicable vesting date: (a) 1,500,000 Shares shall vest on January 1, 2010. (b) 625,000 Shares shall vest subject to and the Company’s acquisition of at least $20 million of additional debt capital, equity capital, or oil and gas properties, or any combination thereof, whether in one transaction or in a series of transactions, during the period commencing on the grant date and ending on May 22, 2010. (c) 625,000 Shares shall vest subject to and upon the Common Stock trading at a price of $0.75 per share (as adjusted for splits, combinations and the like) for 20 of any 30 consecutive trading days during the period commencing on the grant date and ending on May 22, 2011. (d) 625,000 Shares shall vest subject to and upon the Common Stock trading at a price of $1.25 per share (as adjusted for splits, combinations and the like) for 20 of any 30 consecutive trading days during the period commencing on the grant date and ending on May 22, 2012. (e) 625,000 Shares shall vest subject to and upon the Company’s satisfaction in full of the performance condition set forth in Section 2(d) of the Option Agreement on or before May 22, 2011. The Restricted Stock also shall become vested at such earlier times, if any, as shall be provided in the restricted stock agreement or as shall otherwise be determined by the Compensation Committee in its sole and absolute discretion. Restricted stocks that contain both service and performance conditions were valued using the share price at grant date determined to be $0.35 per share for a total fair value of $962,500. Restricted stocks that contain both service and market conditions were valued using the Lattice model which made use of the following primary assumptions:

Expected volatility	189% to 337%
Expected dividend yield	0
Risk free rate	0.49% to 2.23%
The fair value of these restricted shares was determined to be $287,045.
On June 12, 2009 we granted a total of 172,000 stock options to certain employees. These stock options have an exercise price of $0.69 per share of which 43,000 vested immediately. The remaining 129,000 stock options will vest annually on June 12, 2010, 2011 and 2012. The stock options have a five year term expiring on June 12, 2014. The stock options were valued using the Black-Sholes model with the following assumption: $0.69 quoted stock price; $0.69 exercise price; 123.5% volatility; 3.25 year estimated life; zero dividends and a 1.91% discount rate. The fair value of these options was determined to be $88,122.
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

On June 26, 2009, we granted 100,000 stock options each to three board members and 130,000 stock options each to two board members. The stock options have an exercise price of $0.51 per share. The stock options fully vested on June 26, 2009, and have a 10 year term expiring June 26, 2019. The stock options were valued using the Black-Sholes model with the following assumption: $0.51 quoted stock price; $0.51 exercise price; 124.76% volatility; 5 year estimated life; zero dividends; 2.53% discount rate. The fair value of these options was determined to be $241,895.
On July 13, 2009, we granted 350,000 shares of stock options to a new officer of the company. The options were issued at an exercise price of $.57 per share with an estimated fair value of $.24 per share and have a life of 5 years. The options vest as follows: a) 70,000 shall vest on July 13, 2010 provided that the Optionee is employed by the Corporation as of the close of business on July 13, 2010. b) 70,000 options shall vest at any time prior to January 13, 2011 provided that the Optionee is employed by the Corporation and that the Common Stock of the Corporation has traded at a daily volume-weighted average price (“VWAP”) of $1.00 or more for 20 of 30 consecutive trading days. c) 70,000 options shall vest at any time prior to July 13, 2011 provided that the Optionee is employed by the Corporation and that at least five (5) new equity research analysts have initiated research coverage on the Corporation on or after July 13, 2009. d) 70,000 options shall vest at any such time prior to July 13, 2012 provided that the Optionee is employed by the Corporation and that the Common Stock of the Corporation has traded at a daily VWAP of $2.00 or more for 20 of 30 consecutive trading days. e) 70,000 options shall vest at any time prior to July 13, 2012 provided that the Optionee is employed by the Corporation and that the total institutional ownership of the Corporation’s Common Stock has increased by an amount equal to or greater than 50% of the fully diluted outstanding shares on the vesting date in excess of the number of shares held by institutional owners as of the Corporation’s June 3, 2009 Proxy Statement. Notwithstanding the foregoing, in the event of a Change in Control of the Company on or after January 13, 2010, then all Options shall vest and become immediately exercisable in full and will remain exercisable in accordance with their terms. These options were valued using the Black Scholes for the service and performance based options, and Lattice Model for the market based options, which made use of the following primary assumptions:

	Black-Sholes	Lattice
Expected volatility	110%	48.2% to 434.4%
Expected dividend yield	0	0
Risk free rate	1.41	0.17% to 4.30%
On August 5, 2009, we granted 68,181 shares of restricted common stock to board members. These common shares vested immediately and were valued at $0.66 per share, based on the quoted market value on the date of grant. The expense was recorded in 2009.
On August 17, 2009, we granted 100,000 stock options to a new board member. The stock options have an exercise price of $1.04 per share. The stock options fully vested on August 17, 2009, and have a 10 year term expiring August 17, 2019. The stock options were valued using the Black-Sholes model with the following assumption: $1.04 quoted stock price; $1.04 exercise price; 125.49% volatility; 5 year estimated life; zero dividends; 2.43% discount rate. The fair value of these options was determined to be $88,285.
On September 30, 2009, we granted 600,000 stock options to employees of the company. The options have an exercise price of $1.17 per share. The options have a life of 5 years of which 150,000 vested immediately and the remaining 450,000 vest in equal amounts over 3 years. The stock options were valued using the Black-Sholes model with the following assumption: $1.17 quoted stock price; $1.17 exercise price; 127.48% volatility; 3.25 year estimated life; zero dividends; 1.45% discount rate. The fair value of these options was determined to be $530,229.

On October 23, 2009, we granted 250,000 stock options to employees of the Company. The options have an exercise price of $1.69 per share and have an estimated fair market value of $1.36 per share. The options have a life of 10 years of which 50,000 vest immediately and the remaining 200,000 options vest upon performance conditions being met, which management estimates to vest on various dates through 1/1/2011. These options were valued using the Lattice model which made use of the following primary assumptions:

Expected volatility	112% to 250.44%
Expected dividend yield	0
Risk free rate	2.38%
On November 15, 2009, we granted 75,000 stock options to employees of the company. The options have an exercise price of $1.63 per share. The options have a life of 10 years of which 18,750 vested immediately and the remaining 56,250 vest in equal amounts over 3 years. The stock options were valued using the Black-Sholes model with the following assumption: $1.63 quoted stock price; $1.63 exercise price; 112.27% volatility; 5 year estimated life; zero dividends; 2.38% discount rate. The fair value of these options was determined to be $77,205.
We recognized stock compensation expense of $3,091,334 and $1,589,675 for the year ended December 31, 2009 and 2008 respectively.
A summary of option activity for the years ended December 31, 2009 and 2008 is presented below:

	2009		2008
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	1,035,000	$3.11	1,125,000	$3.68
Granted	6,107,000	$0.56	310,000	$1.90
Exercised, forfeited, or expired	(25,000)	$2.50	(400,000)	$3.80

Outstanding at end of year	7,117,000	$0.93	1,035,000	$3.11

Exercisable at end of year	4,776,750	$0.98	902,500	$3.56

A summary of our non-vested options as of December 31, 2009 and 2008 is presented below.

Non-vested Options	2009	2008
Non-vested at beginning of year	432,500	575,000
Granted	6,107,000	310,000
Vested	(4,174,250)	(352,500)
Forfeited	(25,000)	(100,000)

Non-vested at end of year	2,340,250	432,500

Total unrecognized compensation cost related to non-vested options granted under the Plan was $815,784 and $309,700 as of December 31, 2009 and 2008, respectively. The unrecognized cost at December 31, 2009 is expected to be recognized over a weighted-average period of 1.86 years. At December 31, 2009, the aggregate intrinsic value for options was $0; and the weighted average remaining contract life was 4.8 years.

The assumptions used in the fair value method calculation for the year ended December 31, 2009 and 2008 are disclosed in the following table:

Year Ended December 31,
	2009 (1)	2008 (1)
Weighted average value per option granted during the period (2)	0.37	1.36
Assumptions (3):
Stock price volatility	108 – 263%	104 – 105%
Risk free rate of return	1.36 – 2.53%	1.87 – 2.69%
Weighted average expected term	4.23 years	3.25 years

(1)	Our estimated future forfeiture rate is zero.

(2)	Calculated using the Black-Scholes fair value based method for service based options and Lattice Model fair value based method for performance and market based options.

(3)	The Company does not pay dividends on our common stock.
A summary of the Company’s non-vested shares as of December 31, 2009 and 2008 is presented below:

	2009		2008
Non-vested Shares	Shares	Price Per Share	Shares	Price Per Share
Non-vested at beginning of year	215,000	$2.04	75,000	$2.50
Granted	4,168,181	$0.33	240,000	$1.90
Vested	(2,048,181)	$0.43	(100,000)	$2.04
Forfeited	(25,000)	$2.50	—	$—

Non-vested at end of year	2,310,000	$0.44	215,000	$2.04

Total unrecognized compensation cost related to the above non-vested shares amounted to $196,561 and $237,432 as of December 30, 2009 and 2008 respectively. The unrecognized cost at December 30, 2009 is expected to be recognized over a weighted-average period of 1.08 years.
NOTE 9 — SHAREHOLDERS’ EQUITY
Common Stock
During the years ended December 31, 2009 and 2008, the Company issued 1,886,200 and 100,000 shares, respectively, of the Company’s common stock in correlation with noncash stock compensation which had fully vested.
On September 30, 2009, Magnum Hunter Resources Corporation issued 2,294,474 shares of the Company’s common stock valued at approximately $2.68 million based on the closing stock price of $1.17 as consideration for the acquisition of 100% of the outstanding common stock of Sharon Resources, Inc.
On November 5, 2009, the Company sold, for gross proceeds of approximately $3.8 million, an aggregate of 2.3 million shares of the Company’s common stock, together with one fifth of a warrant to purchase one share of the Company’s common stock for each share of common stock purchased. Each warrant issued to a purchaser will (i) be exercisable for one share of the Company’s common stock at any time after the shares of common stock underlying the warrant are registered with the SEC for resale pursuant to an effective registration statement, (ii) have a cash exercise price of $2.50 per share of the Company’s common stock, and (iii) upon notice to the holder of the warrant, be redeemable by the Company for $0.01 per share of the Company’s common stock underlying the warrant if (a) the Registration Statement as filed with the SEC is effective and (b) the average trading price of the Company’s common stock as traded and quoted on the NYSE Amex equals or exceeds $3.75 per share for at least 20 days in any period of 30 consecutive days. The Company’s common stock purchased in this transaction was issued pursuant to a prospectus supplement filed with the SEC in connection with a takedown from the Company’s existing $100 million universal shelf registration statement on Form S-3, which became effective on October 15, 2009. Purchasers of this issuance of common shares by the Company included, amongst others, the Company’s Chairman, Vice Chairman, Executive Vice President and Chief Financial Officer, and three other members of the Company’s Board of Directors.

On November 6, 2009, the Company issued 601,652 shares of common stock valued at $1.1 million as a deposit on the Triad acquisition. The terms of the purchase agreement requires Magnum to add additional shares to the deposit as required to maintain the fair market value of the common stock placed on deposit at a minimum value of $1.1 million. On November 20, 2009 and December 22, 2009, the Company issued 60,000 and 100,000 shares, respectively, to maintain the deposit balance as required. All shares on deposit were returned to the Company on February 23, 2010 and are now treasury shares. See Note 14 — Subsequent events for additional information.
On November 16, 2009, the Company sold 6,403,720 units, with each unit consisting of one of the Company’s common shares and a one fifth of a warrant to purchase one common share, for gross proceeds of approximately $11.08 million, before deducting placement agent fees and estimated offering expenses, in a “registered direct” offering. The investors purchased the units at a purchase price of $1.73 per unit. The warrants, which represent the right to acquire an aggregate of up to 1,280,744 common shares, will be exercisable at any time on or after May 17, 2010 and prior to the 3-year anniversary of the closing of the transaction at an exercise price of $2.50 per share, which was 132% of the closing price of the Company’s common shares on the NYSE AMEX on November 10, 2009. The new equity capital raised in this offering satisfies the Company’s minimum equity commitment required under the terms of the Asset Purchase Agreement in connection with the acquisition of Triad Energy Corporation which closed February 12, 2010. See Note 14 — Subsequent events for additional information.
The Company issued 187,482 shares of common stock in November 2009 at an average price of $1.76 per share pursuant to the At the Market sales agreement we have with Wm Smith & Co., our exclusive sales manager. Sales of shares of our common stock, by Wm. Smith & Co. will be made in privately negotiated transactions or in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at negotiated prices, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the American Stock Exchange or sales made through a market maker other than on an exchange. Wm. Smith & Co. will make all sales using commercially reasonable efforts consistent with its normal sales and trading practices on mutually agreed upon terms between Wm. Smith & Co. and us.
Series A Convertible Preferred Stock
On September 26, 2008, the Company redeemed 2,563,712 shares of the Company’s outstanding Series A Preferred Stock at an aggregate redemption price of $7,966,735. The shares were held by investment funds managed by Touradji Capital Management. Pursuant to the terms of the Preferred Stock Purchase Agreement, the Company was required to redeem all Series A Preferred Stock no later than October 2, 2008. After giving effect to the redemption, there are no shares of Series A Preferred Stock outstanding at December 31, 2008.
Series C Preferred Stock
On December 13, 2009 the Company sold 214,950 shares of our 10.25% Series C Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation preference $25.00 per share (the “ Series C Preferred Stock ”) for net proceeds of $5.1 million. The Series C Preferred Stock cannot be converted into common stock of the Company, but may be redeemed by the Company, at the Company’s option, on or after December 14, 2011 for $25.00 per share. In the event of a change of control of the Company, the Series C Preferred Stock will be redeemable by the holders at $26.00 per share during the first twelve months after December 14, 2009, $25.50 during the second twelve months after December 14, 2009, and $25.00 thereafter, except in certain circumstances when the acquirer is considered a qualifying public company. The Company will pay cumulative dividends on the Series C Preferred Stock at a fixed rate of 10.25% per annum of the $25.00 per share liquidation preference. For the years ended December 31, 2009 and 2008 we have accrued dividends of $25,654 and $0, respectively. Because redemption is potentially outside the control of the Company, the Series C Preferred Stock is recorded outside of permanent shareholders’ equity.

Noncontrolling Interests
In connection with the Williston Basin acquisition in 2008, the Company entered into equity participation agreements with the lenders pursuant to which the Company agreed to pay to the lenders an aggregate of 12.5% of all distributions paid to the owners of PRC Williston, which at this time is majority owned by Magnum Hunter Resources. The equity participation agreements were valued at $3,401,655 and accounted for as a noncontrolling interest in PRC Williston.

	2009	2008
Noncontrolling interest at beginning of period	$1,384,909	$3,025,375
Loss to noncontrolling interest	$(63,156)	$(1,640,466)

Noncontrolling interest at end of period	$1,321,753	$1,384,909

Common Stock Warrants
In association with common stock sales on November 5, 2009, the Company issued 457,982 common stock warrants. Each warrant issued to a purchaser has a term of 3 years and (i) is exercisable for one share of the Company’s common stock at any time after the shares of common stock underlying the warrant are registered with the SEC for resale pursuant to an effective registration statement, which will be June 12, 2010, (ii) has a cash exercise price of $2.50 per share of the Company’s common stock, and (iii) upon notice to the holder of the warrant, is redeemable by the Company for $0.01 per share of the Company’s common stock underlying the warrant if (a) the Registration Statement as filed with the SEC is effective and (b) the average trading price of the Company’s common stock as traded and quoted on the NYSE Amex equals or exceeds $3.75 per share for at least 20 days in any period of 30 consecutive days.
On November 16, 2009, the Company issued 1,280,744 common stock warrants. The warrants, which represent the right to acquire an aggregate of up to 1,280,744 common shares, will be exercisable at any time on or after May 17, 2010 and have a term of 3 years, at an exercise price of $2.50 per share, which was 145% of the closing price of the Company’s common shares on the NYSE AMEX on November 11, 2009.
A summary of warrant activity for the years ended December 31, 2009 and 2008 is presented below:

	2009		2008
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	6,838,962	$2.15	6,838,962	$2.15
Granted	1,738,726	$2.50	—	$—
Exercised, forfeited, or expired	—	$—	—	$—

Outstanding at end of year	8,577,688	$2.22	6,838,962	$2.15
Exercisable at end of year	6,838,962	$2.15	6,838,962	$2.15
At December 31, 2009, the aggregate intrinsic value for warrants was $0; and the weighted average remaining contract life was 1.58 years.
NOTE 10 — INCOME TAXES
At December 31, 2009, we had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carry forward for regular tax purposes of approximately $45 million which expires in varying amounts during the tax years 2025 through 2029. We also have approximately $1 million of depletion carryover which has no expiration. Approximately $5 million of our NOL relates to the 2009 acquisition of Sharon Resources Inc. and the utilization of that portion of the NOL is limited on an annual basis. No provision for federal income tax expense or benefit is reflected on the statement of operations for the years ended December 31, 2009 and 2008 because we are uncertain as to our ability to utilize our NOL in the future.
The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2009 and 2008 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

	2009	2008
	(in thousands)
Statutory tax expense (benefit)	$(5,142)	$(2,341)
Effect of permanent differences	6	544
Change in valuation allowance	5,136	1,797

Total Tax Expense	$—	$—

The components of our deferred income taxes were as follows for the years ended December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$15,302	$10,551
Asset retirement obligations	691	540
Share based compensation	2,412	1,397
Depletion carry forwards	455	—
Deferred tax liability:
Property and equipment	(2,593)	(4,992)

Net deferred tax assets	16,267	7,496
Valuation allowances	(16,267)	(7,496)

Net deferred tax	$—	$—

The tax years 2006-2009 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject. The tax years 2005-2009 remain open for the Texas Franchise tax.
NOTE 11 — OTHER INFORMATION
Quarterly Data (Unaudited)
The following tables set forth unaudited summary financial results on a quarterly basis for the two most recent years.

	Quarter Ended				Total
	March 31	June 30	September 30	December 31	Year
2009
Total revenue	$1,917,036	$2,528,891	$2,320,514	$3,505,260	$10,271,701
Loss from operations	(1,476,141)	(1,007,912)	(2,569,806)	(4,472,868)	(9,526,727)
Net loss attributable to common shareholders	(1,371,283)	(3,393,576)	(3,052,222)	(7,332,782)	(15,149,863)
Basic and diluted loss per common share	$(0.04)	$(0.09)	$(0.08)	$(0.18)	$(0.39)

2008
Total revenue	$3,158,001	$4,368,442	$5,964,896	$2,392,102	$15,883,441
Income (loss) from operations	(455,522)	1,477,730	757,021	(12,243,529)	(10,464,300)
Net loss attributable to common shareholders	(1,634,205)	(1,882,826)	(535,538)	(3,568,171)	(7,620,740)
Basic and diluted loss per common share	$(0.04)	$(0.05)	$(0.01)	$(0.10)	$(0.21)
Supplemental Oil and Gas Disclosures (Unaudited)
The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, related to Magnum Hunter’s oil and gas production, exploration and development activities:

	2009	2008
Unproved oil and gas properties	$12,490,362	$18,562,932
Proved oil and gas properties	59,896,627	39,414,361

	72,386,989	57,977,293
Accumulated depletion, depreciation and impairment	(16,503,939)	(12,149,571)

	$55,883,050	$45,827,722

The following table sets forth the costs incurred in oil and gas property acquisition, exploration, and development activities.

	2009	2008
Purchase of non-producing leases	$2,602,387	$1,410,023
Purchase of producing properties	3,288,174	—
Exploration costs	3,794,254	5,796,608
Development costs	6,798,142	11,607,005
Asset retirement obligation	278,119	93,153

	$16,716,076	$18,906,789

Oil and Gas Reserve Information
Proved oil and gas reserve quantities are based on estimates prepared by Cawley, Gillespie & Associates, Inc. and DeGolyer & MacNaughton, Magnum Hunter’s third party reservoir engineering firms. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data only represent estimates and should not be construed as being exact.
Total Proved Reserves

	Crude oil and Condensate	Natural Gas
	(Mbbl)	(Mcf)

Balance December 31, 2007	2,369.7	2,082.0
Extensions, discoveries and other additions	698.0	2,655.9
Revisions of previous estimates	(506.6)	(143.8)
Production	(151.8)	(341.1)
Balance December 31, 2008	2,409.3	4,253.0
Extensions, discoveries and other additions	982.3	2,087.3
Revisions of previous estimates	1,330.2	34.2
Purchases of reserves in place	83.4	3,468.0
Sales of reserves in place	(16.4)	(20.5)
Production	(180.3)	(457.7)

Balance December 31, 2009	4,608.5	9,364.2

Developed reserves, included above
December 31, 2008	1,394.3	2,549.5
December 31, 2009	2,055.3	4,952.5
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves
The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with then current provisions of ASC 932 and SFAS 69. Future cash inflows at December 31, 2009 were computed by applying the unweighted, arithmetic average on the closing price on the first day of each month for the 12-month period prior to December 31, 2009, to estimated future production. Future cash inflows at December 31, 2008 were computed using prices in existence at that date. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.
Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved.
Future income tax expenses give effect to permanent differences, tax credits and loss carryforwards relating to the proved oil and natural gas reserves. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value of our oil and natural gas properties.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows (in thousands):

	Years Ended December 31,
	2009	2008

Future cash flows	$262,758	$109,100
Future production costs	(93,078)	(48,972)
Future development costs	(33,245)	(15,342)
Future income tax expense	(30,858)	(11,541)

Future net cash flows	105,577	33,245
10% annual discount for estimated timing of cash flows	(58,189)	(17,624)

Standardized measure of discounted future net cash flows	$47,388	$15,621

Future cash flows as shown above were reported without consideration for the effects of commodity derivative transactions outstanding at each period end.
Changes in Standardized Measure of Discounted Future Net Cash Flows
The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows (in thousands):

	Years Ended
	2009	2008

Balance, beginning of period	$15,621	$40,112
Net change in sales and transfer prices and in production (lifting) costs related to future production	12,387	(35,731)
Changes in estimated future development costs	(18,755)	(9,458)
Sales and transfers of oil and gas produced during the period	(4,757)	(9,107)
Net change due to extensions, discoveries and improved recovery	17,578	10,334
Net change due to revisions in quantity estimates	17,654	(4,807)
Previously estimated development costs incurred during the period	6,798	8,738
Accretion of discount	2,614	4,011
Purchase of minerals in place	8,739	—
Sale of minerals in place	(262)	—
Other	(3,609)	—
Net change in income taxes	(6,623)	11,529

Standardized measure of discounted future net cash flows	$47,385	$15,621

The commodity prices in effect at December 31, 2009 and 2008 inclusive of adjustments for quality and location used in determining future net revenues related to the standardized measure calculation are as follows. The commodity prices used for December 31, 2009 were computed by applying the unweighted, arithmetic average on the closing price on the first day of each month for the 12-month period prior to December 31, 2009:

	2009	2008
Oil (per Bbl)	$54.96	$40.33
Natural gas liquids (per Bbl)	$27.20	$23.00
Gas (per Mcf)	$3.35	$5.04
NOTE 12 — RELATED PARTY TRANSACTIONS
During 2009, we rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses totaled $161 thousand and $0 for the year ended December 31, 2009 and 2008, respectively.
During 2009, we obtained accounting services from GreenHunter Energy, Inc., an entity for which Mr. Evans is an officer and major shareholder. Professional services expenses totaled $30 thousand and $0 for the year ended December 31, 2009 and 2008, respectively.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Accumulated Production Floor Payments
On February 16, 2007, the Company acquired from Eagle Operating, Inc. an interest in 15 producing oil fields located in the Williston Basin of North Dakota. For a period of thirty-six months following the acquisition date, Eagle Operating has guaranteed that PRC Williston’s share of gross monthly production revenue from the properties will not be less than the financial equivalent of 300 barrels of oil per day multiplied by the number of days in a given month (the product referred to as the “production floor”). In the event that our net share of gross production for any month is less than the production floor, Eagle Operating is obligated to pay to Magnum Hunter Resources, in cash, an amount equal to the difference between the production floor and the actual net barrels to our interest multiplied by the average price of crude oil paid for the oil production from the properties for that month (the “production floor payment”). During the thirty-six month period, for any month in which our net share of oil production exceeds the production floor, Eagle Operating shall be entitled to recover a portion of the production floor payments previously made to us, also in the form of a cash payment, not to exceed the amount by which our net share of oil production exceeds the production floor for such month (a “production floor reimbursement”). At the end of the thirty-six month period, the Company is obligated to repay to Eagle Operating, in cash, the amount of cumulative production floor payments, net of any production floor reimbursements. At December 31, 2009 and 2008, there were no amounts due related to the production floor payments.
Payable on Sale of Partnership
On September 26, 2008, the Company sold its 5.33% limited partner interest in Hall-Houston Exploration II, L. P. pursuant to a Partnership Interest Purchase Agreement dated September 26, 2008, as amended on September 29, 2008. The interest was purchased by a non-affiliated partnership for a cash consideration of $8.0 million and the purchaser’s assumption of the first $1,353,000 of capital calls subsequent to September 26, 2008. The Company agreed to reimburse the purchaser for up to $754,255 of capital calls in excess of the first $1,353,000. The Company’s net gain on the sale of the asset is subject to future upward adjustment to the extent that some or all of the $754,255 is not called. The liability as of December 31, 2009 and 2008 was $640,695 and $754,255, respectively.
Operational Contingencies
The exploration, development and production of oil and gas assets are subject to various, federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of our day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. We maintain levels of insurance we believe to be customary in the industry to limit its financial exposure. We are unaware of any material capital expenditures required for environmental control during this fiscal year.
In February 2007, we signed a five-year lease for approximately 2,900 square feet of office space in Houston, Texas. In February 2009, we expanded our office space by signing a three-year lease for approximately 3,200 square feet of additional office space. On September 30, 2009 we acquired Sharon Resources along with its 29 month commitment to rent 6,000 square feet of office space in Houston, Texas. In November, we expanded our office space under an amendment to the lease by approximately 1,600 square feet. Our rent payments are approximately $23,600 per month, including common area expenses.

We have outstanding employment agreements with six of our senior and executive officers for terms ranging from one to three years. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were all terminated without cause, was approximately $1.1 million at December 31, 2009.
NOTE 14 — SUBSEQUENT EVENTS
We have sold an additional 5,771,929 shares of common stock for net proceeds of $13.1 million, pursuant to the At the Market sales agreement we have with Wm Smith & Co., our exclusive sales manager, subsequent to December 31, 2009 through the date of this report.
On January 6, 2010 we filed a prospectus supplement under our existing shelf registration statement relating to the issuance and sale of an additional $9,626,250 of our Series C Preferred Stock from time-to-time through Wm. Smith & Co., as our exclusive sales manager. Sales of shares of our Series C Preferred Stock, if any, by Wm. Smith & Co. will be made in privately negotiated transactions or in any method permitted by law deemed to be an “At The Market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at negotiated prices, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE Amex or sales made through a market maker other than on an exchange. Wm. Smith & Co. will make all sales using commercially reasonable efforts consistent with its normal sales and trading practices on mutually agreed upon terms between Wm. Smith & Co. and us. Under the terms of the sales agreement, Wm. Smith & Co. will be compensated as follows: (i) in an amount up to 2% of the gross proceeds from the sales of shares of Series C Preferred Stock if the sales price is less than $25.00 per share, and (ii) in an amount up to 3% of the gross proceeds from the sales of shares of Series C Preferred Stock if the sales price is equal to or greater than $25.00 per share. Our Series C Preferred Stock is listed on the NYSE Amex under the symbol “MHR.PR.C.” To date, we have used net proceeds received from this offering to reduce indebtedness, to fund the Triad acquisition and to fund our lease acquisition efforts and fund our drilling programs. We will use the remaining proceeds and additional proceeds for the repayment of indebtedness under the Restated Credit Facility described below, and to the extent permitted thereunder, for general corporate purposes. We have sold 145,292 shares of Series C Preferred Stock for net proceeds of $3.5 million subsequent to December 31, 2009 through the date of this report.
On February 3, 2010, the Company granted 30,869 shares of restricted stock to Board Members for payment of services rendered.
During February 2010, the Company granted 1.3 million shares of common stock options to existing employees and 412,500 to new employees.
On February 12, 2010, the Company closed the acquisition of privately-held Triad Energy Corporation and affiliates (collectively, “Triad”), an Appalachian Basin focused energy company, through a bankruptcy proceeding. We acquired substantially all of the assets of Triad and certain of its affiliated entities which primarily consisted of oil and gas property interests in approximately 2,000 operated wells and include over 88,000 net mineral acres located in the states of Kentucky, Ohio, and West Virginia, a natural gas pipeline (Eureka Hunter Pipeline), two salt water disposal facilities, three drilling rigs, workover rigs, and other oilfield equipment. Triad, headquartered in Reno, Ohio, was an oil and natural gas exploration and production company focused exclusively in the Appalachian Basin with operations in Ohio, West Virginia and Kentucky. Triad had additional business units including oilfield services, commercial salt water disposal facilities and midstream resources. These assets are now held by the Company’s wholly-owned subsidiaries, Triad Hunter, LLC, Alpha Hunter Drilling, LLC, Disposal Hunter, LLC, and Eureka Hunter Pipeline, LLC.
As consideration for the acquisition of the oil and gas assets, we paid a total of approximately $81 million consisting of:
•	$8 million in cash ($4 million net of cash on hand at Triad);

•
$15 million of our Series B Redeemable Convertible Preferred Stock, issued to Allied Irish Banks, P.L.C., Capital One, N.A., and Citibank N.A., who were secured creditors of Triad in its Chapter 11 proceedings;

•	$55 million repayment of Triad senior debt via drawing under the new Revolving Credit Facility discussed below; and

•	Assumption of approximately $3 million of equipment indebtedness

•	The fair value of the consideration approximated its $81 million face value

The fair value of the net assets acquired approximated the $81 million in consideration paid. We are in the process of determining the purchase price allocation to the assets acquired and the liabilities assumed. We have not disclosed the proforma results of revenue and earnings of the combined company for 2009 and 2008 as if the acquisition had occurred on January 1, 2008 because the amounts have not yet been determined.
Because Triad and certain of its affiliated entities had been operating under Chapter 11 of the Federal Bankruptcy Code since December 2008, the acquisition agreement did not include customary indemnification provisions, but did contain closing conditions and representations and warranties that are typical for a transaction of this nature.
In connection with the Triad Acquisition and pursuant to the Bankruptcy Order on February 12, 2010, we issued in the aggregate 4,000,000 shares of our Series B Preferred Stock, with an aggregate liquidation preference of $15 million to the secured creditors of the bankrupt Triad entities as partial consideration for the Triad Acquisition. These holders of Series B Preferred were secured creditors of Triad in its Chapter 11 bankruptcy proceeding and the Series B Preferred was issued to them in partial satisfaction of their secured claims against Triad. The Series B Preferred Stock is senior to the Company’s common stock and to the Company’s 10.25% Series C Cumulative Perpetual Preferred Stock. Pursuant to the Certificate of Designation for the Preferred Stock (the “Certificate of Designation”), the Preferred Stock is entitled to dividends at a rate of 2.75% per annum payable quarterly (i) in shares of Series B Preferred Stock or (ii) subject to the receipt of any required consent under the Company’s senior credit facility, in cash. In addition, the Series B Preferred Stock has a liquidation preference equal to the greater of (i) $3.75 per share, plus accrued and unpaid dividends, or (ii) the amount payable per share of common stock which the holder of Series B Preferred Stock would have received if such Series B Preferred Shares had been converted to common shares immediately prior to the liquidation event, plus accrued and unpaid dividends. At any time prior to the twentieth anniversary of the original issuance of Series B Preferred Stock, the holders of shares of Series B Preferred Stock may convert any or all of their Series B Preferred Stock into shares of the Company’s common stock at a conversion ratio of one share of Series B Preferred Stock to one share of common stock, subject to certain adjustments. At any time following the second anniversary of the original issuance of Series B Preferred and prior to the twentieth anniversary of such original issuance, the holders of shares of Series B Preferred stock may tender their shares for redemption to the Company for a redemption price of $3.75 per Series B share, as adjusted. In addition, the Company may redeem the Series B Preferred Stock at a price of $3.75 per share, plus accrued and unpaid dividends, (a) at any time following February 12, 2012, or (b) if the average trading price of the Common Stock equals or exceeds $4.74 per common share, as adjusted, for five consecutive trading days.
On February 12, 2010 we entered into an amended and restated credit agreement with Bank of Montreal and Capital One, N.A. This restated credit agreement amended and restated in its entirety the credit facility dated November 23, 2009. The restated credit agreement provides for an asset-based, senior secured revolving credit facility (the “Revolving Facility”) maturing November 23, 2010, with an initial borrowing base of $70 million. The revolving facility is governed by a semi-annual borrowing base redetermination (on April 1 and November 1 of each year) derived from the Company’s proved crude oil and natural gas reserves, and based on such redetermination, the borrowing base may be decreased or increased up to a maximum commitment level of $150 million. The initial $70 million borrowing base consists of a $60 million “A” tranche and a $10 million “B” tranche. Borrowings under the $10 million tranche must be reduced to an amount less than or equal to $9 million, $7 million, and $4 million on the three, six and nine month anniversaries, respectively, of the execution of the restated credit agreement. Such $10 million tranche will terminate entirely on the first anniversary of the restated credit agreement. Subject to certain exceptions, any equity raised by the Company through a fully marketed offering must be used to repay this $10 million tranche. As of March 1, 2010, we have reduced our borrowings under the “B” Tranche to $9 million. The restated credit agreement has a commitment fee which ranges between 0.50% and 0.75%, based upon the unused portion of the borrowing base. Borrowings under the revolving facility will, at the Company’s election bear interest at either (i) an alternate base rate (“ABR”) equal to the higher of (A) Bank of Montreal’s base rate, (B) the Federal Funds Effective Rate, plus 0.5% per annum and the (C) the LIBO Rate for a one month interest period on such day, plus 1.0% or (ii) the adjusted LIBO rate, which is the rate stated on Reuters BBA Libor Rates C2BORO1 market for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus, in each of the cases described in (i) or (ii) above, an applicable margin ranging from 3.50% to 6.50% for ABR loans and from 4.50% to 7.50% for adjusted LIBO Rate loans until the earlier of the repayment of the $10 million tranche or the first anniversary and thereafter an applicable margin ranging from 1.50% to 2.50% for ABR loans and from 2.50% to 3.50% for adjusted LIBO Rate loans. In the event a default occurs and is continuing under the restated credit agreement, the lenders may increase the interest rate then in effect by an additional 2% per annum plus the rate then applicable to ABR loans. Subject to certain permitted liens, the Company’s obligations under the restated credit agreement are secured by a grant of a first priority lien on no less than 80% of the value of the proved oil and gas properties of the Company and its subsidiaries, including 90% of the total value of the oil and gas properties of the Company and its subsidiaries that are categorized as “Proved Reserves” that are both “Developed” and “Producing” as such terms are defined in the Definitions for Oil and Gas Reserves as promulgated by the Society of Petroleum Engineers. The Company used the initial advance under the revolving facility to finance the Triad acquisition.
On February 23, 2010, a total of 761,652 shares of common stock with a carrying value of $1,310,357, which were previously issued as deposit on the Triad acquisition, were returned to the Company and are now held as treasury shares.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On October 13, 2009, Magnum Hunter Resources Corporation (the “Company”) notified its independent accountant, Malone & Bailey PC, of its dismissal as principal auditors of the Company after completion of its SAS 100 review for the third quarter ended September 30, 2009.
Effective October 13, 2009, the Company has engaged Hein & Associates LLP to audit the Company’s consolidated financial statements for the year ending December 31, 2009. The change was the result of a proposal and competitive bidding process involving several accounting firms. The decision to dismiss Malone & Bailey PC and to retain Hein & Associates LLP was recommended by the Audit Committee of the Company’s Board of Directors and approved by the Board of Directors.
The audit reports of Malone & Bailey PC on the consolidated financial statements of the Company as of and for the years ended December 31, 2008, and 2007, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.
During the Company’s fiscal periods ended December 31, 2008 and 2007, and the subsequent interim periods through October 13, 2009, there were no disagreements between the Company and Malone & Bailey LP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure (within the meaning of Item 304(a)(1)(iv) of Regulation S-K) and there were no reportable events (as defined by Item 304(a)(1)(v) of Regulation S-K).
During the Company’s two most recent years ended December 31, 2008, and the subsequent interim periods through October 13, 2009, neither the Company nor anyone on its behalf consulted with Hein & Associates LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.
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

Evaluation of Disclosure Controls and Procedures. Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2009.
Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to Magnum Hunter’s executive officers is set forth in Part I of this report.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2009.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2009. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which sets forth certain information with respect to our equity compensation plans.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2009.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2009.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	1.	Consolidated Financial Statements: See Index to Financial Statements on page F-1.

	2.	No schedules are required.

	3.	Exhibits:
The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of the annual report.

Exhibit
Number		Description

3.1	(1)	Certificate of Incorporation of the Registrant, as amended
3.1.1	(6)	Certificate of Amendment to Certificate of Incorporation of the Registrant dated May 10, 2007
3.1.2	(12)	Certificate of Ownership and Merger of Magnum Hunter Resources Corporation into Petro Resources Corporation, effective July 14, 2009.
3.2	(1)	Amended and Restated Bylaws of the Registrant dated April 14, 2006
3.2.1	(2)	Amendment to Bylaws of the Registrant
3.2.2	(7)	Amendment to Bylaws of the Registrant dated October 12, 2006
4.1	(3)	Certificate of Designations of Preferences and Rights of Series A Preferred Stock
4.2	(21)	Certificate of Designation for Series B Redeemable Convertible Preferred Stock
4.3	(19)	Certificate of Designation of Rights and Preferences of Series C Preferred Stock
10.1	(1)	Form of Registration Rights Agreement dated August 1, 2005
10.2	(1)	Form of Warrant sold as part of August 2005 private placement
10.3	(1)	Lease Purchase Agreement dated January 10, 2006 between Petro Resource Corporation and The Meridian Resource & Exploration, LLC
10.4	(1)	2006 Stock Incentive Plan*
10.5	(1)	Form of Registration Rights Agreement dated February 17, 2006
10.6	(1)	Form of Warrant sold as part of February 2006 private placement
10.7	(2)	Subscription Agreement for Hall-Houston Exploration II, L.P.
10.8	(2)	Amended and Restated Agreement of Limited Partnership dated as of April 21, 2006 for Hall-Houston Exploration II, L.P.
10.9	(4)	Purchase and Sale Agreement dated December 11, 2006 with Eagle Operating, Inc.
10.10	(4)	Credit Agreement dated February 16, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.11	(4)	Security Agreement dated February 16, 2007 Between PRC Williston, LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.12	(4)	Guaranty and Pledge Agreement dated February 16, 2007 between Petro Resource Corporation and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.13	(4)	Lease dated September 30, 2006 with Gateway Ridgecrest Inc.
10.14	(3)	Securities Purchase Agreement dated April 3, 2007
10.15	(3)	Registration Rights Agreement dated April 3, 2007
10.16	(5)	Letter Agreement dated May 25, 2007 between Petro Resource Corporation and Harry Lee Stout*
10.17	(6)	Letter Agreement dated August 14, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.18	(7)	Letter Agreement dated September 19, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.19	(8)	First Amendment dated May 13, 2008 to Credit Agreement dated February 16, 2007 between PRC Williston LLC and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent
10.20	(9)	Credit Agreement dated as of September 9, 2008, among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto
10.21	(20)	First Amendment to Credit Agreement dated March 19, 2009 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto
10.22	(9)	Second Lien Term Loan Agreement dated as of September 9, 2008, on March 19, 2009 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto
10.23	(20)	First Amendment to Second Lien Term Loan Agreement dated March 19, 2009 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto
10.24	(9)	Guaranty and Collateral Agreement dated as of September 9, 2008 among Petro Resources Corporation, PRC Williston LLC, and CIT Capital USA Inc., as administrative agent

Exhibit
Number		Description

10.25	(9)	Second Lien Guaranty and Collateral Agreement dated as of September 9, 2008 among Petro Resources Corporation, PRC Williston LLC, and CIT Capital USA Inc., as administrative agent
10.26	(10)	Partnership Interest Purchase Agreement dated September 26, 2008, as amended on September 29, 2008, between Petro Resources Corporation and PRC HHEP II, LP
10.27	(11)	Employment Agreement dated May 22, 2009 between Gary C. Evans and Petro Resources Corporation*
10.28	(11)	Stock Option Agreement dated May 22, 2009 between Gary C. Evans and Petro Resources Corporation*
10.29	(11)	Restricted Stock Agreement dated May 22, 2009 between Gary C. Evans and Petro Resources Corporation*
10.30	(11)	Employment Agreement dated May 22, 2009 between Ronald D. Ormand and Petro Resources Corporation*
10.31	(11)	Stock Option Agreement dated May 22, 2009 between Ronald D. Ormand and Petro Resources Corporation *
10.32	(11)	Restricted Stock Agreement dated May 22, 2009 between Ronald D. Ormand and Petro Resources Corporation *
10.33	(13)	Agreement and Plan of Merger, dated September 9, 2009, by and among Magnum Hunter Resources Corporation, Sharon Hunter, Inc., Sharon Resources, Inc. and Sharon Energy Ltd.
10.34	(13)	Purchase and Sale Agreement, dated September 14, 2009, between Centurion Exploration Company, LLC and Magnum Hunter Resources Corporation.
10.35	(14)	Asset Purchase Agreement dated as of October 28, 2009 among Magnum Hunter Resources Corporation and Triad Energy Corporation.
10.36	(15)	Form of Warrant sold as part of November 2009 offering.
10.37	(15)	Form of Securities Purchase and Registration Rights Agreement as part of November 2009 offering.
10.38	(16)	Form of Warrant sold as part of November 2009 offering with Canaccord Adams, Inc. as the Placement Agent.
10.39	(16)	Placement Agency Agreement, dated as of November 10, 2009, by and between Magnum Hunter Resources Corporation and Canaccord Adams Inc. for the sale of up to an aggregate of 3,903,720 Units.
10.40	(16)	Placement Agency Agreement, dated as of November 11, 2009, by and between Magnum Hunter Resources Corporation and Canaccord Adams Inc. for the sale of up to an aggregate of 2,500,000 Units.
10.41	(17)
Credit Agreement, dated as of November 23, 2009, as amended on November 30, 2009, by and among the Company, Bank of Montreal, as administrative agent, BMO Capital Markets, as Lead Arranger and Bookrunner, and the lenders party thereto.

10.42	(18)	Underwriting Agreement, dated December 9, 2009, between Magnum Hunter Resources Corporation and Wunderlich Securities, Inc.
10.44	(26)	Employment Agreement dated May 27, 2008 between Petro Resources Corporation and Wayne P. Hall.*
10.45	(26)	Employment Agreement dated May 27, 2008 between Petro Resources Corporation and Donald L. Kirkendall.*
10.46	(26)	Employment Agreement dated May 27, 2008 between Petro Resources Corporation and James W. Denny. *
10.47	(26)	First Amendment to Credit Agreement dated March 19, 2009 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto
10.48	(26)	First Amendment to Second Lien Term Loan Agreement dated March 19, 2009 among Petro Resources Corporation, CIT Capital USA Inc., as administrative agent, and the lenders party thereto
10.49	(22)	Second Amendment to Credit Agreement, dated as of January 25, 2010, by and among the Company, Bank of Montreal, as administrative agent, and the guarantors and lenders party thereto
10.50	(23)
Amended and Restated Credit Agreement, dated as of February 12, 2010, by and among the Company, Bank of Montreal, as Administrative Agent, Capital One, N.A. as Syndication Agent, BMO Capital Markets and Capital One, N.A., as Co-Arrangers and Joint Bookrunner, and the lenders party thereto

Exhibit
Number		Description

10.53	(24)	At The Market Issuance Sales Agreement with Wm. Smith & Co. for Series C Preferred Stock
10.54	(25)	At Market Issuance Sales Agreement with Wm. Smith & Co. for Common Stock
21.1		List of Subsidiaries
23.1		Consent of Hein & Associates LLP
23.2		Consent of Malone & Bailey, PC
23.3		Consent of Cawley Gillespie & Associates, Inc
23.4		Consent of DeGolyer & MacNaughton
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The referenced exhibit is a management contract, compensatory plan or arrangement.

(1)	Incorporated by reference from Petro Resource Corporation’s Registration Statement on Form SB-2 filed on March 21, 2006.

(2)	Incorporated by reference from Petro Resource Corporation’s Amendment No. 1 to Registration Statement on Form SB-2 filed on June 9, 2006.

(3)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on April 4, 2007.

(4)	Incorporated by reference from Magnum Hunter Resources Corporation’s annual report on Form 10-KSB for the year ended December 31, 2006, filed on April 2, 2007.

(5)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on June 1, 2007.

(6)	Incorporated by reference from Magnum Hunter Resources Corporation’s quarterly report on Form 10-QSB filed on August 14, 2007.

(7)	Incorporated by reference from Magnum Hunter Resources Corporation’s Amendment No. 1 to Registration Statement on Form SB-2 filed on September 21, 2007.

(8)	Incorporated by reference from the Magnum Hunter Resources Corporation’s quarterly report on Form 10-Q filed on May 15, 2008.

(9)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Forms 8-K filed on September 11, 2008 and March 30, 2009.

(10)	Incorporated by reference from Magnum Hunter Resources Corporation’s quarterly report on Form 10-Q filed on November 13, 2008.

(11)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on May 28, 2009.

(12)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on July 14, 2009.

(13)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on September 15, 2009.

(14)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on October 29, 2009.

(15)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on November 6, 2009.

(16)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on November 13, 2009.

(17)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Forms 8-K filed on November 27, 2009 and November 30, 2009.

(18)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on December 11, 2009.

(19)	Incorporated by reference from Magnum Hunter Resources Corporation’s Registration Statement Form 8-A filed on December 10, 2009.

(20)	Incorporated by reference from Magnum Hunter Resources Corporation’s quarterly report on Form 10-Q filed on May 11, 2009.

(21)	Incorporated by reference from Magnum Hunter Resources Corporation’s Registration Statement Form 8-A filed on February 16, 2010.

(22)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on January 28, 2010.

(23)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on February 19, 2010.

(24)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on January 6, 2010.

(25)	Incorporated by reference from Magnum Hunter Resources Corporation’s Form S-3/A filed on October 14, 2010.
(26)	Incorporated by reference from Magnum Hunter Resources Corporation’s annual report on Form 10-K filed on March 31, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RESOURCES CORPORATION
Date: March 31, 2010	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman of the Board and Chief Executive Officer (Authorized Signatory)
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary C. Evans Gary C. Evans	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2010

/s/ Ronald D. Ormand Ronald D. Ormand	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2010

/s/ David S. Krueger David S. Krueger	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2010

/s/ Wayne P. Hall Wayne P. Hall	Vice Chairman of the Board, Director	March 31, 2010

/s/ J. Raleigh Bailes, Sr. J. Raleigh Bailes, Sr.	Director	March 31, 2010

/s/ Brad Bynum Brad Bynum	Director	March 31, 2010

/s/ Gary L. Hall Gary L. Hall	Director	March 31, 2010

/s/ Joe L. McClaugherty Joe L. McClaugherty	Director	March 31, 2010

/s/ Steven A. Pfeifer Steven A. Pfeifer	Director	March 31, 2010

/s/ Jeff Swanson Jeff Swanson	Director	March 31, 2010