Form 10-K/A
period 2009-12-31
MAGNUM HUNTER RESOURCES CORP
filed 2010-04-30
CIK 1335190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐                       Accelerated filer ☐
Non-accelerated filer ☐       Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $21,172,701.

As of March 29, 2010, 60,140,537 shares of the registrant’s common stock were issued and outstanding.

TABLE OF CONTENTS

PART III

10.	Directors, Executive Officers and Corporate Governance	1
11.	Executive Compensation	7
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
13.	Certain Relationships and Related Transactions, and Director Independence	16
14.	Principal Accountant Fees and Services	17

PART IV

15.	Exhibits and Financial Statement Schedules	18

Signatures		21

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Magnum Hunter Resources Corporation’s (“Magnum Hunter” or the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on March 31, 2010 (the “Original Filing”).  Magnum Hunter is filing this Amendment to include the information required by Part III contained in the Original Filing as Magnum Hunter will not file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2009.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, Magnum Hunter is including with this Amendment certain currently dated certifications.  Accordingly, Item 13 of Part III has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing.  This Amendment continues to speak as of the date of the Original Filing, and Magnum Hunter has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing.

PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

Listed below are the biographies of the directors of the Company. The biographies include information regarding each individual’s service as a director of the Company, business experience, director positions at public companies held currently or at any time during the last five years, and the experiences, qualifications, attributes or skills that caused the Company’s Board of Directors (the “Board”) to determine that the person should serve as a director for the Company.  The terms of all directors expire at the time of the next annual meeting of stockholders of the Company.

Gary C. Evans, age 53, director since 2009. Mr. Evans was appointed as Chairman of the Board and Chief Executive Officer of the Company on May 23, 2009. Mr. Evans previously founded and served as the Chairman and Chief Executive Officer of Magnum Hunter Resources, Inc.  (MHRI) a NYSE listed company, for twenty years before selling MHRI to Cimarex Energy for approximately $2.2 billion in June 2005.  In 2005, Mr. Evans formed Wind Energy, LLC, a renewable energy company which was subsequently acquired in December 2006 by GreenHunter Energy, Inc., a NYSE Amex listed renewable energy company focusing on biodiesel, wind and biomass power.  Mr. Evans has served as Chairman and Chief Executive Officer of GreenHunter Energy, Inc. since December 2006. Mr. Evans serves as an Individual Trustee of TEL Offshore Trust, a NASDAQ listed oil and gas trust, and is the Lead Director of Novavax Inc., a NASDAQ listed clinical-stage vaccine biotechnology company.  Mr. Evans was recognized by Ernst and Young as the Southwest Area 2004 Entrepreneur of the Year for the Energy Sector and was subsequently inducted into the World Hall of Fame for Ernst & Young Entrepreneurs.

Ronald D. Ormand, age 51, director since 2009. Mr. Ormand was appointed as Chief Financial Officer and Executive Vice President on May 22, 2009 and appointed as a Director on May 23, 2009. Mr. Ormand was a member of the board of directors of Tremisis Energy Acquisition Corporation II, a NYSE Amex listed special purpose acquisition corporation, and served as President and Chief Financial Officer of Tremisis from November 2007 to March 2009.  Mr. Ormand currently serves on the board of directors of GreenHunter Energy, Inc. Mr. Ormand has over twenty-five years of investment and commercial banking experience in the energy industry.  From April 2005 to October 2007, he served as a Managing Director with West LB, where he served as Head of the Oil and Gas Investment Banking Group for the Americas. From 1988 until December 2004, Mr. Ormand was with CIBC World Markets and Oppenheimer & Co., which CIBC acquired in 1997.  From 1997 to 2004, Mr. Ormand served as Managing Director and Head of CIBC World Markets’ U.S. Oil and Gas Investment Banking Group and a member of the firm’s Investment Banking Management Committee.  Prior to joining CIBC World Markets in 1988, Mr. Ormand worked in various investment banking positions. Mr. Ormand received a B.A. and an M.B.A. from the University of California at Los Angeles and attended Cambridge University in Cambridge, England where he studied Economics.

Wayne P. Hall, age 62, director since 2005. Mr. Hall served as our Chairman of the Board and our Chief Executive Officer from April 1, 2005 until May 23, 2009. Mr. Hall was appointed Vice Chairman of the Board on May 23, 2009.  Between January 2004 and April 2005, Mr. Hall managed his family investments in securities and oil and gas interests. From January 2002 until January 2004, Mr. Hall served as senior advisor to Energy Partners, Ltd., an oil and gas exploration and production company. Mr. Hall served as President and Director of Hall-Houston Oil Company, a privately-owned exploration and production concern he co-founded, from October 1983 until January 2002.  Mr. Wayne Hall is the brother of Mr. Gary Hall, who is also a director.

Brad Bynum, age 40, director since 2006. Mr. Bynum has served as a member of our Board since March 1, 2006. Mr. Bynum is currently Chief Financial Officer of Hall-Houston Exploration Partners, L.L.C., a privately-held oil and gas exploration and development company, a position he has held since February 2005. Between 1997 and February 2005, Mr. Bynum was employed at Merrill Lynch Pierce Fenner & Smith, most recently as a Director of Investment Banking in Merrill Lynch’s Global Energy and Power Investment Banking Group, in Houston, Texas.

J. Raleigh Bailes, Sr., age 60, director since 2006. Mr. Bailes has served as a member of our Board since March 1, 2006. Mr. Bailes has been a partner of Bailes, Bates & Associates, LLP, a tax and accounting firm, since March 2003. Between November 1999 and March 2003, Mr. Bailes owned and managed J. Raleigh Bailes, CPA, a tax and accounting firm. Mr. Bailes is admitted to practice before the U.S. Tax Court and is licensed by the State of Texas as a certified public accountant.

Steven A. Pfeifer, age 47, director since 2006. Mr. Pfeifer has served as a member of our Board since May 5, 2006. Since January 2005, Mr. Pfeifer has served as the Managing Member of P.O. & G. Resources - Texas, LLC, a privately held oil and gas exploration and production company. From September 1999 to September 2004, Mr. Pfeifer was employed as an oil and gas analyst by Merrill Lynch Pierce Fenner & Smith, most recently as First Vice President in charge of Merrill Lynch’s Global Energy Research team. From October 2004 to December 2004, Mr. Pfeifer managed his family investments.

Jeff Swanson, age 54, director since 2009. Mr. Swanson currently serves as the President and Chief Executive Officer of two privately held companies, GrailQuest Corp. and Durango Resources Corp. He has been actively engaged in the exploration and production sectors of the oil and gas industry for over 30 years. Mr. Swanson co-founded Stratamodel, Inc., the first commercially available 3-D geocellular technology which today is a standard workflow tool in the oil and gas industry. He is co-author of two patents including ReservoirGrail, an increasingly used reservoir volumetric material balancing simulator. Mr. Swanson received his B.B.A. from Southern Methodist University and is a member of the Society of Petroleum Engineers (SPE), Association of Petroleum Geologists (AAPG), Houston Geological Society (HGS), Independent Petroleum Association of America (IPAA) and the National Stripper Well Association (NSWA). He is an individual trustee of TEL Offshore Trust (NasdaqCM: TELOZ). Mr. Swanson is a published author on several papers and articles regarding various technologies and methodologies used for enhancing and increasing the value of mature oil and gas fields.

Gary L. Hall, age 60, director since 2006. Mr. Gary Hall has served as a member of our Board since March 1, 2006. Hr. Hall is currently President of Hall-Houston Exploration Partners, L.L.C., an oil and gas exploration and production company, a position he has held since December 2004. Between March 2004 and December 2004, Mr. Hall managed his family investments. Between January 2002 and March 2004, Mr. Hall was Vice Chairman of the board of directors of Energy Partners Ltd., an oil and gas exploration and production company. From 1983 to January 2002, Mr. Hall was the Chairman and Chief Executive Officer of Hall-Houston Oil Company, an oil and gas exploration and production company. Mr. Gary Hall is the brother of our Vice Chairman of the Board, Wayne Hall.

Joe L. McClaugherty, age 58, director since 2006. Mr. McClaugherty has served as a member of our Board since April 13, 2006. For the past fifteen years, Mr. McClaugherty has been a Senior Partner of McClaugherty & Silver, P.C., a full service firm engaged in the practice of civil law located in Santa Fe, New Mexico. Mr. McClaugherty is admitted to the state bars of New Mexico, Texas and Colorado.

Executive Officers

In addition to serving on the Board of Directors, Messrs. Gary C. Evans and Ronald D. Ormand, whose biographies are contained above, serve as Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively.

Jim Denny, age 62, has served as Executive Vice President of Operations since September 2009. Prior to acting as Executive Vice President of Operations, Mr. Denny served the Company as Executive Vice President and Chief Operating Officer from March 2008 through September 2009. Mr. Denny has served as an officer to Magnum Hunter for approximately two years. Mr. Denny brings more than 35 years of industry related experience to the company. Prior to joining Magnum Hunter Resources Corporation, Mr. Denny served as President and Chief Executive Officer of Gulf Energy Management Company, a wholly owned subsidiary of Harken Energy Corporation from January 2005 until October 2007. Mr. Denny served in various positions of responsibility during his tenure with Harken Energy Corporation from 1998 to 2005. In his capacity as President and Chief Executive Officer of Gulf Energy Management, Mr. Denny was responsible for all facets of Gulf Energy Management’s North American operations, including supervision of approximately 50 people. He is a registered Professional Engineer (Louisiana) and is a Certified Earth Scientist. He is also a member of various industry associations, including the American Petroleum Institute, National Society of Professional Engineers, Society of Petroleum Engineers, and the Society of Petroleum Evaluation Engineers. He is a graduate of the University of Louisiana-Lafayette with a B. S. in Petroleum Engineering.

H.C. “Kip” Ferguson, III, age 44, officer since 2009. Mr. Ferguson has served as Executive Vice President of Exploration since October of 2009. Mr. Ferguson was formally the President of Sharon Resources, Inc. from September 1999 until the company was acquired by Magnum Hunter in October of 2009. Sharon Resources, Inc. is now a wholly owned subsidiary of the Company. As President of Sharon Resources, Mr. Ferguson was responsible for the day to day activities of running the company, budget planning for all future operations as well as overseeing the team developing exploratory projects within numerous basins. He conducted extensive field studies and trend analysis with an emphasis on using the most up to date drilling and completion technology. Mr. Ferguson brings more that 20 years of exploration and development experience in several major U. S. basins to Magnum Hunter Resources Corporation. Mr. Ferguson served on the board of directors of Sharon Resources, Inc. and Sharon Energy Ltd. from September 1999 to October 2009.  Mr. Ferguson served on the board of directors for Diaz Resources, Inc. from 2005 to 2009. Mr. Ferguson is a third generation geologist with a degree in Geology from the University of Texas at Austin.

M. Bradley Davis, age 50, officer since 2009. Mr. Davis has served as Senior Vice President of Capital Markets since July 2009. Mr. Davis has 28 years of experience and direct involvement in all facets of the energy industry, including nine years as a Wall Street Senior Equity Research Analyst specializing in the small-to-mid capitalization independent exploration and production sector. He served from September 2002 until June 2005 as Senior Vice President of Capital Markets and Corporate Development and as Senior Vice President and Chief Financial Officer of Magnum Hunter Resources, Inc. In his capacity as Senior Vice President and Chief Financial Officer of Magnum Hunter Resources, Inc., Mr. Davis was responsible for overseeing the accounting, Sarbanes Oxley compliance, finance, treasury, capital markets and investor relations departments which represented approximately 62 employees under his leadership. From June 2005 through July 2009, Mr. Davis was self employed, managing his ranching interests, agricultural trading and other personal investments. Mr. Davis received a Bachelor of Arts degree with majors in Business Administration and Political Science from Baylor University.

David S. Krueger, age 60, officer since 2009. Mr. Krueger has served as Senior Vice President and Chief Accounting Officer since October 2009. Mr. Krueger has served as Vice President and Chief Financial Officer of GreenHunter Energy, Inc, an NYSE Amex-listed renewable energy company, since May 2006. From June 2005 to May 2006, Mr. Krueger was Vice President and Chief Financial Officer for Sulphur River Exploration, Inc. in Dallas, Texas. Sulphur River Exploration, Inc. is an independent oil and gas exploration, production, and operating company. Mr. Krueger served as Vice President and Chief Accounting Officer of Magnum Hunter Resources, Inc. from January 1997 to June 2005. Magnum Hunter Resources, Inc. was in the business of exploration and production of crude oil and natural gas. Mr. Krueger acted as Vice President-Finance of Cimarron Gas Holding Co., a gas processing and natural gas liquids marketing company in Tulsa, Oklahoma, from April 1992 until January 1997. Mr. Krueger served as Vice President/Controller of American Central Gas Companies, Inc., a gas gathering, processing and marketing company from May 1988 until April 1992. From 1974 to 1986, Mr. Krueger served in various managerial capacities for Southland Energy Corporation. Mr. Krueger, a certified public accountant, graduated from the University of Arkansas with a B.S. degree in Business Administration and earned his M.B.A. from the University of Tulsa.

Don Kirkendall, age 52, officer since 2005. Mr. Kirkendall has served as Senior Vice President of Administration and Product Marketing since September 2009. Prior to serving as Senior Vice President of Administration and Product Marketing, Mr. Kirkendall served the Company as President from March 2006 through September 2009 and as Executive Vice President from August 2005 through March 2006. Mr. Kirkendall has served as an officer of the Company for approximately five years, since August 2005. Mr. Kirkendall has also served on the Company’s Board of Directors from August 2005 through September 2009.  Prior to his employment with Magnum Hunter in August 2005, Mr. Kirkendall was self employed as a consultant focused on oil and gas upstream and midstream operations. Mr. Kirkendall brings more than 25 years of diversified energy experience to Magnum Hunter Resources Corporation. His background includes interstate pipeline business along with natural gas marketing and exploration experience. He co-founded and managed a successful natural gas marketing company along with an associated exploration company that specialized in drilling Texas Gulf Coast and South Texas oil and gas prospects. Mr. Kirkendall received his BBA from Southwest Texas State University.

           Brian Burgher, age 47, officer since 2009. Mr. Burgher has served as Vice President of Land since September 2009. Mr. Burgher was formerly Vice President of Land at Sharon Resources, Inc. from September 2004 until the company was acquired by Magnum Hunter in September 2009. Sharon Resources, Inc. is now a wholly owned subsidiary of Magnum Hunter. As Vice President of Land at Sharon Resources, Inc., Mr. Burgher was responsible for all land and legal activities related to oil and gas exploration and development in North America. Mr. Burgher brings more than 25 years of continuous experience in land related areas to Magnum Hunter Resources Corporation. Mr. Burgher is a fourth generation oil and gas landman. In addition to being an independent producer, Mr. Burgher has worked as field landman, field land broker, in-house landman, and land manager. Mr. Burgher attended both Baylor University and the University of Houston.

David Lipp, age 28, officer since 2009. Mr. Lipp has served as Vice President of Business Development and Legal since September 2009. Prior to serving as Vice President of Business Development and Legal, Mr. Lipp served as Director of Financial Analysis for the Company from October 2008 through September 2009 and as an intern from August 2007 through October 2008. He has been with Magnum Hunter Resources Corporation for approximately two and a half years and has been an officer since September 2009, working in the finance, treasury, accounting and legal departments. Mr. Lipp received a Bachelor’s degree in Finance and a Masters degree in Accounting from Tulane University. He also received his J.D. from the University of Houston Law Center and is admitted to practice law in the State of Texas.

Victor Ponce de León, age 41, officer since 2010. Mr. Ponce de León. has served as Vice President of Finance and Treasurer since February 2010.  Mr. Ponce de León has 15 years of experience in the energy sector as an equity research analyst and investment banker. From February 2007 until February 2010 Mr. Ponce de León has been self employed as a financial consultant involved in financial analysis and merger and acquisition consulting. From February 2006 until February 2007, Mr. Ponce de León was employed by Morgan Keegan and Company as a Vice President in their investment banking group. Prior to working at Morgan Keegan and Company, Mr. Ponce de León served as a Director in West LB AG’s investment banking group from February 2004 through February 2006. In his capacity as Vice President and Director for Morgan Keegan and Company and West LB AG, respectively, Mr. Ponce de León was responsible for overseeing teams of approximately four junior bankers and worked on over 20 transactions, including structured and corporate financing, mergers and acquisitions and fairness opinions for companies in the energy sector.  As an equity research analyst, Mr. Ponce de León covered the exploration and production sector for CIBC World Markets, Credit Lyonnais and Jefferies & Co.  Mr. Ponce de León received a B.B.A. in Finance from the University of St. Thomas and a Certificate in Accounting from the University of Houston.

Section 16(a) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the Securities and Exchange Commission on Forms 3, 4 or 5, as appropriate. Such persons are required by the regulations of the Securities and Exchange Commission to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2009, except as follows:

•	Our Chairman and Chief Executive Officer, Gary C. Evans, conducted the late filing of a Form 3 to report his grant of options.
•	Our Chief Financial Officer, Ronald D. Ormand, conducted the late filing of a Form 3 to report his grant of options.
•	Our directors, J. Raleigh Bailes, Sr., Brad Bynum, Gary L. Hall, Joe L. McClaugherty, Steven A. Pfeifer and Jeff Swanson, conducted the late filing of a Form 4 to report their grant of shares.
•	Our directors, Brad Bynum, Joe L. McClaugherty and Steven A. Pfeifer conducted the late filing of a Form 4 to report their grant of options.
•	Our director, Joe L. McClaugherty, conducted the late filings of three Form 4s to report his purchase of common shares.
•	Our director, Jeff Swanson, conducted the late filing of a Form 3 to report his grant of options.
•	Our officers, Brian G. Burgher, M. Bradley Davis, David S. Krueger, David Lipp and Victor Ponce de Leon, conducted the late filing of a Form 3 to report their grant of options.
•	Our officers, James W. Denny, III, H.C. Ferguson, III and Donald L. Kirkendall, conducted the late filing of a Form 4 to report their grant of options.

Code of Conduct and Ethics and Compliance Code

The Company has a code of conduct and ethics that applies to its officers, employees and directors, including the Company’s principal executive officer and principal financial and accounting officer. This code assists employees in resolving ethical issues that may arise in complying with its policies. The purpose of this code is to promote, among other things:

•	Ethical handling of actual or apparent conflicts of interest;
•	Full, fair, accurate and timely disclosure in filings with the Securities and Exchange Commission and other public disclosures;
•	Compliance with the law and other regulations;
•	Protection of the Company’s assets;
•	Insider trading policies; and
•	Prompt internal reporting of any violation of the code.

This code is available on our website at www.MagnumHunterResources.com. We will provide this code free of charge to stockholders who request it. We will post information regarding any amendments to, or waivers of, the provisions of this code at the website.

Audit Committee

The Audit Committee of our Board assists the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the stockholders and others; reviewing the systems of internal controls that management and the Board have established; appointing, retaining and overseeing the performance of independent accountants; and overseeing our accounting and financial reporting processes and the audits of our financial statements.  Our Audit Committee also consults with our management and our independent registered public accounting firm prior to the presentation of financial statements to stockholders and related press releases and, as appropriate, initiates inquiries into aspects of our financial affairs.  Our Audit Committee is responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.  In addition, our Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors, including approving services and fee arrangements. All related party transactions will be approved by our Audit Committee before we enter into them.  The current members of our Audit Committee are J. Raleigh Bailes, Sr., Brad Bynum and Joe L. McClaugherty.  Mr. Bailes serves as chairman of the Audit Committee.

Our Audit Committee includes at least one member who has been determined by our Board to meet the qualifications of an Audit Committee financial expert in accordance with SEC rules. Mr. Bailes is the independent director whom we have identified as the Audit Committee financial expert.  Mr. Bailes is a certified public accountant and has been engaged in a public accounting and tax practice for the last 37 years.  Each of the members of our Audit Committee is independent, as independence for Audit Committee members is defined in Section 803B of the NYSE Amex Company Guide.  In addition, Mr. Bynum and Mr. McClaugherty have an understanding of fundamental financial statements.

Since its formation in April 2006, the Audit Committee approves all audit fees, audit-related fees, tax fees and special engagement fees. The Audit Committee approved 100% of such fees for the year ended December 31, 2009.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation of Executives

The objective of Magnum Hunter’s executive compensation program is to enable us to recruit and retain highly qualified managerial talent by providing market-based levels of compensation. We also seek to motivate our executives to achieve individual and business performance objectives by varying their compensation in accordance with the success of our business. To achieve our objective, we believe that our executive compensation program must be competitive with that of our peer companies and other likely competitors for executive talent.

To help ensure market-based levels of compensation, we measure the major elements of compensation annually for a job against available data for similar positions in other companies. We believe annual measurement is generally appropriate, because the market itself is subject to variations over time as a result of changes within peer companies and the supply and demand for experienced executives. Once the market value for a position is determined, we compare the compensation levels of individual incumbents to these market values. The salary level and short term and long term incentive target percentages for each named executive officer are based on market data for the officer’s position. Compensation levels can vary compared to the market due to a variety of factors such as experience, tenure and individual performance.

In light of our focus on determining market value for each position, we do not employ analyses that compare compensation levels of our named executive officers with each other or with other employees within the Company.

We believe compensation programs can drive the behavior of employees covered by the programs, and accordingly we seek to design our executive compensation program to align compensation with current and desired corporate performance and stockholder interests. Actual compensation in a given year will vary based on Magnum Hunter’s performance, and to a lesser extent, on subjective appraisals of individual performance. In other words, while compensation targets will to a large extent reflect the market, actual compensation will reflect Magnum Hunter’s attainment of (or failure to attain) financial and operational performance objectives.

We maintain competitive benefit programs for our employees, including our named executive officers, with the objective of retaining their services. Our benefits reflect competitive practices at the time the benefit programs were implemented and, in some cases, reflect our desire to maintain similar benefits treatment for all employees in similar positions. To the extent possible, we structure these programs to deliver benefits in a manner that is tax efficient to both the recipient and Magnum Hunter.

Compensation Philosophy

As indicated above, we seek to provide compensation that is competitive; both in total level and in individual components, with the companies we believe are our peers and other likely competitors for executive talent. By competitive, we mean that total compensation and each element of compensation corresponds to a market-determined range. Competitive compensation is normally sufficient to attract executive talent to the Company. Competitive compensation also makes it less likely that executive talent will be lured away by higher compensation to perform a similar role with a similarly-sized competitor. We also believe that a substantial portion of compensation for executives should be “at risk,” meaning that the executives will receive a certain percentage of their total compensation only to the extent Magnum Hunter and the executive accomplish goals established by our Compensation and Nominating Committee. We expect senior level executives, including the named executive officers, to have a higher percentage of their total compensation at risk. By this means, we seek to align each of our named executive officers with the short and long term performance objectives of Magnum Hunter and with the interests of our stockholders.

Base Salary

Base salary is the foundation of total compensation. Base salary recognizes the job being performed and the value of that job in the competitive market. Base salary must be sufficient to attract and retain the talent necessary for our continued success and provides an element of compensation that is not at risk in order to avoid fluctuations in compensation that could distract the executives from the performance of their responsibilities.

Adjustments to base salary primarily reflect either changes or responses to changes in market data or increased experience and individual contribution of the employee.

Employment Agreements

Gary C. Evans

Pursuant to his Employment Agreement with the Company, Mr. Evans has agreed to serve as the executive Chairman of the Board of Directors of the Company for a three year term expiring on May 22, 2012.  Mr. Evans’ duties and authorities include those typically associated with the chief executive officer.  The Company has agreed that Mr. Evans may devote only a majority of his business time to the affairs of the Company until no later than December 31, 2009, following which date Mr. Evans will be obligated to devote substantially all of his business time to Company matters.

The Company has agreed to pay Mr. Evans a base salary $254,000 during the first year of the Employment Agreement and $274,000 and $294,000 during the second and third years of the agreement, respectively. Mr. Evans’ Employment Agreement provides that he is eligible for an annual bonus based on performance criteria set by the Compensation and Nominating Committee of the Company’s Board of Directors and to otherwise participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to other executive employees of Company.

Mr. Evans’ Employment Agreement allows him the right to serve on the Company’s Board of Directors during the term of his agreement and the right to nominate to the Company’s Board of Directors one additional independent member.  Mr. Evans’ Employment Agreement contains standard provisions concerning noncompetition, nondisclosure and indemnification.

Ronald D. Ormand

Pursuant to his Employment Agreement with the Company, Mr. Ormand has agreed to serve as the Chief Financial Officer and Executive Vice President of the Company for a three year term expiring on May 22, 2012.  Mr. Ormand has agreed to devote substantially all of his business time to Company matters.

The Company has agreed to pay Mr. Ormand a base salary of $180,000 during the first year of the agreement and $200,000 and $220,000 during the second and third years of the agreement, respectively. Mr. Ormand’s Employment Agreement provides that he is eligible for an annual bonus based on performance criteria set by the Compensation and Nominating Committee of the Company’s Board of Directors and to otherwise participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to other executive employees of Company.  Mr. Ormand’s Employment Agreement contains standard provisions concerning noncompetition, nondisclosure and indemnification.

James W. Denny, III

Pursuant to his Employment Agreement with the Company, Mr. Denny has agreed to serve the Company for a three year term expiring on March 1, 2011. Mr. Denny’s Employment Agreement provides that he is eligible for an annual bonus based on performance criteria set by the Compensation and Nominating Committee of the Company’s Board of Directors and to otherwise participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to other executive employees of Company.  Mr. Denny’s Employment Agreement contains standard provisions concerning noncompetition, nondisclosure and indemnification.

H. C. “Kip” Ferguson, III

Pursuant to his Employment Agreement with the Company, Mr. Ferguson has agreed to serve the Company for a three year term expiring on October 1, 2012. Mr. Ferguson’s Employment Agreement provides that he is eligible for an annual bonus based on performance criteria set by the Compensation and Nominating Committee of the Company’s Board of Directors and to otherwise participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to other executive employees of Company.  Mr. Ferguson’s Employment Agreement contains standard provisions concerning noncompetition, nondisclosure and indemnification.

Donald L. Kirkendall

Pursuant to his Employment Agreement with the Company, Mr. Kirkendall has agreed to serve the Company for a three year term expiring on June 1, 2010. Mr. Kirkendall’s Employment Agreement provides that he is eligible for an annual bonus based on performance criteria set by the Compensation and Nominating Committee of the Company’s Board of Directors and to otherwise participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to other executive employees of Company.  Mr. Kirkendall’s Employment Agreement contains standard provisions concerning noncompetition, nondisclosure and indemnification.

Short Term Incentives

Our short term incentive plan, or bonus plan, provides an annual cash and or stock award that is designed to link each employee’s annual compensation to the achievement of annual performance objectives for Magnum Hunter, as well as to recognize the employee’s performance during the year. The target for each employee is expressed as a percentage of base salary earned during the year and classified as a bonus. Approximately 50% of this award is based upon short term goals and the remaining portion of the bonus is based upon the discretion of the Compensation and Nominating Committee. The Committee retains the ability to exercise discretion in determining all distributions under our short term incentive plan.

The Committee establishes and approves the specific performance objectives based on possible objectives at the beginning of each new fiscal year.  Performance objectives are based on company financial and operational factors determined to be critical to achieving our desired business plans. Performance objectives are designed to reflect goals and objectives to be accomplished over a specific period; therefore, incentive opportunities under the plan are not impacted by compensation amounts earned in prior years.

Performance objectives for each of the named executive officers were based on a matrix of performance objectives for the Company as a whole. Examples of performance objectives include (i) achieving specified levels of volume weighted average stock price, (ii) achieving specified levels of production, (iii) acquisition activities, and (iv) other operational performance objectives.

As of April 30, 2010, there have been no short term incentive awards issued for the year ended December 31, 2009. All short term incentive awards issued in 2009 were related to performance associated with the year ended December 31, 2008. We anticipate issuing performance awards for the year ended December 31, 2009.

Long Term Incentives

We provide a long term incentive plan in which each of our executive officers, including our named executive officers, and certain other management-level employees participate. Pursuant to our 2006 Stock Incentive Plan that was amended at our 2009 Annual Meeting, our long term incentive plan is designed to reward participants for sustained improvements in Magnum Hunter’s financial performance and increases in the value of our common stock over an extended period.

The Committee authorizes grants throughout the year depending upon the Company’s activities during that time period. Grants can be made from a variety of award types authorized under our long term incentive plan. We have granted awards that vest based on continued service as well as performance-based options and restricted stock grants.

Our stock and option awards vest based on continued service over three or four-year periods and performance based vesting hurdles. Our performance period can vary in lengths of time given the rate at which Magnum Hunter is growing.

Risks Related to Compensation Policies and Practices

As part of its oversight of the Company's executive and non-executive compensation programs, the Committee considers the impact of the Company's compensation programs, and the incentives created by the compensation awards that it administers, on the Company's risk profile. In addition, the Company reviews all of its compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to the Company. Based on this review, the Company has concluded that its compensation policies and procedures are not reasonably likely to have a material adverse effect on the Company. As a result of this analysis, the Compensation Committee identified the following risk mitigating factors:

•	Use of long-term incentive compensation;

•	Vesting periods for equity compensation awards that encourage executives and other key employees to focus on sustained stock price appreciation;

•	The Committee’s discretionary authority to adjust annual incentive awards, which helps mitigate any business risks associated with such awards;

•	The Company's internal control over financial reporting and other financial, operational and compliance policies and practices currently in place;

•	Base salaries consistent with executives’ responsibilities so that they are not motivated to take excessive risks to achieve a reasonable level of financial security; and

•	Design of long-term compensation to reward executives and other key employees for driving sustainable, profitable, growth for stockholders and clients.

As a result of the above assessment, the Committee determined that the Company’s policies and procedures largely achieve a proper balance between competitive compensation and prudent business risk.

The following table sets forth all compensation for the fiscal years ended 2009 and 2008 awarded to, earned by or paid to named executive officers of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)		Total Compensation ($)
Gary C. Evans, Chairman and CEO	2009	$153,865	(a)	$-		$857,182	(e)	$581,670	(e)	$1,592,717
	2008	$-		$-		$-		$-		$-

Ronald D. Ormand,	2009	$109,038	(b)	$-		$392,363	(f)	$264,395	(f)	$765,796
Executive Vice President and CFO	2008	$-		$-		$-		$-		$-

James W. Denny III,	2009	$180,000		$36,000	(d)	$-		$326,193	(g)	$542,193
Chief Operating Officer	2008	$150,000		$-		$221,000		$112,381		$483,381

H.C. "Kip" Ferguson,	2009	$45,000	(c)	$-		$-		$176,743	(h)	$221,743
Executive Vice President Exploration	2008	$-		$-		$-		$-		$-

Donald L. Kirkendall,	2009	$150,000		$30,000	(d)	$-		$-		$180,000
Senior Vice President Administration and Product Marketing	2008	$150,000		$79,167		$215,000		$293,364		$737,531
_______________________
(1) Represents the aggregate grant date fair value, in accordance with Accounting Standards Codification 718 (“ASC 718”), “Stock Compensation” (formerly FASB Statement No. 123(R)) (except no assumptions for forfeitures were included), with respect to (a) shares of restricted stock (under the Stock Awards column), and (b) stock options (under the Option Awards column). See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010, for information regarding the assumptions made in determining these values.

(a) Mr. Evans did not become employed by Magnum Hunter Resources Corporation until May 22, 2009. Mr. Evans' annual salary for 2009 was $254,000.

(b) Mr. Ormand did not become employed by Magnum Hunter Resources Corporation until May 22, 2009. Mr. Ormand's annual salary for 2009 was $180,000.

(c) Mr. Ferguson did not become employed by Magnum Hunter Resources Corporation until September 30, 2009. Mr. Ferguson's annual salary for 2009 was $180,000.

(d) Cash bonuses were awarded to Messrs. Denny and Kirkendall in July 2009 with consideration based on individual performances for the fiscal year ending December 31, 2008.

(e) In May 2009, we entered into a stock option agreement with Mr. Evans, granting him options to purchase up to 2,750,000 shares of our common stock at an exercise price of $0.37 per share over a three year period ending on May 22, 2012. The options vest pursuant to certain performance conditions set forth in Mr. Evans' Stock Option Agreement. We also entered into a Restricted Stock Agreement with Mr. Evans in May 2009, granting him 2,750,000 shares of our restricted  common stock that become vested over a three-year period pursuant to certain conditions set forth in Mr. Evans' Restricted Stock Agreement. In 2009, pursuant to certain conditions set out in Mr. Evans' Stock Option Agreement and Restricted Stock Agreement, Mr. Evans vested in 2,062,500 options to purchase 2,062,500 shares of our common stock and vested in 1,312,500 shares of our restricted common stock.

(f) In May 2009, we entered into a stock option agreement with Mr. Ormand, granting him options to purchase up to 1,250,000 shares of our common stock at an exercise price of $0.37 per share over a three-year period ending on May 22, 2012. The options vest pursuant to certain performance conditions set forth in Mr. Ormand's Stock Option Agreement. We also entered into a Restricted Stock Agreement with Mr. Ormand in May 2009, granting him 1,250,000 shares of our restricted  common stock that become vested over a three year period pursuant to certain conditions set forth in Mr. Ormand's Restricted Stock Agreement. In 2009, pursuant to certain conditions set out in Mr. Ormand's Stock Option Agreement and Restricted Stock Agreement, Mr. Ormand vested in 937,500 options to purchase 937,500 shares of our common stock and vested in 562,500 shares of our restricted common stock.

(g) In March 2009, (i) we awarded Mr. Denny 30,000 shares of our common stock pursuant to his Restricted Stock Agreement dated March 1, 2008 and (ii) Mr. Denny vested in 25,000 options, at an exercise price of $1.69 per share pursuant to his Non-Statutory Stock Option Agreement dated March 1, 2008. In September 2009, we granted Mr. Denny 50,000 stock options, at an exercise price of $1.17 per share, of which 12,500 options vested on the date of grant, and the remaining 37,500 options vest in 12,500 increments on September 30, 2010, 2011, and 2012. In October 2009, we granted Mr. Denny 250,000 stock options based on performance objectives, at an exercise price of $1.69 per share, of which 0 vested in 2009.

(h) In September 2009, we awarded Mr. Ferguson 200,000 options, at an exercise price of $1.17 per share, of which 50,000 options vested on the date of grant and the remaining 150,000 options vest in 50,000 share increments on September 30, 2010, 2011, and 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth all outstanding equity awards to named executive officers of the Company on December 31, 2009.

	Option Awards				Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($) (1)

Gary C. Evans, Chairman and CEO (a)	2,062,500	687,500	$0.37	5/22/2014	1,437,500	$2,228,125

Ronald D. Ormand, Executive Vice President and CFO (b)	937,500	312,500	$0.37	5/22/2014	687,500	$1,065,625

James W. Denny III, Chief Operating Officer (c)	50,000	50,000	$1.69	3/1/2013
	12,500	37,500	$1.17	9/30/2014	60,000	$93,000
	50,000	200,000	$1.69	10/23/2019

H.C. "Kip" Ferguson, Executive Vice President Exploration (d)	50,000	150,000	$1.17	9/30/2014	-	$-

Donald L. Kirkendall, Senior Vice President Administration and Product Marketing (e)	100,000	100,000	$2.00	1/9/2013	50,000	$77,500
___________________
(1) The dollar amounts are based on the market value of the shares as of December 31, 2009 using the last sale price on that date of $1.55 per share as reported on the NYSE Amex.

(a) In May 2009, we entered into a stock option agreement with Mr. Evans, granting him options to purchase up to 2,750,000 shares of our common stock at an exercise price of $0.37 per share over a three year period ending on May 22, 2012. The options vest pursuant to certain performance conditions set forth in Mr. Evans' Stock Option Agreement. We also entered into a Restricted Stock Agreement with Mr. Evans in May 2009, granting him 2,750,000 shares of our restricted  common stock that become vested over a three year period pursuant to certain conditions set forth in Mr. Evans' Restricted Stock Agreement. In 2009, pursuant to certain conditions set out in Mr. Evans' Stock Option Agreement and Restricted Stock Agreement, Mr. Evans vested in 2,062,500 options to purchase 2,062,500 shares of our common stock and vested in 1,312,500 shares of our restricted common stock. Mr. Evans has 687,500 options that had not vested and 1,437,500 shares of our restricted common stock that had not vested as of December 31, 2009.

(b) In May 2009, we entered into a stock option agreement with Mr. Ormand, granting him options to purchase up to 1,250,000 shares of our common stock at an exercise price of $0.37 per share over a three year period ending on May 22, 2012. The options vest pursuant to certain performance conditions set forth in Mr. Ormand's Stock Option Agreement. We also entered into a Restricted Stock Agreement with Mr. Ormand in May 2009, granting him 1,250,000 shares of our restricted  common stock that become vested over a three year period pursuant to certain conditions set forth in Mr. Ormand's Restricted Stock Agreement. In 2009, pursuant to certain conditions set out in Mr. Ormand's Stock Option Agreement and Restricted Stock Agreement, Mr. Ormand vested in 937,500 options to purchase 937,500 shares of our common stock and vested in 562,500 shares of our restricted common stock. Mr. Ormand has 312,500 options that had not vested and 687,500 shares of our restricted common stock that had not vested as of December 31, 2009.

(c) In March 2008, we granted Mr. Denny 100,000 stock options, at an exercise price of $1.69 per share, of which 50,000 options had vested as of December 31, 2009. The remaining 50,000 options vest, subject to his continued employment, in 25,000 increments on March 1, 2010 and 2011. In September 2009, we granted Mr. Denny 50,000 stock options, at an exercise price of $1.17 per share, of which 12,500 options vested on the date of grant in 2009. The remaining 37,500 options vest, subject to his continued employment, in 12,500 increments on September 30, 2010, 2011, and 2012. In October 2009, we granted Mr. Denny 250,000 stock options based on performance objectives, at an exercise price of $1.69 per share, of which 50,000 vested in 2009. The remaining 200,000 options had not vested as of December 31, 2009. In March 2008, we awarded Mr. Denny 130,000 shares of our common stock, of which 70,000 were issued as of December 31, 2009. The remaining 60,000 shares vest and will be issued, subject to his continued employment, in 30,000 share increments on March 1, 2010 and 2011.

(d) In September 2009, we awarded Mr. Ferguson 200,000 options, at an exercise price of $1.17 per share, of which 50,000 options vested on the date of grant and the remaining 150,000 options vest in 50,000 share increments on September 30, 2010, 2011, and 2012.

(e) In November 2005, we issued to Mr. Kirkendall warrants to purchase 43,750 shares of common stock for services provided to us prior to his employment. Mr. Kirkendall subsequently transferred 13, 750 of those warrants to a third party. In January 2008, we granted Mr. Kirkendall 200,000 stock options, at an exercise price of $2.00 per share, of which 100,000 options had vested as of December 31, 2009. The remaining 100,000 options vest, subject to his continued employment, in 50,000 share increments on January 10, 2010 and 2011. In January 2008, we awarded Mr. Kirkendall 100,000 shares of common stock, of which 50,000 shares have been issued as of December 31, 2009. The remaining 50,000 shares vest and will be issued, subject to his continued employment, in 25,000 share increments on January 10, 2010 and 2011.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1) (2)	Stock Awards ($) (1) (3)	All Other Compensation ($)	Total ($)
J. Raleigh Bailes, Sr.	$14,000	$43,196		$-	$57,196
Brad Bynum	$14,000	$43,196	$15,000	$-	$72,196
Gary L. Hall	$9,000	$43,196		$-	$52,196
Joe L. McClaugherty	$6,000	$56,154	$15,000	$-	$77,154
Steven A. Pfeifer	$9,000	$56,154	$15,000	$-	$80,154
Jeff Swanson	$3,000	$88,285		$-	$91,285
__________________
(1) Represents the aggregate grant date fair value, in accordance with Accounting Standards Codification 718 (“ASC 718”), “Stock Compensation” (formerly FASB Statement No. 123(R)) (except no assumptions for forfeitures were included), with respect to (a) shares of restricted stock (under the Stock Awards column), and (b) stock options (under the Option Awards column). See Notes 2 and 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010, for information regarding the assumptions made in determining these values.

(2) In June 2009, Messrs. Bailes, Bynum and Gary L. Hall were granted 100,000 options to purchase common stock at an exercise price of $0.51 per share with a ten year expiration date; Messrs. McClaugherty and Pfeifer were granted 130,000 options to purchase common stock at an exercise price of $0.51 per share with a ten year expiration date; and in August 2009, Mr. Swanson was granted  100,000 options to purchase common stock at an exercise price of $1.03 per share with a ten year expiration date.

(3) From time to time, board members are issued common stock in lieu of cash for past participation in board and committee meetings.

Compensation of Directors

The Compensation and Nominating Committee oversees fee levels and other elements of compensation for Magnum Hunter’s non-employee directors. Directors receive fees payable in cash or common stock for attending meetings of the Board and each of its committees and are eligible to receive annual grants of our common stock and common stock options under the 2006 Stock Incentive Plan.

Meeting Fees

Fees for attending meetings of the Board and each of its committees are set at $1,000 per day payable in cash or common stock. Fees earned or paid in 2009 are set forth in the Director Compensation Table above.

Committee Interlocks and Insider Participation

Two of our directors, Gary C. Evans and Ronald D. Ormand also serve as executive officers of the Company, and Wayne P. Hall is an employee of the Company.  None of Mr. Evans, Mr. Ormand or Mr. Wayne Hall serve on the Company’s Compensation and Nominating Committee. No other member of our Board is employed by Magnum Hunter Resources Corporation or our subsidiaries. Other than Messrs. Evans and Ormand, who both serve on the board of directors of GreenHunter Energy Inc., none of our executive officers serve on the board of directors of another entity, whose executive officers serves on our Board.  Mr. Evans is the Chairman and Chief Executive Officer of both GreenHunter Energy, Inc. and the Company, and David S. Krueger is the principal accounting officer of the Company and the Chief Financial Officer of GreenHunter Energy, Inc.  No officer or employee of Magnum Hunter participated in deliberations of our Board concerning executive officer compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of Magnum Hunter’s common stock and preferred stock as of April 26, 2010 held by (i) each of Magnum Hunter’s directors and executive officers; (ii) all directors and executive officers as a group; and (iii) any person (or group) who is known to Magnum Hunter to be the beneficial owner of more than 5% of any class of its stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act, and, except as otherwise indicated, the respective holders have sole voting and investment powers over such shares.

Unless otherwise specified, the address of each of the persons set forth below is in care of Magnum Hunter Resources Corporation, 777 Post Oak Boulevard, Suite 910, Houston, Texas 77056.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (%) (2)
Common Stock	Gary C. Evans (a)	5,711,705	9%
Common Stock	Ronald D. Ormand (b)	2,557,800	4%
Common Stock	David S. Krueger (c)	37,500	*
Common Stock	H.C. "Kip" Ferguson, III (d)	64,450	*
Common Stock	Brian G. Burgher (e)	25,000	*
Common Stock	David Lipp (f)	41,575	*
Common Stock	M. Bradley Davis (g)	160,000	*
Common Stock	Wayne P. Hall (h)	2,371,450	4%
Common Stock	Donald L. Kirkendall (i)	440,000	*
Common Stock	James W. Denny, III (j)	217,500	*
Common Stock	J. Raleigh Bailes, Sr. (k)	333,683	*
Common Stock	Brad Bynum (k) (l)	499,813	*
Common Stock	Gary L. Hall (k) (m)	459,974	*
Common Stock	Joe L. McClaugherty (n)	570,538	1%
Common Stock	Steven A. Pfeifer (n)	361,944	*
Common Stock	Jeff Swanson (o)	132,993	*
Common Stock	J. Carlo Cannell (p)	3,701,070	6%
Common Stock	Eagle Operating, Inc. (q)	3,144,655	5%
Common Stock	Bonanza Capital, Ltd. (r)	2,000,000	3%
Common Stock	Sharon Energy Ltd. (s)	2,294,474	4%
Common Stock	Directors and executive officers as a group (16 persons named above)	13,956,685	23%

Series C Preferred Stock	Gary C. Evans	10,000	*
Series C Preferred Stock	Wayne P. Hall	12,000	*
Series C Preferred Stock	Directors and executive officers as a group (2 persons named above)	22,000	5%

Series B Preferred Stock	Allied Irish Banks, p.l.c. (t)	1,000,000	25%
Series B Preferred Stock	Capital One Bank, Capital One Bank, N.A. (u)	1,857,143	46%
Series B Preferred Stock	Citibank, N.A. (v)	1,142,857	29%
Series B Preferred Stock	Directors and executive officers as a group	0	*

As of March 31, 2010, none of the Series C holders have filed a schedule 13D or 13G. To the knowledge of the Company, there are no single holders of 5% or more of the Series C Stock.
* Less than one percent.
(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2) A total of 60,140,537 shares of Magnum Hunter Resources Corporation's Common Stock, 477,867 shares of Magnum Hunter Resources Corporation's Series C Preferred Stock and 4,000,000 shares of Magnum Hunter Resources Corporation's Series B Preferred Stock are considered to be outstanding as of April 29, 2010 pursuant to SEC Rule 12d-3(d)(1).

(a) Includes 2,750,000 shares of restricted common stock, all of which have vested as of April 26, 2010; options to purchase 2,750,000 shares of common stock, all of which have vested as of April 26, 2010; and 211,705 shares underlying presently exercisable warrants, of which 125,000 shares are held in an account under the name of Mr. Evans' children and Mr. Evan's Special Inheritance Account.

(b) Includes 1,250,000 shares of restricted common stock, all of which have vested as of April 26, 2010; options to purchase 1,250,000 shares of common stock, all of which have vested as of April 26, 2010; 57,800 shares held in a private investment company controlled by Mr. Ormand.

(c) Includes 37,500 shares underlying presently exercisable options.
(d) Includes 50,000 shares underlying presently exercisable options.
(e) Includes 25,000 shares underlying presently exercisable options.
(f) Includes 15,000 shares underlying presently exercisable options.
(g) Includes 160,000 shares underlying presently exercisable options.
(h) Includes 1,244,975 shares of common stock and 100,000 shares underlying presently exercisable warrants held in accounts under the names of Mr. Hall's family members and private investment company.
(i) Includes 60,000 shares underlying presently exercisable warrants and 150,000 shares underlying presently exercisable options.
(j) Includes 137,500 shares underlying presently exercisable options.
(k) The share amounts for Messrs. Bailes, Bynum and Gary L. Hall include 300,000 shares for each underlying presently exercisable options.
(l) Includes 50,000 shares underlying presently exercisable warrants.
(m) Includes 100,000 shares of and 100,000 shares underlying presently exercisable warrants held in accounts under the names of Mr. Gary Hall's family members and private investment companies.
(n) The share amounts for Messrs. McClaugherty and Pfeifer include 130,000 shares for each underlying presently exercisable options.
(o) Includes 100,000 shares underlying presently exercisable options.
(p) J Carlo Cannell's address of principal business office is 1315 S. Hwy 89, Suite 203, Jackson, WY 83001. Information relating to this reporting stockholder is based on the stockholder’s Schedule 13G/A filed with the SEC on February 16, 2010.

(q) Pursuant to a Purchase and Sale Agreement by and between the Company and Eagle Operating, Inc. dated December 11, 2006, Eagle received restricted shares of Company stock. According to transfer agent records, Eagle Operating, Inc. continues to hold these shares. Eagle did not file a Schedule 13G/A reporting their ownership of these shares.  Eagle's address of prinicpal business office is 1222 N Central Ave, Kenmare, ND 58746.

(r) Bonanza Capital Ltd.'s address of principal business office is 300 Crescent Court, Suite 250, Dallas, Texas 75201. Includes 2,000,000 shares underlying presently exercisable warrants. Information relating to this reporting stockholder is based on the stockholder’s Schedule 13G/A filed with the SEC on February 16, 2010.

(s) Sharon Energy Ltd.'s address of principal business office is 633 Sixth Avenue S.W., Suite 1800 Calgary, Alberta T2P 2Y5.   Information relating to this reporting stockholder is based on the stockholder’s Schedule 13G filed with the SEC on September 15, 2009.

(t) Address of principal business office is 405 Park Avenue, 4th Floor, New York, NY 10022
(u) Address of principal business office is 201 St. Charles Ave., 26th Floor, New Orleans, LA 70170
(v) Address of principal business office is 750 Washington Boulevard, Stamford, CT 06901

Equity Compensation Plan Information

See Item 5 in the Original Filing.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During 2009, we rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses totaled $161 thousand and $0 for the year ended December 31, 2009 and 2008, respectively.

During 2009, we obtained accounting services from GreenHunter Energy, Inc., an entity for which Mr. Evans is an officer and major shareholder. Professional services expenses totaled $30 thousand and $0 for the year ended December 31, 2009 and 2008, respectively. In addition, Magnum Hunter signed employment agreements with three GreenHunter employees to assist in the rapid growth of the Company.

Review, Approval or Ratification of Transactions with Related Persons

Our Board has established an audit committee and the Audit Committee charter sets forth in writing, among other things, (i) that our Audit Committee will be comprised exclusively of members of our Board who satisfy the independence requirements of Section 803(A)(2) of the NYSE Amex and (ii) that the Audit Committee is responsible for approving all related party transactions, as defined by the rules of the NYSE Amex, to which our company is a party. The Company currently does not have a written, stand-alone policy for evaluating related party transactions. The Board’s review procedures include evaluating the following:

•	the nature of the relationships among the parties;

•	the materiality of the transaction to the company;

•	the related person’s interest in the transaction; and

•	the benefit of the transaction to the related person and to the company.

                Additionally, in cases of transactions in which a director or executive officer may have an interest, the Board also will evaluate the effect of the transaction on such individual’s willingness or ability to properly perform his or her duties at the Company.

Director Independence

The Board determined that Messrs. J. Raleigh Bailes, Sr., Brad Bynum, Joe L. McClaugherty, Steven A. Pfeifer and Jeff Swanson are independent, as defined in Section 803A(2) of the NYSE Amex Company Guide. Under the listing standards, a majority of our directors must be independent, and the Audit Committee and Compensation and the Nominating Committee are each required to be composed solely of independent directors. The standards for audit committee membership include additional requirements under rules of the Securities and Exchange Commission. The Board has determined that all of the members of the Audit Committee and the Compensation and Nominating Committee meet the applicable independence requirements.

Item 14. Principal Accountant Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for the Company for the fiscal years ended December 31, 2009 and 2008 are set forth below.  In the fourth quarter of 2009, the Company changed its independent auditor from Malone & Bailey, P.C. to Hein & Associates LLP.

	2009	2008
Audit Fees (1)	$283,698	$170,550
Tax Fees (2)	$-	$7,500
All Other Fees (3)	$9,950	$-
	$293,648	$178,050

(1) In 2009, Magnum Hunter Resources changed audit firms from Malone & Bailey, PC to Hein & Associates LLP. Audit related fees include the three quarterly reviews conducted by Malone & Bailey, PC for our Form 10-Q's and the annual review conducted by Hein & Associates LLP for our Form 10-K.

(2) Tax Fees were for the preparation of our Form 1120 tax return.

(3) Other fees include costs associated with the issuance of comfort letters and consent letters throughout 2009.

Audit Fees.  The Audit Fees for the years ended December 31, 2009 and 2008, totaled $283,698 and $170,550, respectively, were for professional services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2009 and 2008, and for the review of our consolidated financial statements included in our quarterly reports on Form 10-Q for fiscal 2009 and 2008.

Audit Related Fees.  For the fiscal year ended December 31, 2009, audit related fees totaled $100,198, consisting of fees billed for assurance and related services that are traditionally performed by the independent auditor, including the issuance of comfort letters. The foregoing Audit Related Fees were incurred in connection with several offerings of common stock and preferred stock made by the Company. There were no Audit Related Fees for the fiscal year ended December 31, 2008.

Tax Fees.  There were no Tax Fees for the fiscal year ended December 31, 2009. For the fiscal year ended December 31, 2008, there were Tax Fees in the amount of $7,500, which were incurred in connection with the preparation of our Form 1120 tax return.

All Other Fees.  For the fiscal year ended December 31, 2009, All Other Fees totaled $9,950.  These fees were mainly associated with work associated the review of the Triad Acquisition.  There were no fees includable as “All Other Fees” for the fiscal year ended December 31, 2008.

Audit Committee Pre-Approval Policy and Procedures.  The Audit Committee generally makes recommendations to the Board regarding the selection of the independent registered accounting firm, reviews the independence of such accountants, approves the scope of the annual audit, approves the rendering of any material non-audit services by the independent accountants, approves the fee payable to the independent accountants and reviews the audit results. The Audit Committee approves all fees paid to our principal accountants.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements, Financial Statement Schedules and Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of the Form 10-K/A.

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

10.53	(24)	At The Market Issuance Sales Agreement with Wm. Smith & Co. for Series C Preferred Stock
10.54	(25)	At Market Issuance Sales Agreement with Wm. Smith & Co. for Common Stock
21.1	(27)	List of Subsidiaries
23.1	(27)	Consent of Hein & Associates LLP
23.2	(27)	Consent of Malone & Bailey, PC
23.3	(27)	Consent of Cawley Gillespie & Associates, Inc
23.4	(27)	Consent of DeGolyer & MacNaughton
31.1	(28)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(28)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(28)	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement.

(1)	Incorporated by reference from Petro Resource Corporation’s Registration Statement on Form SB-2 filed on March 21, 2006.

(2)	Incorporated by reference from Petro Resource Corporation’s Amendment No. 1 to Registration Statement on Form SB-2 filed on June 9, 2006.

(3)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on April 4, 2007.

(4)	Incorporated by reference from Magnum Hunter Resources Corporation’s annual report on Form 10-KSB for the year ended December 31, 2006, filed on April 2, 2007.

(5)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on June 1, 2007.

(6)	Incorporated by reference from Magnum Hunter Resources Corporation’s quarterly report on Form 10-QSB filed on August 14, 2007.

(7)	Incorporated by reference from Magnum Hunter Resources Corporation’s Amendment No. 1 to Registration Statement on Form SB-2 filed on September 21, 2007.

(8)	Incorporated by reference from the Magnum Hunter Resources Corporation’s quarterly report on Form 10-Q filed on May 15, 2008.

(9)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Forms 8-K filed on September 11, 2008 and March 30, 2009.

(10)	Incorporated by reference from Magnum Hunter Resources Corporation’s quarterly report on Form 10-Q filed on November 13, 2008.

(11)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on May 28, 2009.

(12)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on July 14, 2009.

(13)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on September 15, 2009.

(14)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on October 29, 2009.

(15)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on November 6, 2009.

(16)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on November 13, 2009.

(17)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Forms 8-K filed on November 27, 2009 and November 30, 2009.

(18)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on December 11, 2009.

(19)	Incorporated by reference from Magnum Hunter Resources Corporation’s Registration Statement Form 8-A filed on December 10, 2009.

(20)	Incorporated by reference from Magnum Hunter Resources Corporation’s quarterly report on Form 10-Q filed on May 11, 2009.

(21)	Incorporated by reference from Magnum Hunter Resources Corporation’s Registration Statement Form 8-A filed on February 16, 2010.

(22)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on January 28, 2010.

(23)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on February 19, 2010.

(24)	Incorporated by reference from Magnum Hunter Resources Corporation’s current report on Form 8-K filed on January 6, 2010.

(25)	Incorporated by reference from Magnum Hunter Resources Corporation’s Form S-3/A filed on October 14, 2010.

(26)	Incorporated by reference from Magnum Hunter Resources Corporation’s annual report on Form 10-K filed on March 31, 2009.

(27)	Incorporated by reference from Magnum Hunter Resources Corporation’s annual report on Form 10-K filed on March 31, 2010.

(28)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES CORPORATION
Date: April 30, 2010	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman of the Board and Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary C. Evans Gary C. Evans	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 30, 2010

/s/ Ronald D. Ormand Ronald D. Ormand	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 30, 2010

/s/ David S. Krueger David S. Krueger	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 30, 2010

/s/ Wayne P. Hall Wayne P. Hall	Vice Chairman of the Board, Director	April 30, 2010

/s/ J. Raleigh Bailes, Sr. J. Raleigh Bailes, Sr.	Director	April 30, 2010

/s/ Brad Bynum Brad Bynum	Director	April 30, 2010

/s/ Gary L. Hall Gary L. Hall	Director	April 30, 2010

/s/ Joe L. McClaugherty Joe L. McClaugherty	Director	April 30, 2010

/s/ Steven A. Pfeifer Steven A. Pfeifer	Director	April 30, 2010

/s/ Jeff Swanson Jeff Swanson	Director	April 30, 2010