Form 10-Q
period 2010-03-31
MAGNUM HUNTER RESOURCES CORP
filed 2010-05-17
CIK 1335190

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 17, 2010 there were 61,282,189 shares of the registrant’s common stock ($.01 par value) outstanding.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2010

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,478,011	$2,281,568
Accounts receivable	5,614,585	3,236,043
Prepaids and other current assets	1,220,734	94,113
Derivative assets	295,985	1,261,534
Total current assets	8,609,315	6,873,258

PROPERTY AND EQUIPMENT (Net of Accumulated Depletion and Depreciation):
Oil and natural gas properties, successful efforts accounting
Unproved	39,783,043	11,887,483
Proved properties	94,070,283	43,995,567
Equipment and other fixed assets	10,211,362	1,655,582
Total property and equipment, net	144,064,688	57,538,632

OTHERS ASSETS:
Derivative and other assets	820,705	1,159,405
Deferred financing costs, net of amortization of $256,187 and $35,831 respectively	3,406,455	1,012,756
Total assets	$156,901,163	$66,584,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,633,655	$4,852,221
Accrued liabilities	2,563,074	885,622
Revenue payable	2,490,878	342,585
Dividend payable	15,387	25,654
Current portion of notes payable	721,980	44,157
Derivative liability	-	69,136
Total current liabilities	11,424,974	6,219,375

Payable on sale of partnership	640,695	640,695
Notes payable, less current portion	66,617,437	13,000,000
Asset retirement obligation	4,355,164	2,032,306
Total liabilities	83,038,270	21,892,376

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
Series B Redeemable Convertible Preferred Stock, cumulative dividend rate of 2.75% per annum, $.01 par value, $3.75 stated value, 4,000,000 issued & outstanding	14,982,000	-
Series C Cumulative Perpetual Preferred Stock, cumulative dividend rate 10.25% per annum, 362,762 and 214,950 issued & outstanding as of March 31, 2010 and December 31, 2009, respectively, with liquidation preference of $25.00 per share	9,069,050	5,373,750

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized, 58,798,763 and 50,591,610 shares issued and outstanding as of March 31, 2010 and December 31, 2009 respectively	587,988	505,916
Additional paid in capital	86,329,436	71,936,306
Accumulated deficit	(37,184,752)	(33,135,693)
Treasury Stock, previously deposit on Triad, at cost, 761,652 shares	(1,310,357)	(1,310,357)
Total Magnum Hunter Resources Corporation shareholders' equity	48,422,315	37,996,172
Non-controlling interest	1,389,528	1,321,753
Total shareholders’ equity	49,811,843	39,317,925
Total liabilities and shareholders' equity	$156,901,163	$66,584,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
REVENUE:
Oil and gas sales	$7,294,992	$1,817,036
Field operations and other	527,989	100,000
Total revenue	7,822,981	1,917,036

EXPENSES:
Lease operating expenses	2,349,699	1,018,611
Severance taxes and marketing	533,549	225,951
Exploration	451,128	94,475
Field operations	270,644	-
Depreciation, depletion and accretion	1,539,847	1,307,527
General and administrative	6,768,038	746,613
Total expenses	11,912,905	3,393,177

LOSS FROM OPERATIONS	(4,089,924)	(1,476,141)

OTHER INCOME AND (EXPENSE):
Interest income	1,894	601
Interest expense	(762,686)	(570,677)
Gain on derivative contracts	1,131,878	556,315

Net loss	(3,718,838)	(1,489,902)

Less: Net (income) loss attributable to non-controlling interest	(67,775)	118,619

Net loss attributable to Magnum Hunter Resources Corporation	(3,786,613)	(1,371,283)

Dividend on Preferred Stock	(262,446)	-

Net loss attributable to common shareholders	$(4,049,059)	$(1,371,283)

Loss per common share
Basic and diluted	$(0.07)	$(0.04)

Weighted average number of common shares outstanding
Basic and diluted	55,748,540	36,778,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Number of Shares of Common	Deposit on Triad	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total Equity
BALANCE, January 1, 2010	50,591,610	$(1,310,357)	$505,916	$71,936,306	$(33,135,693)	$–	$1,321,753	$39,317,925
Restricted stock issued to employees and directors	2,329,050	–	23,291	152,810	–	–	–	176,101
Stock compensation	–	–	–	1,178,233	–		–	1,178,233
Stock Options surrendered by holder for cash payment	–	–	–	(115,500)	–	–	–	(115,500)
Issued shares of common stock for payment of services	55,932	–	559	164,441	–	–	–	165,000
Costs of issuance of shares of Series C Preferred Stock	–	–	–	(110,644)	–	–	–	(110,644)
Issued for cash shares of Common Stock	5,822,171	–	58,222	13,123,790	–	–	–	13,182,012
Dividends on Series B Convertible Preferred	–	–	–	–	(53,854)	–	–	(53,854)
Dividends on Series C Convertible Preferred	–	–	–	–	(208,592)	–	–	(208,592)
761,652 shares as deposit on Triad Acquisition returned as treasury shares	–	1,310,357	–	–	–	(1,310,357)	–	–
Net loss	–	–	–	–	(3,786,613)	–	67,775	(3,718,838)
BALANCE, March 31, 2010	58,798,763	$–	$587,988	$86,329,436	$(37,184,752)	$(1,310,357)	$1,389,528	$49,811,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss attributable to Magnum Hunter Resources Corporation	$(3,786,613)	$(1,371,283)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-controlling interest	67,775	(118,619)
Depletion, depreciation, and accretion	1,539,847	1,307,527
Amortization of deferred financing costs included in interest expense	220,356	102,902
Exploratory cost	-	30,339
Noncash stock compensation	1,354,334	192,775
Unrealized loss on derivative contracts	1,856,119	498,417
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	588,804	(153,140)
Inventory	28,560	-
Prepaid expenses	(248,004)	61,885
Accounts payable	(275,319)	11,680
Revenue payable	220,355	-
Accrued expenses	1,312,196	(9,846)
Net cash provided by operating activities	2,878,410	552,637

Cash flows from investing activities
Capital expenditures	(9,460,111)	(4,499,467)
Advances	698,466	-
Cash paid in acquisition of Triad, net of cash acquired of $3,710,610	(59,500,299)	-
Deposits	(67,867)	-
Net cash used in investing activities	(68,329,811)	(4,499,467)

Cash flows from financing activities
Issue common stock and warrants	13,182,012	-
Issue redeemable preferred shares, net of costs	3,584,656	-
Options surrendered for cash	(115,500)	-
Preferred stock dividend paid	(272,713)	-
Proceeds from revolving credit borrowings	58,000,000	-
Principal payment on revolving credit	(7,000,000)	-
Principal payment on loan	(116,556)	(19,527)
Payment of deferred financing costs	(2,614,055)	-
Net cash provided by (used in) financing activities	64,647,844	(19,527)

Net decrease in cash and cash equivalents	(803,557)	(3,966,357)
Cash and cash equivalents, beginning of period	2,281,568	6,120,402

Cash and cash equivalents, end of period	$1,478,011	$2,154,045

Supplemental disclosure of cash flow information
Cash paid for interest	$190,659	$467,775

Non-cash transactions
Preferred stock issued for acquisition of Triad	$14,982,000	$-
Debt assumed in the acquisition of Triad	$3,411,816	$-
Property and equipment included in accounts payable	$-	$606,339
Common stock issued for payment of services	$165,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Magnum Hunter Resources Corporation (the “Company” or “Magnum Hunter”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements as reported in the 2009 annual report on Form 10-K have been omitted.

Income or Loss per Share

Basic income or loss per common share is net income or loss available to common shareholders divided by the weighted average of common shares outstanding during the period.  Diluted income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares outstanding for the potential dilution from in-the-money stock options and warrants, and convertible debentures and preferred stock.

We have issued potentially dilutive instruments in the form of  restricted common stock granted and not yet issued, common stock warrants, common stock options and Series B Redeemable Convertible Preferred Stock.  The total number of potentially dilutive securities at March 31, 2010 was 21,435,688.  There were 8,188,962 potentially dilutive securities outstanding at March 31, 2009.  We did not include the potentially dilutive securities in our calculation of diluted loss per share during either period because to include them would be anti-dilutive due to our net loss during those periods.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Magnum Hunter and our wholly-owned subsidiaries, Sharon Resources, Inc. (“Sharon”), Triad Hunter LLC, Alpha Hunter Drilling LLC, HunterDisposal LLC, and Eureka Hunter Pipeline LLC.  We also have consolidated our 87.5% controlling interest in PRC Williston, LLC (“PRC”) with noncontrolling interests recorded for the outside interest in PRC. All significant intercompany balances and transactions have been eliminated.

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

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASC 2010-06, Improving Disclosures about Fair Value Measurements (ASC 820-10). These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures, excluding the Level 3 activity disclosures, did not have a material impact on our notes to the condensed consolidated financial statements. See Note 4 – Fair Value Measurements for additional information. We are still evaluating the impact of the Level 3 disclosure requirements on our notes to the consolidated condensed financial statements.

In February 2010, the FASB issued ASC 2010-09, Amendments to Certain Recognition and Disclosure Requirements, related to subsequent events under ASC 855, Subsequent Events. This guidance states that if an entity is an SEC filer, it is required to evaluate subsequent events through the date that the financial statements are issued. In addition, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. We adopted this guidance as of February 2010 and have included the required disclosures in our condensed consolidated financial statements. See Note 13 – Subsequent Events for additional information.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

We used the following fair value measurements for certain of our assets and liabilities at March 31, 2010 and December 31, 2009:

Level 2 Classification:

Derivative Instruments

At March 31, 2010 and December 31, 2009, the Company had commodity derivative financial instruments in place that are accounted for under the ASC standards on derivative instruments. The Company does not apply hedge accounting as allowed by ASC standards.   Therefore, the changes in fair value subsequent to the initial measurement are recorded in income. The estimated fair value amounts of the Company’s derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s derivative instruments are valued using public indexes, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.

As of March 31, 2010 and December 31, 2009, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present recurring financial assets and liabilities which are carried at fair value as of March 31, 2010 and December 31, 2009:

Fair value measurements on a recurring basis
March 31, 2010
	Level 1	Level 2	Level 3
Commodity derivatives	$-	$428,431	$-

Total Assets at fair value	$-	$428,431	$-

Commodity derivatives	$-	$-	$-

Total liabilities at fair value value	$-	$-	$-

NOTE 5 – ACQUISITIONS

On February 12, 2010, the Company completed the acquisition of privately-held Triad Energy Corporation and certain of its affiliated entities (collectively, “Triad”), an Appalachian Basin focused energy company, through a bankruptcy proceeding (the “Triad Acquisition”). The Triad Acquisition was completed to expand the assets and operations of Magnum Hunter.  We acquired substantially all of the assets of Triad, which primarily consisted of oil and gas property interests in approximately 2,000 operated wells and include over 87,000 net mineral acres located in the states of Kentucky, Ohio, and West Virginia, a natural gas pipeline (Eureka Hunter Pipeline), two salt water disposal facilities, three drilling rigs, workover rigs, and other oilfield equipment. These assets are now held by the Company’s wholly-owned subsidiaries, Triad Hunter, LLC, Alpha Hunter Drilling, LLC, Hunter Disposal, LLC, and Eureka Hunter Pipeline, LLC.

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The acquisition of Triad is accounted for using the acquisition method as set out in ASC 805, Business Combinations, which requires the net assets acquired to be recorded at their fair values.  The following table summarizes the purchase price and the fair values of the net assets acquired as of March 31, 2010:

Fair value of total purchase price:
Cash consideration	$8,000,000
Payment of Triad senior and other debt	55,210,910
Assumption of equipment indebtedness	3,411,816
Issuance of $15,000,000 stated value Series B Preferred Stock	14,982,000
Total	$81,604,726

Amounts recognized for assets acquired and liabilities assumed:
Working capital	$4,623,325
Proved oil and gas properties	49,708,193
Unproved oil and gas properties	20,276,000
Gas gathering systems	1,120,000
Field servicing equipment	8,138,000
Asset retirement obligation	(2,260,792)
Total	$81,604,726

Working capital acquired was as follows:
Cash	$3,710,610
Accounts receivable	2,967,346
Prepaid expenses	222,521
Inventory	684,656
Other current assets	553,139
Accounts payable	(1,221,753)
Accrued liabilities	(365,256)
Revenue payable	(1,927,938)
Total working capital acquired	$4,623,325

Because Triad and certain of its affiliated entities had been operating under Chapter 11 of the Federal Bankruptcy Code since December 2008, the acquisition agreement did not include customary indemnification provisions, but did contain closing conditions and representations and warranties that are typical for a transaction of this nature.

In connection with the Triad Acquisition and pursuant to the Bankruptcy Order on February 12, 2010, we issued, in the aggregate, 4,000,000 shares of our Series B Preferred Stock with a stated value of $15,000,000, as described in Note 10.

The following summary, prepared on a pro forma basis, presents the results of operations for the three month periods ended March 31, 2010 and 2009, as if the acquisition of Triad, along with transactions necessary to finance the acquisition, had occurred as of the beginning of the respective periods.  The pro forma information includes the effects of adjustments for interest expense, depreciation and depletion expense, dividend expense, and preferred and common shares outstanding.  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

	Three Months Ended March 31,
	2010	2009
Total operating revenue	$9,960,427	$7,181,224
Total operating costs and expenses	$13,996,954	8,152,806
Operating loss	$(4,036,527)	$(971,582)
Interest expense and other	$(560,310)	$(440,990)
Net loss attributable to Magnum Hunter Resources Corporation	$(4,596,837)	$(1,412,572)
Dividends on preferred stock	$(459,753)	$(278,295)
Net loss attributable to common shareholders	$(5,056,590)	$(1,690,867)
Loss per common share, basic and diluted	$(0.09)	$(0.04)

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – FINANCIAL INSTRUMENTS AND DERIVATIVES

We enter into certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. Our oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Our objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of our future crude oil and natural gas sales from the risk of significant declines in commodity prices. We have not designated any of our commodity derivatives as hedges under ASC 815.

As of March 31, 2010, the estimated fair values of our commodity derivatives were:

Commodity	Type	Volume/Month	Duration	Price	Value
Oil	Swap	670 Bbls	Apr 10 - Dec 10	$81.65	$(19,942)
Oil	Swap	2,500 Bbls	Apr 10 - Dec 10	83.10	(41,826)
Oil	Swap	435 Bbls	Jan 11 - Dec 11	85.25	(4,830)
Oil	Swap	2,250 Bbls	Jan 11 - Dec 11	85.00	(31,642)
Oil	Collar	5,000 Bbls	Apr 10 - Dec 11	70.00 - 82.25	(697,920)
Oil	Collar	4,178 Bbls	Jan 12 - Dec 12	80.00 - 100.00	96,329
Oil	Put	3,720 Bbls	Apr 10 - Dec 10	75.00	(55,704)
Oil	Put	4,800 Bbls	Jan 11 - Dec 11	80.00	(103,149)
Oil	Put	4,600 Bbls	Jan 12 - Dec 12	80.00	(68,225)
Natural Gas	Swap	27,350 Mmbtu	Apr 10 - Dec 10	5.74	310,235
Natural Gas	Swap	3,400 Mmbtu	Jan 11 - Dec 11	5.98	25,855
Natural Gas	Swap	3,000 Mmbtu	Jan 12 - Dec 12	6.15	12,617
Natural Gas	Collar	5,000 Mmbtu	Apr 10 - Dec 10	5.50 - 7.75	52,787
Natural Gas	Collar	15,000 Mmbtu	Apr 10 - Dec 10	5.75 - 7.10	182,347
Natural Gas	Collar	27,350 Mmbtu	Apr 10 - Dec 10	5.00 - 6.70	191,568
Natural Gas	Collar	12,500 Mmbtu	Jan 11 - Dec 11	5.00 - 8.20	63,416
Natural Gas	Collar	4,165 Mmbtu	Jan 11 - Dec 11	5.00 - 8.95	23,453
Natural Gas	Collar	47,600 Mmbtu	Jan 11 - Dec 11	5.50 - 7.10	326,198
Natural Gas	Collar	10,000 Mmbtu	Jan 12 - Dec 12	5.00 - 9.82	39,656
Natural Gas	Collar	47,300 Mmbtu	Jan 12 - Dec 12	5.00 - 8.40	127,208
Natural Gas	Purchased Put	5,000 Mmbtu	Apr 10 - Dec 10	5.00	37,455
Natural Gas	Sold Put	5,000 Mmbtu	Apr 10 - Dec 10	5.00	(37,455)
Natural Gas	Purchased Put	15,000 Mmbtu	Apr 10 - Dec 10	5.00	112,366
Natural Gas	Sold Put	15,000 Mmbtu	Apr 10 - Dec 10	5.00	(112,366)
					$428,431

During the three months ended March 31, 2010, we recognized a gain of $1,131,878 related to oil and natural gas derivative contracts, which included $2,987,997 of realized gain from contracts settled in cash, and $1,856,119 of unrealized losses related to unsettled contracts. Unrealized gains and losses are based on the changes in the fair value of derivative instruments covering positions beyond March 31, 2010.

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

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

The following table summarizes the Company’s asset retirement obligation transactions during the three month period ended March 31, 2010:

March 31, 2010
Asset retirement obligation at beginning of period	$2,032,306
Assumed in Triad acquisition	2,260,792
Liabilities incurred	14,077
Liabilities settled	-
Accretion expense	47,989
Revisions in estimated liabilities	-
Asset retirement obligation at end of period	$4,355,164

 NOTE 8 – NOTES PAYABLE

Notes payable at March 31, 2010 consisted of the following:

March 31, 2010
Various equipment notes payable with maturity dates from November 2009 to February 2015, interest rates of 0.00% - 9.24%	$3,339,417
Senior revolving credit facility due November 23, 2012, 5.5% at March 31, 2010	64,000,000
$67,339,417
Less: current portion	(721,980)
Total Long-Term Debt	$66,617,437

The following table presents the approximate annual maturities of debt:

2010	$575,375
2011	593,961
2012	64,589,353
2013	570,198
Thereafter	1,010,530
Total	$67,339,417

Note payable

In connection with the Triad acquisition, the Company assumed various notes payable for equipment with a balance of $3,339,417 at March 31, 2010.  The notes mature on various dates between November 2009 and February 2015 and carry interest rates from 0.00% to 9.24%.  Two of these notes were past due as of March 31, 2010 and are classified as a current liability in notes payable.

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Borrowing and Term Loan

On February 12, 2010 we entered into an Amended and Restated Credit Agreement with Bank of Montreal and Capital One, N.A. This Restated Credit Agreement amended and restated in its entirety the credit facility dated November 23, 2009. The Restated Credit Agreement provides for an asset-based, senior secured revolving credit facility (the “Revolving Facility”) maturing November 23, 2012, with an initial borrowing base of $70 million. The Revolving Facility is governed by a semi-annual borrowing base redetermination (on April 1 and November 1 of each year) derived from the Company’s proved crude oil and natural gas reserves, and based on such redetermination, the borrowing base may be decreased or increased up to a maximum commitment level of $150 million. The initial $70 million borrowing base consists of a $60 million “A” tranche and a $10 million “B” tranche. Borrowings under the $10 million tranche must be reduced to an amount less than or equal to $9 million, $7 million, and $4 million on the three, six and nine month anniversaries, respectively, of the execution of the restated credit agreement. Such $10 million tranche will terminate entirely on the first anniversary of the Restated Credit Agreement. Subject to certain exceptions, any equity raised by the Company through a fully marketed offering must be used to repay this $10 million tranche. As of March 3, 2010, we have reduced our borrowings under the “B” Tranche to $9 million. The Restated Credit Agreement has a commitment fee which ranges between 0.50% and 0.75%, based upon the unused portion of the borrowing base. Borrowings under the Revolving Facility will, at the Company’s election bear interest at either (i) an alternate base rate (“ABR”) equal to the higher of (A) Bank of Montreal’s base rate, (B) the Federal Funds Effective Rate, plus 0.5% per annum and the (C) the LIBO Rate for a one month interest period on such day, plus 1.0% or (ii) the adjusted LIBO rate, which is the rate stated on Reuters BBA Libor Rates C2BORO1 market for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus, in each of the cases described in (i) or (ii) above, an applicable margin ranging from 3.50% to 6.50% for ABR loans and from 4.50% to 7.50% for adjusted LIBO Rate loans until the earlier of the repayment of the $10 million tranche or the first anniversary and thereafter an applicable margin ranging from 1.50% to 2.50% for ABR loans and from 2.50% to 3.50% for adjusted LIBO Rate loans. In the event a default occurs and is continuing under the Restated Credit Agreement, the lenders may increase the interest rate then in effect by an additional 2% per annum plus the rate then applicable to ABR loans. Subject to certain permitted liens, the Company’s obligations under the Restated Credit Agreement are secured by a grant of a first priority lien on no less than 80% of the value of the proved oil and gas properties of the Company and its subsidiaries, including 90% of the total value of the oil and gas properties of the Company and its subsidiaries that are categorized as “Proved Reserves” that are both “Developed” and “Producing” as such terms are defined in the Definitions for Oil and Gas Reserves as promulgated by the Society of Petroleum Engineers. The Company used the initial advance under the revolving facility to finance the Triad acquisition.

At March 31, 2010, the Company had loans outstanding under this Restated Credit Agreement of $64 million consisting of $55 million outstanding under its A Tranche and $9 million under its B Tranche.

On May 13, 2010 the Company entered into an Amendment of the Restated Credit Facility increasing the borrowing base to $75 million along with other amendments to the facility which effectively eliminated Tranche “B” of the Revolving Credit Facility.  Please see Note 13 – Subsequent Events for additional information.

NOTE 9 – SHARE BASED COMPENSATION

Under the 2006 Stock Incentive Plan, our restricted common stock and common stock options may be granted to key employees and other persons who contribute to the success of Magnum Hunter.  Currently, 3,000,000 shares of our common stock are authorized to be issued under the plan, and 13,789,550 shares have been issed as of March 31, 2010.

On February 1, 2010, we granted 100,000 stock options to an employee of the Company.  The options have an exercise price of $2.15 per share of which 20,000 vest on December 31, 2010.  The remaining 80,000 shares of options become vested upon certain performance conditions being met provided the optionee remains in continuous employment of the Company through and on the applicable vesting date.  The stock options have a 10 year term expiring on February 11, 2020.  The options were valued using the Black-Scholes valuation model with the following inputs and assumptions:  $2.15 quoted stock price, $2.15 exercise price, 100.83% volatility, 5 year estimated life, zero dividend, and 2.38% discount rate.  The fair value of these options was $162,449 on the valuation date of February 1, 2010.

On February 2, 2010, we granted 30,869 shares of restricted common stock to our Directors. These common shares vested immediately. These shares were valued at $2.30 per share, based on the quoted market value on the date of grant, and $70,999 of expense was recognized as of March 31, 2010.

On February 11, 2010, we granted 1,145,000 stock options to various Officers within the Company.  The options have an exercise price of $2.25 per share of which 229,000 vest on February 11, 2011.  The remaining 916,000 vest upon certain performance conditions being met provided the employee remains in continuous employment with the Company through and on the applicable vesting date.  The stock options have a 10 year term expiring on February 11, 2020.  The options were valued using the Black-Scholes valuation model with the following inputs and assumptions: $2.25 quoted stock price, $2.25 exercise price, 101.19% volatility, 5 year estimated life, zero dividend, and 2.39% discount rate.  The fair value of these options was $1,950,834 on the valuation date of February 11, 2010.

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 11, 2010, we granted 50,000 stock options to an officer of the Company.  The options have an exercise price of $2.25 per share and vest upon certain performance conditions being met provided the employee remains in continuous employment with the Company through and on the applicable vesting date.  The stock options have a 10 year term expiring on February 11, 2020.  The options were valued using the Black-Scholes valuation model with the following inputs and assumptions: $2.25 quoted stock price, $2.25 exercise price, 101.19% volatility, 5 year estimated life, zero dividend, and 2.39% discount rate.  The fair value of these options was $85,189 on the valuation date of February 11, 2010.

On February 12, 2010, we granted 212,500 stock options to certain Triad Hunter management members.  The options have an exercise price of $2.30 per share of which 53,125 vested immediately.  The remaining 159,375 shares will vest in equal amounts on February 12, 2011, 2012 and 2013.  The stock options have a 5 year term expiring February 12, 2015.  The options were valued using the Black-Scholes valuation model with the following inputs and assumptions: $2.27 quoted stock price, $2.30 exercise price, 101.19% volatility, 3 year estimated life, zero dividend, and 1.38% discount rate.  The fair value of these options was $301,252 on the valuation date of February 12, 2010.

On March 1, 2010, we granted 196,000 stock options to the remaining Triad Hunter employees.  The options have an exercise price of $2.87 per share of which 49,000 shares vested immediately.  The remaining 147,000 shares will vest in equal amounts on March 1, 2011, 2012 and 2013.  The stock options have a 5 year term expiring March 1, 2015.  The options were valued using the Black-Scholes valuation model with the following inputs and assumptions: $2.87 quoted stock price, $2.87 exercise price, 101.51% volatility, 3 year estimated life, zero dividend, and 1.34% discount rate.  The fair value of these options was $353,403 on the valuation date of March 1, 2010.

On March 1, 2010, we granted 5,000 stock options to an employee of the Company.  The options have an exercise price of $2.87 per share of which 1,250 shares vested immediately.  The remaining 3,750 shares will vest in equal amounts on March 1, 2011, 2012 and 2013.  The stock options have a 5 year term expiring March 1, 2015.  The options were valued using the Black-Scholes valuation model with the following inputs and assumptions: $2.87 quoted stock price, $2.87 exercise price, 101.51% volatility, 3 year estimated life, zero dividend, and 1.34% discount rate.  The fair value of these options was $9,015 on the valuation date of March 1, 2010.

On March 2, 2010 an employee surrendered 50,000 vested options with a strike price of $0.57 for $115,500 in cash.

We recognized stock compensation expense of $1,354,334 for the quarter ended March 31, 2010.

A summary of stock option activity for the three months ended March 31, 2010 is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	7,117,000	$0.93
Granted	1,708,500	$2.32
Exercised	-	$-
Cancelled	(72,500)	$0.76
Outstanding at end of period	8,753,000	$1.20
Exercisable at end of period	6,277,625	$0.92

A summary of the Company’s non-vested options as of March 31, 2010 is presented below.

Non-vested Options	Shares
Non-vested at beginning of period	2,340,250
Granted	1,708,500
Vested	(1,550,875)
Cancelled	(72,500)
Non-vested at end of period	2,425,375

Total unrecognized compensation cost related to the non-vested options was $2,485,892 and $158,739 as of March 31, 2010 and 2009, respectively. The cost at March 31, 2010 is expected to be recognized over a weighted-average period of 1.41 years. The aggregate intrinsic value for options was $15,678,995; and the weighted average remaining contract life was 5.35 years.

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The assumptions used in the fair value method calculation for the quarter ended March 31, 2010 are disclosed in the following table:

Quarter Ended
March 31, 2010 (1)
Weighted average value per option granted during the period (2)	1.68
Assumptions (3) :
Stock price volatility	101 – 102%
Risk free rate of return	1.34 – 2.39%
Weighted average expected term	5.35 years

(1)	Our estimated future forfeiture rate is zero.
(2)	Calculated using the Black-Scholes fair value based method.
(3)	The Company does not pay dividends on our common stock.

A summary of the Company’s non-vested shares as of March 31, 2010 is presented below:

Non-vested Shares	Shares	Weighted Average Price Per Share
Non-vested at December 31, 2009	2,310,000	0.44
Granted	30,869	2.30
Vested	(2,235,869)	0.42
Forfeited	-	-
Non-vested at March 31, 2010	105,000	1.34

Total unrecognized compensation cost related to the above non-vested shares amounted to $117,294 and $195,620 as of March 31, 2010 and 2009 respectively. The cost at March 31, 2010 is expected to be recognized over a weighted-average period of 0.58 years.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

During the quarter ended March 31, 2010, the Company issued 2,329,050 shares of the Company’s common stock in connection with non-cash stock compensation which had fully vested.  This includes 93,181 shares which had previously vested as of December 31, 2009.

Additionally, the Company issued 5,822,171 shares of common stock during the three months ended March 31, 2010 in open market transactions at an average price of $2.34 per share pursuant to the “At The Market” sales agreement (“ATM”) we have with Wm Smith & Co for total net proceeds of approximately $13.2 million.  Sales of shares of our common stock, by Wm. Smith & Co. has been made in privately negotiated transactions or in any method permitted by law deemed to be an ATM offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at negotiated prices, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE Amex or sales made through a market maker other than on an exchange. Wm. Smith & Co. has made all sales using commercially reasonable efforts consistent with its normal sales and trading practices on mutually agreed upon terms between Wm. Smith & Co. and us.

On March 17, 2010, the Company issued 55,932 common shares with a fair market value of $165,000 for payment of services received in connection with the Triad Acquisition.

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Series B Redeemable Convertible Preferred Stock

In connection with the Triad Acquisition and pursuant to the Bankruptcy Order on February 12, 2010, we issued in the aggregate 4,000,000 shares of our Series B Preferred Stock, with an aggregate liquidation preference of $15,000,000 to the secured creditors of the bankrupt Triad entities as partial consideration for the Triad Acquisition. These holders of Series B Preferred were secured creditors of Triad in its Chapter 11 bankruptcy proceeding and the Series B Preferred was issued to them in partial satisfaction of their secured claims against Triad. The Series B Preferred Stock is senior to the Company’s common stock and to the Company’s 10.25% Series C Cumulative Perpetual Preferred Stock. Pursuant to the Certificate of Designation for the Preferred Stock (the “Certificate of Designation”), the Preferred Stock is entitled to dividends at a rate of 2.75% per annum payable quarterly (i) in shares of Series B Preferred Stock or (ii) subject to the receipt of any required consent under the Company’s senior credit facility, in cash. In addition, the Series B Preferred Stock has a liquidation preference equal to the greater of (i) $3.75 per share, plus accrued and unpaid dividends, or (ii) the amount payable per share of common stock which the holder of Series B Preferred Stock would have received if such Series B Preferred Stock had been converted to common shares immediately prior to the liquidation event, plus accrued and unpaid dividends. At any time prior to the twentieth anniversary of the original issuance of Series B Preferred Stock, the holders of shares of Series B Preferred Stock may convert any or all of their Series B Preferred Stock into shares of the Company’s common stock at a conversion ratio of one share of Series B Preferred Stock to one share of common stock, subject to certain adjustments. At any time following the second anniversary of the original issuance of Series B Preferred and prior to the twentieth anniversary of such original issuance, the holders of shares of Series B Preferred stock may tender their shares for redemption to the Company for a redemption price of $3.75 per Series B share, as adjusted. In addition, the Company may redeem the Series B Preferred Stock at a price of $3.75 per share, plus accrued and unpaid dividends, (a) at any time following February 12, 2012, or (b) if the average trading price of the Common Stock equals or exceeds $4.74 per common share, as adjusted, for five consecutive trading days.

Series C Cumulative Perpetual Preferred Stock

During the three months ended March 31, 2010 the Company sold 147,812 shares of our 10.25% Series C Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation preference $25.00 per share under the ATM agreement for net proceeds of $3.6 million. The Series C Preferred Stock cannot be converted into common stock of the Company but may be redeemed by the Company, at the Company’s option, on or after December 14, 2011 for $25.00 per share. In the event of a “Change of Control” of the Company, the Series C Preferred Stock will be redeemable by the holders at $26.00 per share during the first twelve months after December 14, 2009, $25.50 during the second twelve months after December 14, 2009, and $25.00 thereafter, except in certain circumstances when the acquirer is considered a qualifying public company. The Company will pay cumulative dividends on the Series C Preferred Stock at a fixed rate of 10.25% per annum of the $25.00 per share liquidation preference. For the quarter ended March 31, 2010 and the year ended December 31, 2009 we have accrued dividends payable of $15,387 and $25,654, respectively. Because redemption is potentially outside the control of the Company, the Series C Preferred Stock is recorded outside of permanent shareholders’ equity.

Treasury Stock

On February 23, 2010 a total of 761,652 shares of common stock with a carrying value of $1,310,357, which were previously issued as a deposit on the Triad acquisition, were returned to the Company and are now help as treasury shares.

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

March 31, 2010
Noncontrolling interest at beginning of period	1,321,753
Income to noncontrolling interest	67,775

Noncontrolling interest at end of period	1,389,528

MAGNUM HUNTER RESOURCES CORPORATION
(FORMERLY PETRO RESOURCES CORPORATION)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

We rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans, our Chairman and CEO. Airplane rental expenses totaled $124,000 and $0 for the three months ended March 31, 2010 and 2009, respectively. The airplane was used primarily in connections with the Company’s acquisition and expansion efforts.

We obtained accounting services in lieu of hiring a full-time accounting staff at the Company from GreenHunter Energy, Inc., an entity for which Mr. Evans is an officer and major shareholder. These fees totaled $30,000 and $0 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

There were no material changes to our commitments and contingencies for the three month period ended March 31, 2010.

NOTE 13 – SUBSEQUENT EVENTS

We sold an additional 2,483,426 shares of common stock for net proceeds of approximately $10.1 million at an average price of $4.17 per share, pursuant to the ATM sales agreement, subsequent to March 31, 2010 through the date of this report.

We sold an additional 141,490 shares of our Series C preferred stock, at a price of $25.00 per share, for net proceeds of approximately $3.4 million, pursuant to the ATM sales agreement , subsequent to March 31, 2010 through the date of this report.

On April 12, 2010, the Company granted 300,000 stock options to an employee.  The options have an exercise price of $3.57 per share, and of which 60,000 vest on January 1, 2011 and 60,000 vest on April 12, 2013.  The remaining 180,000 vest upon certain performance conditions being met provided the employee remains in continuous employment with the Company through and on the applicable vesting date.  The stock options have a five year term expiring on April 12, 2015.

On May 3, 2010, the Company granted 194,931 shares of performance stock to the Chairman and CEO of the Company.

On May 6, 2010, the Company granted 210,000 stock options to Board Members at the time.

Also on May 6, 2010, the Company granted 3,083,332 shares of stock settled Stock Appreciation Rights (SAR’s) to the Chairman and CEO of the Company.

On May 13, 2010, following the April 2010 Borrowing Base Redetermination, the Borrowing Base was set at an amount equal to $75.0 million.  As a result of the Borrowing Base Redetermination, Tranche A will be $75.0 million and Tranche B will be effectively eliminated. The commitments under Tranche B will automatically be reduced to zero and the Borrowing Base will cease to be classified with any non-conforming or Tranche B portion.

Once the commitments under Tranche B have been terminated in full, the Applicable Margin and Commitment Fee for purposes of determining the applicable interest rate will be determined based upon the percentage of the Borrowing Base then being utilized as follows:

	< 33%	> 33%, but < 66%	> 66%
ABR Loans	1.50%	2.00%	2.50%
Eurodollar Loans	2.50%	3.00%	3.50%
Commitment Fee	0.50%	0.50%	0.75%

“Borrowing Base Utilization” shall equal the ratio of total Loans and Letters of Credit outstanding to the conforming Borrowing Base.

In addition to increasing the Borrowing Base to $75.0 million, the Company’s Lenders approved the following amendments to the Credit Facility.

●	Modify the allowable hedging limitation to no more than 80% of projected PDP oil production and no more than 90% of projected PDP natural gas production.

●
Designate the Eureka Hunter Pipeline, LLC restricted subsidiary (“Eureka Hunter Pipeline”) as an unrestricted subsidiary and release any associated security interests.  Magnum Hunter will be allowed to support the Eureka Pipeline via a $1 million annual distribution basket and to the extent any excess funding is needed, Magnum Hunter will only be allowed to provide the excess distribution if those funds come directly from an equity issuance which amounts to $12.5 million subsequent to March 31, 2010 through the date of this report.

At May 13, 2010, the Company had loans outstanding under this credit agreement of $61 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations and our financial condition. This section should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010. Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report. A glossary containing the meaning of the oil and gas industry terms used in this Management’s discussion and analysis follows the “Results of operations” table in this Item 2.

Cautionary statements regarding forward-looking statements

Various statements in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future reserves, production, revenues, income and capital spending. When we use the words “will,” “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, other similar expressions or the statements that include those words, it usually is a forward-looking statement.

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors detailed below and discussed in our 2009 Annual Report on Form 10-K and subsequent filings. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	global economic and financial market conditions,
•	our business strategy,
•	estimated quantities of oil and gas reserves,
•	uncertainty of commodity prices in oil and gas,
•	disruption of credit and capital markets,
•	our financial position,
•	our cash flow and liquidity,
•	replacing our oil and gas reserves,
•	our inability to retain and attract key personnel,
•	uncertainty regarding our future operating results,
•	uncertainties in exploring for and producing oil and gas,
•	high costs, shortages, delivery delays or unavailability of drilling rigs, equipment, labor or other services,
•	disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas and other processing and transportation considerations,
•	our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations,
•	competition in the oil and gas industry,
•	marketing of oil, gas and natural gas liquids,
•	exploitation of our current asset base or property acquisitions,
•	the effects of government regulation and permitting and other legal requirements,
•	plans, objectives, expectations and intentions contained in this report that are not historical, and
•	other factors discussed in our 2009 Annual Report on Form 10-K and subsequent filings, including this Quarterly Report on Form 10-Q.

General and Business Overview

We are an independent oil and gas company engaged in the acquisition, development and production of oil and natural gas, primarily in West Virginia, North Dakota, Texas and Louisiana. The Company is presently active in three of the most attractive shale resource plays in the United States, including the Marcellus Shale, Eagle Ford Shale and Williston Basin / Bakken Shale. Our management has implemented a new business strategy consisting of operating the majority of its properties, exploiting our inventory of lower-risk drilling locations and the acquisition of long-lived proved reserves with significant exploitation and development opportunities. As a result of this new strategy, the Company has substantially increased its assets and production through three acquisitions and ongoing development efforts, the percentage of operated properties has increased significantly, its inventory of acreage and drilling locations in resource plays has increased and its management team has been expanded.

Recent Events

Triad Acquisition. On February 12, 2010, the Company closed the acquisition of privately-held Triad Energy Corporation and certain of its affiliates (collectively, “Triad”), an Appalachian Basin focused energy company. Triad had previously been operating under Chapter 11 of the United States Bankruptcy Code. Triad’s operations are located in the Ohio, West Virginia and Kentucky portions of the Appalachian Basin. In addition, the Triad acquisition included (i) conventional, mature oil fields currently under primary and secondary development with approximately 5.1 MMboe of proved reserves (65% oil); and over 2,000 producing wells (99% of which are operated); (ii) approximately 87,000 net acres including approximately 47,000 net acres in the prolific Marcellus Shale; (iii) 182 miles of right-of-way that will allow for the construction of a new pipeline system that will provide Magnum Hunter with significant take-away capacity for our Marcellus Shale gas and substantial revenue from transporting third-party gas; (iv) service equipment including three drilling rigs; and (v) two commercial salt water disposal facilities.  These assets are now held in our wholly-owned subsidiaries Triad Hunter, LLC, Alpha Hunter Drilling, LLC, Eureka Hunter Pipeline, LLC, Hunter Disposal, LLC and Hunter Real Estate, LLC.  Consideration for the assets acquired from Triad totaled $81.6 million, consisting of:

•	$55.2 million repayment of Triad senior debt via drawing under the new Restated Credit Facility discussed below;
•	$15.0 million of our Series B Redeemable Convertible Preferred Stock (issued to certain banks who were secured creditors of Triad in its Chapter 11 proceedings);
•	$8.0 million in cash ($4.3 million net); and
•	Assumption of approximately $3.4 million of equipment indebtedness.

For additional information, see Note 5 in the accompanying notes to our condensed consolidated financial statements.

Bank of Montreal Credit Facilities. On November 23, 2009, we entered into a $150.0 million Credit Agreement with Bank of Montreal. The Credit Agreement provided for an asset-based, three-year senior secured revolving credit facility, with an initial borrowing base availability of $25.0 million. On February 12, 2010 we amended and restated the Credit Agreement with Bank of Montreal and Capital One, NA, providing for a borrowing base of $70.0 million in two tranches (Tranche A of $60.0 million and Tranche B of $10.0 million, with borrowing under Tranche B subject to special repayment provisions and restrictions) to allow sufficient capital for the acquisition of Triad. On May 13, 2010, the Credit Agreement was further amended and restated and the borrowing base was increased to $75.0 million, in a single tranche facility, effectively eliminating the Tranche B. This will provide us with an additional $6.0 million in liquidity to assist in funding our recently expanded capital expenditure program in 2010 as well as reduce our overall interest expense.

Equity Financings. Throughout the second half of 2009 and through May 4, 2010, the Company raised substantial cash through equity transactions which was used to finance the Triad acquisition and a portion of our capital expenditure budget for 2010. Those transactions included:

•
$38.4 million of common equity financings including, (i) $11.1 million in two private placements on November 10 and 11, 2009 at  price of $1.73 per share;  (ii) $3.8 million in private placement offering which included senior management and members of the Board of Directors at an average price of $1.65 per share; and, (iii) approximately $23.5 million of common stock through At The Market (“ATM”) offerings at an average price of $2.82 per share.

•
$12.5 million in gross proceeds from the issuance of our 10.25% Series C Cumulative Perpetual Preferred Stock, at a price of $25.00 per share through (i) $5.4 million in underwritten public offering; and, (ii) $7.1 million through our ATM.

We plan to continue raising both preferred and common equity in the future depending on our capital expenditures program and market conditions. We also expect that a substantial portion of our $2.00 common stock warrants outstanding will be exercised and converted to our common stock in the near future.  We recently made an offer to our warrant holders that if they agreed to exercise within 30 days of the shares being registered, they would receive unrestricted shares.  This capital is expected to provide us with up to approximately $10.0 million in additional proceeds.

Capital Expenditure Budget for 2010. On April 27, 2010, our Board of Directors approved management’s plan to increase our capital expenditure budget to $55.0 million from the previously approved $25.0 million for the fiscal year 2010. The $30.0 million of additional capital spending will be financed out of increased liquidity under our Credit Agreement, available capital through exercise of warrants and options; issuance of common and Series C preferred stock under the Company’s ATM facility and increased cash flows as a result of the Triad acquisition. For additional information see the discussion in Liquidity and Capital Resources below.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASC 2010-06, Improving Disclosures about Fair Value Measurements (ASC 820-10). These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures, excluding the Level 3 activity disclosures, did not have a material impact on our notes to the condensed consolidated financial statements. See Note 4 – Fair Value of Financial Instruments for additional information. We are still evaluating the impact of the Level 3 disclosure requirements on our notes to the condensed consolidated financial statements.

In February 2010, the FASB issued ASC 2010-09, Amendments to Certain Recognition and Disclosure Requirements, related to subsequent events under ASC 855, Subsequent Events. This guidance states that if an entity is an SEC filer, it is required to evaluate subsequent events through the date that the financial statements are issued. In addition, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. We adopted this guidance as of February 2010 and have included the required disclosures in our consolidated condensed financial statements. See Note 13 – Subsequent Events in the notes to the condensed consolidated financial statements for additional information.

Results of Operations

The following table sets forth summary information regarding oil, natural gas and NGL revenues, production, average product prices and average production costs and expenses for the three months ended March 31, 2010 and 2009, respectively. See a glossary of terms used below the table.

	Three Months Ended
	March 31,
	2010	2009
Revenues (in thousands)
Oil	$5,093	$1,129
Natural Gas	1,818	394
NGLs	384	294
Total oil and gas sales	7,295	1,817
Field operations revenue	$519	$-

Production
Oil (MBbls)	70	33
Natural Gas (MMcfs)	267	122
NGLs (MBbls)	9	12
Total (MBoe)	124	66
Total (Boe/d)	1,374	731

Average prices
Oil (per Bbl)	$72.49	$33.84
Natural Gas (per Mcf)	6.80	3.24
NGLs (per Bbl)	43.33	24.24
Total average price (per Boe)	$58.98	$27.62

Costs and expenses (per Boe)
Lease operating expense	$19.00	$15.49
Severance tax expense	3.44	1.88
Marketing expense	0.87	1.55
Exploration expense	3.65	1.43
Field operations expense	2.19	-
General and administrative expense (see Footnote 1 below)	54.72	11.34
Depletion, depreciation and accretion	12.45	19.88
_________________________
(1) General and administrative expense includes acquisition related expenses of $10.56 per Boe for the three months in 2010 and none for the three months in 2009, cash bonus accrual of $15.65 per Boe for the three months in 2010 and none for the three months in 2009, and non-cash stock compensation of $10.95 per Boe for the three months in 2010 and $2.93 per Boe for the three months in 2009.

Glossary of terms used:

Bbl. One stock tank barrel, of 42 U.S. gallons liquid volume, used herein to reference oil, condensate or NGLs.

MBbl. Thousand barrels of oil, condensate or NGLs.

Mcf. Thousand cubic feet of natural gas.

MMBtu. Million British thermal units.

MMcf. Million cubic feet of natural gas.

NGLs. Natural gas liquids.

Boe. Barrels of oil equivalent, converts at rate of six Mcf equals one Boe

MBoe. Thousand barrels of oil equivalent

/d. “Per day” when used with volumetric units or dollars.

Oil and natural gas production.- Oil and natural gas production increased 88% to 123.7 MBoe for the three months ended March 31, 2010 from 65.8 MBoe for the three months ended March 31, 2009.  Production for the 2010 period was 64% oil and NGLs and 36% natural gas compared to 69% oil and NGLs and 31% natural gas for the 2009 period. Our average daily production on a Boe basis was 1,374 Boe per day for the 2010 period compared to 731 Boe per day for the 2009 period. The Triad Acquisition completed on February 12, 2010 accounted for 53.2 Mboe, or 92% of the increase in production on a Boe basis. The increase in natural gas production is also due to increased drilling activity in the Cinco Terry field and properties associated with the Sharon Resources, Inc. (“Sharon”) acquisition.

Other areas contributing to the production increase include our South Texas area, which was acquired with Sharon in September 2009, where we drilled one well in November 2009 and re-entered and re-completed another well in March 2010. Both of these wells were considered exploratory, with the drilled well being deemed a success and placed on production in January 2010 and with the re-entered well currently under evaluation. We also experienced an increase in production in our North Dakota area due to the effect of unitization and waterflood operations which are ongoing, and in our our East Chalkley Field in Louisiana due to our acquisition of additional interest in the field in July of 2009 and assumption of operation of the property in April of 2009. We also drilled a successful development well in this field in December 2009. We experienced production declines in our Cinco Terry property in West Texas, due to natural decline of the field, but expect increased production during the remainder of 2010 due to an aggressive drilling schedule in progress.  We expect the Company’s production to increase during the remainder of 2010 due to our acquisition of Triad. Positive results from our recently expanded capital expenditure budget, which includes the drilling of additional exploratory wells in the Eagle Ford Shale in South Texas and the Marcellus Shale in West Virginia, could significantly increase our production, if successful.

Oil and gas sales.  Oil and gas sales increased $5.5 million, or 302%, for the three months ended March 31, 2010, to $7.3 million from $1.8 million for the three months ended March 31, 2009. The increase in oil and gas sales principally resulted from increased production as a result of the completion of the Triad Acquisition in February 2010 and increases in the prices we received for our oil, natural gas and NGL production. The average price we received for our production increased to $58.98 per Boe in the 2010 period compared to $27.62 per Boe in the 2009 period, a 114% increase. Of the $5.5 million increase in oil and gas sales, approximately $2.1 million, or 38%, was attributable to an increase in oil and gas prices, while approximately $3.4 million, or 62% of the increase in oil and gas sales was attributable to the increase in production volumes. The prices we receive for our products are generally tied to commodity index prices. We periodically enter into commodity derivative contracts in an attempt to offset some of the variability in prices.  (See the discussion of commodity derivative activities in Note 6 to our condensed consolidated financial statements.)

Field operations revenue and expense and other.  Field operations revenue was approximately $519,000 for the three months ended March 31, 2010.  Field operations expense was approximately $271,000 for the three months ended March 31, 2010.  All of the increase resulted from the Triad Acquisition, and includes revenue and expense from services provided to third parties for drilling, well servicing, natural gas transportation, salt water disposal, and operating services.  There were no field operations revenue and expense reported in 2009.  Other revenue was approximately $9,000 for the 2010 period and $100,000 for the 2009 period.  The 2009 period included a settlement received from a joint venture partner for failure to comply with a drilling commitment.

Lease operating expense.  Our lease operating expenses, (“LOE”), increased $1.3 million, or 131%, for the three months ended March 31, 2010 to $2.4 million ($19.00 per Boe) from $1.0 million ($15.49 per Boe) for the three months ended March 31, 2009. The increase in LOE was primarily attributable to the Triad Acquisition, which accounted for 88% of the 131% increase. The 23% increase in LOE on a per Boe basis was primarily due to our purchase of Triad, where the cost per BOE was approximately 28% higher than our other properties due to Triad’s older, legacy type fields. The Company has not yet had time to fully implement a cost reduction program to bring costs in line with the remainder of our producing areas. Of the total increase in LOE, approximately 83% was due to production volume increases and 17% was due to price increases.

Severance taxes and marketing.  Our severance taxes increased $301,000, or 243%, for the three months ended March 31, 2010 to $425,000 from $124,000 for the three months ended March 31, 2009. Of the increase in severance taxes, 66% was attributable to the increase in oil and gas production and 34% was attributable to increase in prices received on production sold. Marketing expenses increased only $6,000, or 6%, for the three months ended March 31, 2010 to $108,000 from $102,000 for the three months ended March 31, 2009. We were the beneficiaries of an adjustment to marketing expenses of approximately $90,000 from the operator of one of our fields for excess compression costs previously billed. Severance taxes and marketing amounted to approximately 7% and 12% of oil and gas sales for the three months ended March 31, 2010 and 2009, respectively.

Exploration expense.  We recorded $451,000 of exploration expense for the three months ended March 31, 2010, compared to $94,000 for the three months ended March 31, 2009. Exploration expense in the 2010 period resulted primarily from expenses incurred for 3-D seismic acquired across our Cinco Terry Field and Eagle Ford Shale Prospect. Due to additional 3-D expenses from the seismic acquisition across Cinco Terry, lease renewals and expirations, and our expanded capital expenditure budget which includes the drilling of exploratory wells, exploration expense may increase during the remainder of fiscal 2010.

Depletion, depreciation and accretion.  Our depletion, depreciation and accretion expense increased $232,000, or 18%, to $1.5 million for the three months ended March 31, 2010 from $1.3 million for the three months ended March 31, 2009. Our DD&A per Boe decreased by $7.43, or 37%, to $12.45 per Boe for the three months ended March 31, 2010, compared to $19.88 per Boe for the three months ended March 31, 2009. The decrease in depletion, depreciation and accretion expense per BOE was primarily attributable to the increase in proved developed producing reserves and total proved reserves located in our North Dakota properties as of December 31, 2009; an upward trend in production during the third and fourth quarters of 2009 as a response to our new drilling, unitization and secondary recovery efforts and lower LOE costs per Boe produced.

General and administrative.  Our general and administrative expenses, or G&A, increased $6.0 million, or 807%, to $6.8 million ($54.72 per Boe) for the three months ended March 31, 2010 from $746,000 ($11.34 per Boe) for the three months ended March 31, 2009. Our G&A for 2010 included higher share-based compensation, as well as higher salaries, related employee benefit costs attributable to an increase in staff from the prior three month period, cash bonuses of $1.9 million ($15.65 per Boe) granted to employees for their performance in fiscal 2009, higher rent and office costs, and consulting and professional services, all due to the increased level of activity which began in the second quarter of 2009 and is ongoing. Non-cash G&A expenses totaled approximately $1.4 million (10.95 per BOE) and $193,000 for the 2010 and 2009 periods, respectively, and represent noncash stock compensation granted to our employees. Also included in G&A in the 2010 period are acquisition related costs of approximately $1.3 million (10.56 per BOE) which were for legal, consulting and other costs related to the Triad Acquisition which closed on February 12, 2010. These costs were expensed due to the requirements of ASC 805 which states that acquisition costs must be expensed rather than capitalized as part of the cost of the asset being acquired. We expect overall G&A costs to increase in fiscal 2010 due to the acquisition of Triad and ongoing expansion activities of the Company.

Interest expense, net.  Our interest expense, net of interest income, increased approximately $190,000, or 33% to $760,000 for the three months ended March 31, 2010 from $570,000 for the three months ended March 31, 2009. This increase was substantially the result of our higher average debt level during 2010 offset by lower interest rates.

Commodity derivative activities.  Realized gains and losses from our commodity derivative activity increased our earnings by approximately $3.0 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively. Realized gains and losses are derived from the relative movement of oil and gas prices on the products we sell in relation to the range of prices in our derivative contracts for the respective three months. The unrealized loss on commodity derivatives was approximately $1.9 million for the 2010 period and $498,000 for the 2009 period. As commodity prices increase, the fair value of the open portion of those positions decreases.  As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record all changes in realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts”.  Our gain from realized and unrealized derivative contracts was approximately $1.1 million and $556,000 for the three months ended March 31, 2010 and 2009, respectively. (See Note 6 to our condensed consolidated financial statements for more information.)

Net (income) loss attributable to non-controlling interest.  Net (income) loss from non-controlling interest was approximately ($68,000) for the three months ended March 31, 2010 versus $119,000 for the same period in 2009. This represents 12.5% of the gain or loss incurred by our subsidiary, PRC Williston. We record a non-controlling interest in the results of operations of this subsidiary because we are contractually obligated to make distributions to the holders of this interest whenever we make distributions to ourselves from the subsidiary company.

Dividends on Preferred Stock.  Dividends on our Series C Preferred Stock were approximately $208,000 for the three months ended March 31, 2010. The Series C Preferred Stock has a stated value of approximately $9.1 million, carries a cumulative dividend rate of 10.25% per annum, and was issued on December 13, 2009. Dividends on our Series B Preferred Stock were approximately $54,000 for the 2010 period. The Series B Preferred Stock has a stated value of $15.0 million, carries a cumulative dividend rate of 2.75% per annum, and was issued on February 12, 2010 in connection with the acquisition of Triad. At the time of issuance, management determined that the Series B Preferred Stock had a fair value of $14,982,000 and this was the value at which this stock was recorded. The difference between the fair value and the stated value will be recorded as a dividend over the life of the issue.

Liquidity and Capital Resources

We generally rely on cash generated from operations, borrowings under our revolving credit facility and, to the extent that credit and capital market conditions will allow, public and private equity and debt offerings to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our revolving credit facility, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity from equity or debt financings beyond our revolving credit facility will be available, or acceptable on our terms, or at all, in the foreseeable future.

Our cash flow from operations is driven by commodity prices, production volumes and the effect of commodity derivatives. Prices for oil and gas are affected by national and international economic and political environments, national and global supply and demand for hydrocarbons, seasonal influences of weather and other factors beyond our control. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices will cause a decrease in our production volumes and exploration and development expenditures. Cash flows from operations are primarily used to fund exploration and development of our oil and gas properties.

We intend to fund 2010 capital expenditures, excluding any acquisitions, primarily out of internally-generated cash flows and, as necessary, borrowings under our revolving credit facility, exercise of outstanding options and warrants, and selective issuances of equity securities under our ATM facility. As of March 31, 2010, we had approximately $1.5 million of cash on hand and $5.0 million available to borrow under our revolving credit facility, for total liquidity of approximately $6.5 million on that date. On May 13, 2010 our revolving credit agreement was amended and restated and our borrowing base was increased to $75.0 million, providing an additional $6.0 million of liquidity. From April 1, 2010 through May 17, 2010, we realized additional proceeds from issuance of new common stock and new Series C Preferred Stock totaling approximately $13.5 million.  As a result our liquidity at May 17, 2010 was approximately $18 million.  We are also anticipating the realization of approximately $10 million of proceeds from the exercise and conversion of our $2.00 common stock warrants and additional warrant and option conversion of approximately $5 million, both of which should occur by July 2010.

For the three months ended March 31, 2010, our primary sources of cash were from financing and operating activities and cash on hand at the beginning of the year. Approximately $64.6 million of cash came from financing activities, approximately $2.9 million of cash came from operating activities and approximately $2.3 million of cash was on hand at the beginning of the period. Cash was used to fund our investment activities of approximately $68.3 million during the period, which included the acquisition of Triad.

For the three months ended March 31, 2009, our primary sources of cash were from operating activities and cash on hand at the beginning of the year. Approximately $553,000 of cash from operating activities, along with cash on hand of $6.1 million, was used to fund our investing activities of approximately $4.5 million.

The following table summarizes our sources and uses of cash for the periods noted:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows provided by operating activities	$2,878	$553
Cash flows used in investing activities	(68,330)	(4,499)
Cash flows provided by (used in) financing activities	64,648	(20)

Net decrease in cash and cash equivalents	$(804)	$(3,966)

In November 2009, we were able to secure a new $150 million credit facility with an initial borrowing base of $25 million. The revolving credit agreement was amended and restated on February 12, 2010, in connection with the Triad Acquisition, and the borrowing base was increased to $70 million, including $60.0 million under Tranche A and $10.0 million under Tranche B. The   Tranche B balance was required to be amortized to zero over a one year period and any borrowings repaid. As required under the credit agreement, the Tranche B borrowing base was lowered to $9 million during March of 2010. We had outstanding borrowings of $64.0 million under the credit agreement at March 31, 2010, which included $55 million under Tranche A and $9.0 million under Tranche B.

There are several factors that will affect our liquidity for the remainder of 2010.  We anticipate having increased operating cash flows as a result of the Triad Acquisition along with increased interest expense due to higher debt levels and higher dividend costs due to the issuance of our Series B and C Preferred Stock. However, we expect to call our Series B Preferred Stock by June 30, 2010.  We also expect to have increased salary and other administrative costs associated with the increased number of employees resulting from the Triad acquisition. Our borrowing base under our revolving credit agreement was increased to $75.0 million on May 13, 2010 resulting in increased liquidity available to us of $6.0 million. At the same time, the revolving credit agreement was amended and restated to effectively eliminate Tranche B and its amortization and repayment requirement.  We expect the additional operating cash flows from the Triad acquisition, additional liquidity under the credit agreement, additional proceeds of up to approximately $15 million from the exercise of warrants, and cash provided by the issuance of new common and preferred stock in 2010 will provide the cash necessary to meet all currently budgeted operating and capital expenditure requirements for the remainder of the 2010 year.

Operating Activities

In comparing the three month periods ended March 31, 2010 and 2009, our cash flows from operations increased by approximately $2.3 million, due to higher oil and gas sales, both production and prices, and realized gains on derivative contracts in the 2010 period.

Investing Activities

Our cash flows used in investing activities for the three months in 2010 were for the Triad Acquisition of approximately $59.5 million, approximately $7.6 million for the acquisition of undeveloped leasehold interests, primarily in the Eagle Ford Shale in South Texas and the Marcellus Shale in West Virginia, approximately $534,000 for exploratory drilling in South Texas and approximately $1.1 million gross ($444,000 net after applying previously paid drilling advances) in development drilling in our Cinco Terry, North Dakota, and East Chalkley fields, resulting in approximately $9.5 in capital expenditures in the 2010 period.  The Company incurred approximately 4.5 million in capital expenditures during the comparable 2009 period.

Financing Activities

We borrowed $58.0 million and repaid $7.0 million under our revolving credit facility in the 2010 period versus no borrowings or repayments in the 2009 period. The amount borrowed under the revolving credit facility in 2010 was principally used to fund the Triad acquisition.  We spent approximately $2.6 million in the 2010 period for deferred financing costs on the amendment and restatement of our revolving credit facility and the expansion of our borrowing base to $70.0 million. We repaid $117,000 of other loans in the 2010 period versus $20,000 in the 2009 period. We received approximately $13.2 million from the issuance of approximately 5.8 million shares of our common stock and approximately $3.6 million from the issuance of 147,812 shares our Series C Preferred Stock in the 2010 period versus none in the 2009 period. We also paid approximately $273,000 in dividends on our Series B and Series C Preferred Stock in the 2010 period versus none in the 2009 period.

We believe that cash flows from operations, cash from warrant exercises, available cash, and borrowings under our revolving credit facility will finance substantially all of our anticipated capital needs through 2010. We may also use our revolving credit facility for possible acquisitions and temporary working capital needs. Further, we may decide to opportunistically access the public or private equity or debt markets for potential acquisitions, working capital or other liquidity needs, if such financings are available on acceptable terms. In September 2009, we filed a “shelf” registration statement on Form S-3 registering up to $100 million of common stock, preferred stock, warrants and debt securities. The registration statement was declared effective by the SEC on October 15, 2009.

2010 Capital Expenditures Budget

On April 27, 2010, our Board of Directors approved an expansion of our capital expenditure budget for the fiscal year 2010 to $55.0 million from the previously approved $25.0 million. The following table summarizes our budgeted capital expenditures for 2010. We intend to fund 2010 capital expenditures, excluding any acquisitions, primarily out of internally-generated cash flows and, as necessary, borrowings under our revolving credit facility and proceeds from equity security issuances and conversions.

	Year Ending
	December 31, 2010
	Revised	Original
	(In millions)
Appalachian Basin
Eureka Hunter Pipeline	$8.5	$8.5
Marcellus Shale leases and drilling	9.0	8.5
South Texas – Eagle Ford Shale	30.7	7.0
West Texas & Other – Cinco Terry, East Chalkley	6.8	1.0
Total capital expenditures	$55.0	$25.0

Our capital expenditure budget for 2010 is subject to change depending upon a number of factors, including economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the results of our development and exploration efforts, the availability of sufficient capital resources for drilling prospects, our financial results, the availability of leases on reasonable terms and our ability to obtain permits for the drilling locations. Through March 31, 2010, we had spent approximately $9.5 million on items covered by this budget. Our capital expenditures for the Eureka Hunter Pipeline are subject to certain restrictions in our revolving credit agreement as amended on May 13, 2010, and are discussed below.

Amended and Restated Credit Facility as of February 12, 2010

On February 12, 2010 we entered into an Amended and Restated Credit Agreement which increased the current borrowing base to $70 million.  The initial $70 million borrowing base consists of a $60 million tranche “A” and a $10 million tranche “B”. Borrowings under the $10 million tranche B must be reduced to an amount less than or equal to $9 million, $7 million, and $4 million on the three, six and nine month anniversaries, respectively, of the execution of the restated credit agreement. Such $10 million tranche will terminate entirely on the first anniversary of the Restated Credit Agreement. Subject to certain exceptions, any equity raised by the Company through a fully marketed offering must be used to repay this $10 million tranche. As of March 3, 2010, we have reduced our borrowings under the Tranche B to $9 million. The Restated Credit Agreement has a commitment fee which ranges between 0.50% and 0.75%, based upon the unused portion of the borrowing base. Borrowings under the revolving facility will, at the Company’s election bear interest at either (i) an alternate base rate (“ABR”) equal to the higher of (A) Bank of Montreal’s base rate, (B) the Federal Funds Effective Rate, plus 0.5% per annum and the (C) the LIBO Rate for a one month interest period on such day, plus 1.0% or (ii) the adjusted LIBO rate, which is the rate stated on Reuters BBA Libor Rates C2BORO1 market for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus, in each of the cases described in (i) or (ii) above, an applicable margin ranging from 3.50% to 6.50% for ABR loans and from 4.50% to 7.50% for adjusted LIBO Rate loans until the earlier of the repayment of the $10 million tranche or the first anniversary and thereafter an applicable margin ranging from 1.50% to 2.50% for ABR loans and from 2.50% to 3.50% for adjusted LIBO Rate loans. The Restated Credit Facility also granted a security interest on up to 90% of our proved developed producing oil and gas properties. We used the initial advance under the facility to finance our acquisition of the Triad Companies on February 12, 2010.

At March 31, 2010, we had $64 million outstanding under our Revolving Credit Facility, including $55 million under Tranche A and $9 million borrowed under Tranche B, with a weighted average interest rate of 5.5%.

Amended and Restated Credit Facility as of May 13, 2010

On May 13, 2010 we entered into an Amended and Restated Credit Agreement which increased the current borrowing base to $75.0 million.  This amendment effectively eliminates the Tranche B in the credit agreement. Additional provisions in the amendment change the designation of Eureka Hunter Pipeline, LLC to an unrestricted subsidiary under the terms of the credit agreement with a $1.0 million annual funding limit for contributions from Magnum Hunter made from operating cash flows and allowing an unlimited contribution if made from equity financings, including $12.5 million of such financings received thus far in 2010. The amendment also causes the interest rates and fees under the agreement to reset to those levels described above where the Tranche B has been repaid.  The interest rates will now be either (i) an alternate base rate (“ABR”) equal to the higher of (A) Bank of Montreal’s base rate, (B) the Federal Funds Effective Rate, plus 0.5% per annum and the (C) the LIBO Rate for a one month interest period on such day, plus 1.0% or (ii) the adjusted LIBO rate, which is the rate stated on Reuters BBA Libor Rates C2BORO1 market for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities.

Covenants

The Credit Agreement, as amended and restated on February 12, 2010, requires the Company to satisfy certain affirmative financial covenants, including maintaining (a) an interest coverage ratio (as such term is defined in the Credit Agreement) of not less than 2.5:1.0; (b) a ratio of total debt (as such term is defined in the Credit Agreement) to EBITDAX of not more than (1) 4.5:1.0 for the fiscal quarters ending December 31, 2009, March 31, 2010 and June 30, 2010 and (2) 4.0:1.0 for each fiscal quarter ending thereafter; and (c) a ratio of consolidated current assets (including available borrowing under its credit facility) to consolidated current liabilities of not less than 1.0:1.0.  The Company is also required to enter into certain commodity price hedging agreements pursuant to the terms of the Credit Agreement.  At March 31, 2010, we were in compliance with all of our then-applicable covenants and had not committed any acts of default under the credit agreement.

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

Our long-term debt is composed of borrowings under our revolving credit facility and term equipment debt assumed in the Triad acquisition. Interest on revolving debt is based on the rate applicable under our revolving credit facility, which was 5.5% at March 31, 2010. The term equipment debt has an average rate of approximately 6.25% at March 31, 2010. (See Note 8 in our condensed consolidated financial statements.)

In February 2007, we executed a five-year lease for approximately 2,900 square feet of office space in Houston, Texas.  In February 2009, we expanded our office space by executing a three-year lease for approximately 3,200 square feet of additional office space.  On September 30, 2009, we acquired Sharon Resources along with its 29 month commitment to rent 6,000 square feet of office space in Houston, Texas.  In November 2009, we expanded our office space under an amendment to the lease by approximately 1,600 square feet.  Our rent payments are approximately $23,600 per month, including common area expenses.

Our asset retirement obligation represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable federal, state and local laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The retirement obligation is recorded as a liability at its estimated present value as of the asset’s inception, with an offsetting increase to proved properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the income statement. Our asset retirement obligation increased approximately $2.3 million as a result of the Triad acquisition.

We have outstanding employment agreements with six of our executive and senior officers for terms ranging from one to three years. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were all terminated without cause, was approximately $1.1 million at March 31, 2010.

The following table summarizes our contractual commitments as of March 31, 2010 (in thousands):

Contractual Obligations	Total	2010	2011 - 2012	2013 - 2015	After 2015
Long-term debt(1)	$67,339	$575	$65,183	$1,156	$425
Interest on long-term debt(2)	10,119	2,797	7,133	162	27
Operating lease obligations(3)	705	296	379	30	—
Asset retirement obligations(4)	4,355	—	686	104	3,565
Employment agreements with executive officers	1,127	845	282	—	—
Total	$83,645	$4,513	$73,663	$1,452	$4,017

(1)	See Note 8 to our consolidated financial statements for a discussion of our long-term debt.

(2)
Interest payments have been calculated by applying the interest rate of 5.5% that was effective at March 31, 2010 on our revolving credit facility debt and 6.25% to the outstanding term debt balance at March 31, 2010.

(3)	Operating lease obligations are for office space and equipment.

(4)	See Note 7 to our consolidated financial statements for a discussion of our asset retirement obligations.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2010, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, and operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Item 3.	Quantitative and qualitative disclosures about market risk.

Not required.

Item 4.	Controls and procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2010. Based on this evaluation, the CEO and CFO have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations inherent in all controls

Our management, including the CEO and CFO, recognizes that the disclosure controls and procedures and internal controls (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

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

MAGNUM HUNTER RESOURCES CORPORATION

Date: May 17, 2010	/s/ Gary C. Evans
Gary C. Evans,
Chairman and Chief Executive Officer

Date: May 17, 2010	/s/ Ronald D. Ormand
Ronald D. Ormand,
Executive Vice President and Chief Financial Officer