Form 10-K/A
period 2009-12-31
MAGNUM HUNTER RESOURCES CORP
filed 2010-06-04
CIK 1335190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes   No

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer __        Accelerated filer __
Non-accelerated filer __        Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   No

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

TABLE OF CONTENTS

PART IV

15.	Exhibits and Financial Statement Schedules

Signatures

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends Magnum Hunter Resources Corporation’s (“Magnum Hunter” or the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on March 31, 2010, as amended on April 30, 2010 (the “Existing Filing”).  Magnum Hunter is filing this Amendment to include the oil and gas reserve reports of Cawley Gillespie & Associates, Inc. and DeGolyer and MacNaughton as Exhibits 99.1 through 99.4, which reports were inadvertently omitted from the Existing Filing. Both Cawley Gillespie & Associates, Inc. and DeGolyer and MacNaughton have provided consent to include their respective oil and gas reserve reports as indicated in Exhibits 23.3 and 23.4 contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on March 31, 2010. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, Magnum Hunter is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Existing Filing.  This Amendment continues to speak as of the date of the Existing Filing, and Magnum Hunter has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Existing Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

10.53	(24)	At The Market Issuance Sales Agreement with Wm. Smith & Co. for Series C Preferred Stock
10.54	(25)	At Market Issuance Sales Agreement with Wm. Smith & Co. for Common Stock

21.1	(27)	List of Subsidiaries
23.1	(27)	Consent of Hein & Associates LLP
23.2	(27)	Consent of Malone & Bailey, PC
23.3	(27)	Consent of Cawley Gillespie & Associates, Inc
23.4	(27)	Consent of DeGolyer & MacNaughton
31.1	(28)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(28)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 99.1 99.2 99.3 99.4	(28) (28) (28) (28) (28)
Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Chalkley Report prepared by Cawley Gillespie & Associates, Inc.
PRC Williston LLC Report prepared by Cawley Gillespie & Associates, Inc.
Sharon Resources Report prepared by Cawley Gillespie & Associates, Inc.
Report prepared by DeGolyer & MacNaughton

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

MAGNUM HUNTER RESOURCES CORPORATION
Date: June 4, 2010	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman of the Board and Chief Executive Officer (Authorized Signatory)