Form 10-Q
period 2010-06-30
MAGNUM HUNTER RESOURCES CORP
filed 2010-08-12
CIK 1335190

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 12, 2010 there were 68,606,661 shares of the registrant’s common stock ($.01 par value) outstanding.

MAGNUM HUNTER RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2010

MAGNUM HUNTER RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,645,413	$2,281,568
Accounts receivable	7,048,522	3,236,043
Derivative assets	788,452	1,261,534
Prepaids and other current assets	1,351,108	94,113
Total current assets	13,833,495	6,873,258

PROPERTY AND EQUIPMENT (Net of Accumulated Depletion and Depreciation):
Oil and natural gas properties, successful efforts accounting
Unproved	44,875,156	11,887,483
Proved properties	94,502,181	43,995,567
Equipment and other fixed assets	10,550,511	1,655,582
Total property and equipment, net	149,927,848	57,538,632

OTHERS ASSETS:
Derivative and other assets	2,404,599	1,159,405
Deferred financing costs, net of amortization of $576,350 and $35,831 respectively	3,102,307	1,012,756
Total assets	$169,268,249	$66,584,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,660,198	$4,852,221
Accrued liabilities	4,716,669	885,622
Revenue payable	2,207,685	342,585
Dividend payable	-	25,654
Current portion of notes payable	576,057	44,157
Derivative liability	-	69,136
Total current liabilities	14,160,609	6,219,375

Payable on sale of partnership	640,695	640,695
Notes payable, less current portion	60,737,243	13,000,000
Asset retirement obligation	4,511,786	2,032,306
Total liabilities	80,050,333	21,892,376

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
Series C Cumulative Perpetual Preferred Stock, cumulative dividend rate 10.25% per annum, 750,000 authorized, 594,260 and 214,950 issued & outstanding as of June 30, 2010 and December 31, 2009, respectively, with liquidation preference of $25.00 per share	14,856,500	5,373,750

SHAREHOLDERS’ EQUITY:
Preferred stock, 9,250,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 68,606,661 and 50,591,610 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	686,067	505,916
Additional paid in capital	116,776,873	71,936,306
Accumulated deficit	(43,178,255)	(33,135,693)
Treasury Stock, previously deposit on Triad, at cost, 761,652 shares	(1,310,357)	(1,310,357)
Total Magnum Hunter Resources Corporation shareholders' equity	72,974,328	37,996,172
Non-controlling interest	1,387,088	1,321,753
Total shareholders’ equity	74,361,416	39,317,925
Total liabilities and shareholders' equity	$169,268,249	$66,584,051

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUE:
Oil and gas sales	$8,343,767	$2,428,891	$15,638,759	$4,245,927
Field operations and other	1,460,309	100,000	1,988,298	200,000
Total revenue	9,804,076	2,528,891	17,627,057	4,445,927

EXPENSES:
Lease operating expenses	3,035,447	1,024,107	5,256,031	2,042,718
Severance taxes and marketing	813,299	249,098	1,346,848	475,049
Exploration	373,981	19,201	825,109	113,676
Field operations	1,446,348	-	1,843,063	-
Depreciation, depletion and accretion	3,306,172	799,335	4,849,063	2,106,862
General and administrative	6,501,439	1,445,062	13,269,477	2,191,675
Total expenses	15,476,686	3,536,803	27,389,592	6,929,980

LOSS FROM OPERATIONS	(5,672,610)	(1,007,912)	(9,762,534)	(2,484,053)

OTHER INCOME AND (EXPENSE):
Interest income	2,333	251	4,227	852
Interest expense	(1,157,198)	(607,509)	(1,919,884)	(1,178,186)
Gain (Loss) on derivative contracts	1,277,482	(1,774,419)	2,409,360	(1,218,104)

Net loss	(5,549,993)	(3,389,589)	(9,268,831)	(4,879,491)

Net (income) loss attributable to non-controlling interest	2,440	(3,987)	(65,335)	114,632

Net loss attributable to Magnum Hunter Resources Corporation	(5,547,553)	(3,393,576)	(9,334,166)	(4,764,859)

Dividend on Preferred Stock	(445,950)	-	(708,396)	-

Net loss attributable to common shareholders	$(5,993,503)	$(3,393,576)	$(10,042,562)	$(4,764,859)

Loss per common share
Basic and diluted	$(0.10)	$(0.09)	$(0.17)	$(0.13)

Weighted average number of common shares outstanding
Basic and diluted	62,153,376	36,797,771	58,968,651	36,778,129

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Number			Additional
	of Shares	Deposit	Common	Paid in	Accumulated	Treasury	Noncontrolling	Total
	of Common	on Triad	Stock	Capital	Deficit	Stock	Interest	Equity
BALANCE, January 1, 2010	50,591,610	$(1,310,357)	$505,916	$71,936,306	$(33,135,693)	$-	$1,321,753	$39,317,925
Restricted stock issued to employees and directors	2,344,243	-	23,443	246,322	-	-	-	269,765
Stock compensation	-	-	-	3,853,122	-	-	-	3,853,122
Stock Options surrendered by holder for cash payment	-	-	-	(115,500)	-	-	-	(115,500)
Issued 55,932 shares of common stock for payment of services	55,932	-	559	164,441	-	-	-	165,000
Issued shares of Series C Preferred Stock	-	-	-	(306,355)	-	-	-	(306,355)
Issued shares of Common Stock for cash	8,532,522	-	85,325	24,337,626	-	-	-	24,422,951
Issued shares of Common Stock upon exercise of warrants	6,074,854	-	60,749	12,930,211	-	-	-	12,990,960
Issued 7,500 shares of Common Stock upon stock option exercise	7,500	-	75	8,700	-	-	-	8,775
Issued shares of Common Stock upon redemption of Series B Convertible Preferred Stock	1,000,000	-	10,000	3,722,000	-	-	-	3,732,000
Dividends on Series B Convertible Preferred	-	-	-	-	(130,625)	-	-	(130,625)
Dividends on Series C Cumulative Perpetual Preferred	-	-	-	-	(577,771)	-	-	(577,771)
761,652 shares of Common Stock as deposit on Triad Acquisition returned to treasury	-	1,310,357	-	-	-	(1,310,357)	-	-

Net loss	-	-	-	-	(9,334,166)	-	65,335	(9,268,831)
BALANCE, June 30, 2010	68,606,661	$-	$686,067	$116,776,873	$(43,178,255)	$(1,310,357)	$1,387,088	$74,361,416

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net loss attributable to Magnum Hunter Resources Corporation	$(9,334,166)	$(4,764,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-controlling Interest	65,335	(114,632)
Depletion, depreciation, and accretion	4,849,063	2,106,862
Amortization of deferred financing costs included in interest expense	540,520	205,805
Dry hole cost	-	30,339
Share based compensation	4,122,887	712,273
Unrealized (gain) loss on derivative contracts	678,681	3,029,178
Gain on sale of assets	(29,949)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,407,965)	(253,431)
Inventory	53,425	-
Prepaid expenses	(403,243)	(133,237)
Accounts payable	751,224	161,708
Revenue payable	(62,838)	76,500
Accrued liabilities	3,465,791	197,740
Net cash provided by operating activities	3,288,765	1,254,246

Cash flows from investing activities
Capital expenditures	(17,911,755)	(7,830,600)
Advances	697,188	-
Cash paid in acquisition of Triad, net of cash acquired of $3,710,000	(59,500,299)	-
Proceeds from sale of assets	29,949	-
Deposits	(966,790)	-
Net cash used in investing activities	(77,651,707)	(7,830,600)

Cash flows from financing activities
Proceeds from sale of common stock	24,422,951	-
Issue Series C Cumulative Perpetual Preferred Stock shares, net of costs	9,176,395	-
Proceeds from exercise of warrants	12,990,960	-
Cash paid upon conversion of Series B Preferred Stock	(11,250,000)	-
Options exercised	8,775	-
Options surrendered for cash	(115,500)	-
Preferred stock dividend paid	(734,050)	-
Proceeds from revolving credit borrowings	70,000,000	-
Principal payment on revolving credit	(25,000,000)	-
Proceeds from loan	433,316	1,217,336
Principal payment on loan	(575,989)	(83,829)
Payment of deferred financing costs	(2,630,071)	-
Net cash provided by financing activities	76,726,787	1,133,507

Net increase (decrease) in cash and cash equivalents	2,363,845	(5,442,847)
Cash and cash equivalents, beginning of period	2,281,568	6,120,402

Cash and cash equivalents, end of period	$4,645,413	$677,555

Supplemental disclosure of cash flow information
Cash paid for interest	$1,229,622	$972,381

Non-cash transactions
Series B Preferred stock issued for acquisition of Triad	$14,982,000	$-
Debt assumed in the acquisition of Triad	$3,411,816	$-
Common stock issued for payment of services	$165,000	$-
Common stock issued in conversion of Series B Preferred stock	$3,732,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Magnum Hunter Resources Corporation (the “Company” or “Magnum Hunter”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the unaudited condensed consolidated interim financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements as reported in the 2009 annual report on Form 10-K have been omitted.

Income or Loss per Share

Basic income or loss per common share is net income or loss available to common stockholders divided by the weighted average of common shares outstanding during the period.  Diluted income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares outstanding for the potential dilution from in-the-money stock options and warrants, and convertible debentures and preferred stock.

We have issued potentially dilutive instruments in the form of restricted common stock granted and not yet issued, common stock warrants, and common stock options.  The total number of potentially dilutive securities at June 30, 2010 was 11,793,934.  There were 14,940,962 potentially dilutive securities outstanding at June 30, 2009.  We did not include the potentially dilutive securities in our calculation of diluted loss per share during either period because to include them would be anti-dilutive due to our net loss during those periods.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Magnum Hunter and our wholly-owned subsidiaries, Sharon Hunter Resources, Inc. (f/k/a Sharon Resources, Inc.) (“Sharon”), Triad Hunter, LLC, Alpha Hunter Drilling, LLC, Hunter Disposal, LLC, Eureka Hunter Pipeline, LLC, and Hunter Real Estate, LLC.  We also have consolidated our 87.5% controlling interest in PRC Williston, LLC (“PRC”) with non-controlling interests recorded for the outside interest in PRC. All significant intercompany balances and transactions have been eliminated.

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

In February 2010, the FASB issued ASC 2010-09, Amendments to Certain Recognition and Disclosure Requirements, related to subsequent events under ASC 855, Subsequent Events. This guidance states that if an entity is an SEC filer, it is required to evaluate subsequent events for disclosure through the date that the financial statements are issued.  We adopted this guidance as of February 2010 and have included the required disclosures in our condensed consolidated financial statements. See Note 13 – Subsequent Events for additional information.

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

We used the following fair value measurements for certain of our assets and liabilities at June 30, 2010 and December 31, 2009:

Level 2 Classification:

Derivative Instruments

At June 30, 2010 and December 31, 2009, the Company had commodity derivative financial instruments in place that are accounted for under the ASC standards as derivative instruments. The Company does not apply hedge accounting as allowed by ASC standards.   Therefore, the changes in fair value subsequent to the initial measurement are recorded in income. The estimated fair value amounts of the Company’s derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s derivative instruments are valued using public indexes, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.  See footnote 6 – Financial Instruments and Derivatives, for additional information.

As of June 30, 2010 and December 31, 2009, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present recurring financial assets and liabilities which are carried at fair value as of June 30, 2010 and December 31, 2009:

Fair value measurements on a recurring basis
June 30, 2010
	Level 1	Level 2	Level 3
Commodity derivatives	$-	$1,605,869	$-

Total Assets at fair value	$-	$1,605,869	$-

Commodity derivatives	$-	$-	$-

Total liabilities at fair value	$-	$-	$-

Fair value measurements on a recurring basis
December 31, 2009
	Level 1	Level 2	Level 3
Commodity derivatives	$-	$2,353,686	$-

Total Assets at fair value	$-	$2,353,686	$-

Commodity derivatives	$-	$69,136	$-

Total liabilities at fair value	$-	$69,136	$-

NOTE 5 – ACQUISITIONS

On February 12, 2010, the Company completed the acquisition of privately-held Triad Energy Corporation and certain of its affiliated entities (collectively, “Triad”), an Appalachian Basin focused energy company, through a bankruptcy proceeding (the “Triad Acquisition”). The Triad Acquisition was completed to expand the assets and operations of Magnum Hunter in the Appalachia region.  We acquired substantially all of the assets of Triad, which primarily consisted of oil and gas property interests in approximately 2,000 operated wells and included over 87,000 net mineral acres located in the states of Kentucky, Ohio, and West Virginia, a natural gas pipeline (Eureka Hunter Pipeline), two commercial salt water disposal facilities, three drilling rigs, workover rigs, and other oilfield equipment. These assets are now held by the Company’s wholly-owned subsidiaries, Triad Hunter, LLC, Alpha Hunter Drilling, LLC, Hunter Disposal, LLC, Eureka Hunter Pipeline, LLC, and Hunter Real Estate, LLC.

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The acquisition of Triad is accounted for using the acquisition method as set out in ASC 805, Business Combinations, which requires the net assets acquired to be recorded at their fair values.  The following table summarizes the purchase price and the fair values of the net assets acquired as of June 30, 2010:

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

In connection with the Triad Acquisition and pursuant to the Bankruptcy Order on February 12, 2010, we issued, in the aggregate, 4,000,000 shares of our Series B Preferred Stock with a stated value of $15,000,000.  In June, 2010 all outstanding shares of Series B Preferred Stock were either converted into shares of common stock of the Company or redeemed by the Company for cash.  See Note 10 – Shareholders’ Equity for additional information.

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summary, prepared on a pro forma basis, presents the results of operations for the three month period ended June 30, 2009 and six month periods ended June 30, 2010 and 2009, as if the acquisition of Triad, along with transactions necessary to finance the acquisition, had occurred as of the beginning of the respective periods.  The pro forma information includes the effects of adjustments for interest expense, depreciation and depletion expense, and dividend expense.  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

	(in thousands)
	Three Months Ended June 30,	Six Months Ended June 30,
	2009	2010	2009
Total operating revenue	$8,822	$19,764	$16,003
Total operating costs and expenses	$8,802	$29,477	$16,955
Operating income (loss)	$20	$(9,713)	$(952)
Interest expense and other	$(4,627)	$(435)	$(5,068)
Net loss attributable to Magnum Hunter Resources Corporation	$(4,607)	$(10,148)	$(6,020)
Dividends on preferred stock	$(279)	$(906)	$(557)
Net loss attributable to common stockholders	$(4,886)	$(11,054)	$(6,577)
Loss per common share, basic and diluted	$(0.10)	$(0.19)	$(0.13)

The condensed consolidated statement of operations includes Triad’s revenue of $5.7 million and $9.6 million, respectively, for the three and six months ended June 30, 2010 and Triad’s operating loss of $211,000 and operating income of $1.4 million, respectively, for the three and six months ended June 30, 2010.

NOTE 6 — FINANCIAL INSTRUMENTS AND DERIVATIVES

We enter into certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. Our oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Our objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of our future crude oil and natural gas sales from the risk of significant declines in commodity prices. We have not designated any of our commodity derivatives as hedges under ASC 815.  See footnote 4 – Fair Value of Financial Instruments, for additional information on the valuation of the derivatives.

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2010, the estimated fair values of our commodity derivatives were:

Commodity	Type	Volume/Month	Duration	Price	Value
Oil	SWAP	670 Bbls	Jul 10 - Dec 10	$81.65	$18,907
Oil	SWAP	435 Bbls	Jan 11 - Dec 11	85.25	29,356
Oil	Collar	5,000 Bbls	Jul 10 – Dec 11	70.00 - 82.25	(160,774)
Oil	Put	4,800 Bbls	Jan 11 – Dec 11	80.00	39,698
Oil	Put	4,600 Bbls	Jan 12 – Dec 12	80.00	69,944
Oil	Put	3,720 Bbls	Jul 10 – Dec 10	75.00	61,531
Oil	Collar	4,178 Bbls	Jan 12 – Dec 12	80.00 - 100.00	299,984
Oil	SWAP	2,500 Bbls	Jul 10 - Dec 10	83.10	92,227
Oil	SWAP	2,250 Bbls	Jan 11 - Dec 11	85.00	54,806
Oil	Call	4,562 Bbls	Jan 11 - Dec 11	82.25	499,012
Oil	Call	4,562 Bbls	Jan 11 - Dec 11	90.00	(337,955)
Oil	Call	5,000 Bbls	Jul 10 - Dec 10	90.00	(39,831)
Oil	Call	5,000 Bbls	Jul 10 - Dec 10	82.25	87,742
Oil	Call	6,133 Bbls	Jul 10 - Sep 10	85.00	(15,958)
Oil	Call	6,133 Bbls	Oct 10 - Dec 10	90.00	(41,376)
Oil	Call	1,400 Bbls	Jan 11 - Dec 11	95.00	(80,495)
Oil	Put	3,067 Bbls	Jul 10 - Dec 10	80.00	39,594
Oil	Put	4,562 Bbls	Jan 11 - Dec 11	52.00	(104,982)
Oil	Put	5,000 Bbls	Jul 10 - Dec 10	55.50	(14,555)
Oil	Put	6,133 Bbls	Jul 10 - Sep 10	70.00	25,973
Oil	Put	6,133 Bbls	Oct 10 - Dec 10	70.00	66,987
Oil	Put	1,400 Bbls	Jan 11 - Dec 11	60.00	(58,139)
Oil	Put	1,400 Bbls	Jan 11 - Dec 11	75.00	138,812
Natural Gas	Collar	5,000 Mmbtu	Jul 10 - Dec 10	5.50 - 7.75	21,813
Natural Gas	Collar	15,000 Mmbtu	Jul 10 - Dec 10	5.75 - 7.10	78,300
Natural Gas	Collar	12,500 Mmbtu	Jan 11 – Dec 11	5.00 - 8.20	59,707
Natural Gas	Collar	4,165 Mmbtu	Jan 11 – Dec 11	5.00 - 8.95	22,298
Natural Gas	Collar	10,000 Mmbtu	Jan 12 – Dec 12	5.00 - 9.82	45,245
Natural Gas	Purchase Put	5,000 Mmbtu	Jul 10 - Dec 10	5.00	13,958
Natural Gas	Sold Put	5,000 Mmbtu	Jul 10 - Dec 10	5.00	(13,958)
Natural Gas	Purchased Put	15,000 Mmbtu	Jul 10 - Dec 10	5.00	41,875
Natural Gas	Sold Put	15,000 Mmbtu	Jul 10 - Dec 10	5.00	(41,875)
Natural Gas	SWAP	3,400 Mmbtu	Jan 11 – Dec 11	5.98	25,886
Natural Gas	SWAP	3,000 Mmbtu	Jan 12 – Dec 12	6.15	16,507
Natural Gas	Collar	47,600 Mmbtu	Jan 11 – Dec 11	5.50 - 7.10	317,304
Natural Gas	Collar	27,350 Mmbtu	Jul 10 - Dec 10	5.00 - 6.70	63,992
Natural Gas	SWAP	27,350 Mmbtu	Jul 10 - Dec 10	5.74	121,985
Natural Gas	Collar	47,300 Mmbtu	Jan 12 – Dec 12	5.00 - 8.40	150,229
Natural Gas	SWAP	13,521 Mmbtu	Jul 10 - Nov 10	5.03	12,095
					$1,605,869

During the three and six months ended June 30, 2010, we recognized a gain of $1,277,482 and $2,409,360, respectively,  related to oil and natural gas derivative contracts, which included $100,044 and $3,088,041, respectively, of realized gain from contracts settled in cash, and $1,177,438 of unrealized gain and $678,681of unrealized losses, respectively,  related to unsettled contracts.  During the three and six months ended June 30, 2009, we recognized a loss of $1,774,419 and $1,218,104, respectively,  related to oil and natural gas derivative contracts, which included $756,342 and $1,811,074, respectively, of realized gain from contracts settled in cash, and $2,530,761 and $3,029,178 of unrealized losses, respectively,  related to unsettled contracts.  Unrealized gain and losses are based on the changes in the fair value of derivative instruments covering positions beyond June 30, 2010 and 2009.

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 — ASSET RETIREMENT OBLIGATIONS

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

The following table summarizes the Company’s asset retirement obligation transactions during the six month period ended June 30, 2010:

June 30, 2010
Asset retirement obligation at beginning of period	$2,032,306
Assumed in Triad acquisition	2,260,792
Liabilities incurred	27,875
Liabilities settled	-
Accretion expense	190,813
Revisions in estimated liabilities	-
Asset retirement obligation at end of period	$4,511,786

NOTE 8 — NOTES PAYABLE

Notes payable at June 30, 2010 consisted of the following:

June 30, 2010
Various equipment notes payable with maturity dates August 2010 to February 2015, interest rates of 0.00% - 9.24%	$3,313,300
Senior revolving credit facility due November 23, 2012, 4.5% at June 30, 2010	58,000,000
$61,313,300
Less: current portion	(576,057)
Total Long-Term Debt	$60,737,243

The following table presents the approximate annual maturities of debt:

2010	$267,435
2011	574,990
2012	58,568,978
2013	561,032
Thereafter	1,340,865
Total	$61,313,300

Note payable

In connection with the Triad acquisition, the Company assumed various notes payable for equipment which have a balance of $3,313,300 at June 30, 2010 and are collateralized by the financed equipment.

Revolving Credit Borrowing and Term Loan

On February 12, 2010 we entered into an Amended and Restated Credit Agreement with Bank of Montreal (“BMO”) and Capital One, N.A. (“Capital One”). This Restated Credit Agreement amended and restated in its entirety the credit facility dated November 23, 2009. The Restated Credit Agreement provides for an asset-based, senior secured revolving credit facility (the “Revolving Facility”) maturing November 23, 2012, with an initial borrowing base of $70 million. The Revolving Facility is governed by a semi-annual borrowing base redetermination (on April 1 and November 1 of each year) derived from the Company’s proved crude oil and natural gas reserves, and based on such redetermination, the borrowing base may be decreased or increased up to a maximum commitment level of $150 million. The initial $70 million borrowing base consisted of a $60 million “A” tranche and a $10 million “B” tranche.

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 13, 2010 the Company's borrowing base under its Revolving Facility was increased from a total of $70 million to $75 million. The Tranche B facility was eliminated. The increase in the borrowing base reflects the increase in the Company's proved reserves at December 31, 2009 and the acquisition of Triad which closed in February 2010. Other new participating banks include UBS Loan Finance LLC, Amegy Bank National Association, and Key Bank National Association.

The Restated Credit Agreement has a commitment fee which ranges between 0.50% and 0.75%, based upon the unused portion of the borrowing base. Borrowings under the Revolving Facility will, at the Company’s election, bear interest at either (i) an alternate base rate (“ABR”) equal to the higher of (A) BMO’s base rate, (B) the Federal Funds Effective Rate, plus 0.5% per annum and the (C) the LIBO Rate for a one month interest period on such day, plus 1.0% or (ii) the adjusted LIBO rate, which is the rate stated on Reuters BBA Libor Rates C2BORO1 market for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus, in each of the cases described in (i) or (ii) above, an applicable margin ranging from 1.50% to 2.50% for ABR loans and from 2.50% to 3.50% for adjusted LIBO Rate loans. In the event a default occurs and is continuing under the Restated Credit Agreement, the lenders may increase the interest rate then in effect by an additional 2% per annum plus the rate then applicable to ABR loans. Subject to certain permitted liens, the Company’s obligations under the Restated Credit Agreement are secured by a grant of a first priority lien on no less than 80% of the value of the proved oil and gas properties of the Company and its subsidiaries, including 90% of the total value of the oil and gas properties of the Company and its subsidiaries that are categorized as “Proved Reserves” that are both “Developed” and “Producing” as such terms are defined in the Definitions for Oil and Gas Reserves as promulgated by the Society of Petroleum Engineers.

At June 30, 2010, the Company had loans outstanding under this Restated Credit Agreement of $58 million.

NOTE 9 —SHARE BASED COMPENSATION

Under the 2006 Stock Incentive Plan, our common stock and common stock options may be granted to employees and other persons who contribute to the success of Magnum Hunter.  Currently, 6,000,000 shares of our common stock are authorized to be issued under the plan, and 431,743 shares have been issued as of June 30, 2010.

We recognized share-based compensation expense of $2,768,553 and $4,122,887 for the three and six months ended June 30, 2010.

A summary of stock option activity for the six months ended June 30, 2010 is presented below:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at beginning of period	7,117,000	$0.93
Granted	2,508,500	$2.94
Exercised	(7,500)	1.17
Forfeited or expired	(147,500)	$1.64
Outstanding at end of period	9,470,500	$1.45
Exercisable at June 30, 2010	6,701,875	$1.15

A summary of the Company’s non-vested options as of June 30, 2010 is presented below.

Non-vested Options	Shares
Non-vested at beginning of period	2,340,250
Granted	2,508,500
Vested	(2,057,625)
Forfeited	(22,500)
non-vested at June 30, 2010	2,768,625

Total unrecognized compensation cost related to the non-vested options was $2,476,646 and $975,508 as of June 30, 2010 and 2009, respectively. The cost at June 30, 2010 is expected to be recognized over a weighted-average period of 1.16 years.  At June 30, 2010, the aggregate intrinsic value for the outstanding options was $27,637,080; and the weighted average remaining contract life was 5.42 years.

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The assumptions used in the fair value method calculation for the six months ended June 30, 2010 are disclosed in the following table:

Six months Ended
June 30, 2010 (1)
Weighted average value per option granted during the period (2)	2.21
Assumptions (3) :
Weighted average stock price volatility	101.66
Weighted average risk free rate of return	2.17%
Weighted average expected term	4.6 years

(1)	Our estimated future forfeiture rate is zero.
(2)	Calculated using the Black-Scholes fair value based method for service and performance based grants and the Lattice Model for market based grants.
(3)	The Company does not pay dividends on our common stock.

A summary of the Company’s restricted non-vested share awards as of June 30, 2010 is presented below:

Non-vested Shares	Shares	Weighted Average Price Per Share
Non-vested at December 31, 2009	2,310,000	$0.44
Granted	46,062	$2.91
Vested	(2,251,062)	$0.44
Forfeited	-	-
Non-vested at June 30, 2010	105,000	$1.34

Total unrecognized compensation cost related to the above non-vested shares amounted to $86,637 and $1,278,946 as of June 30, 2010 and 2009 respectively. The unrecognized compensation cost at June 30, 2010 is expected to be recognized over a weighted-average period of 1.01 years.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2010, the Company issued 2,344,243 shares of the Company’s common stock in connection with share based compensation which had fully vested to certain senior management officers.  This includes 93,181shares which had previously vested as of December 31, 2009.

Additionally, the Company issued 8,532,522 shares of common stock during the six months ended June 30, 2010 in open market transactions at an average price of $2.95 per share pursuant to an “At the Market” sales agreement (ATM) we have with our sales agent for total net proceeds of approximately $24.4 million.  Sales of shares of our common stock, by our sales agent have been made in privately negotiated transactions or in any method permitted by law deemed to be an “At The Market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at negotiated prices, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE Amex or sales made through a market maker other than on an exchange. Our sales agent has made all sales using commercially reasonable efforts consistent with its normal sales and trading practices on mutually agreed upon terms between our sales agent and us.

On March 17, 2010 the Company issued 55,932 common shares with a fair market value of $165,000 for payment of services received in connection with the Triad Acquisition.

During the six months ended June 30, 2010, the Company issued 6,074,854 shares of the Company’s common stock upon the exercise of warrants for total proceeds of approximately $13.0 million.

On May 12, 2010 the Company issued 7,500 common shares upon the exercise of fully vested stock options for proceeds of $8,775.

On June 7, 2010 the Company issued 1,000,000 shares of common stock pursuant to the conversion of 1,000,000 shares of the Company’s Series B Convertible Preferred Stock.

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Series B Redeemable Convertible Preferred Stock

In connection with the Triad Acquisition and pursuant to the Bankruptcy Order on February 12, 2010, we issued in the aggregate 4,000,000 shares of our Series B Preferred Stock, with an aggregate liquidation preference of $15,000,000 to the secured creditors of the Triad entities as partial consideration for the Triad Acquisition. These holders of Series B Preferred were secured creditors of Triad in its Chapter 11 bankruptcy proceeding and the Series B Preferred was issued to them in partial satisfaction of their secured claims against Triad. The Series B Preferred Stock ranked senior to the Company’s common stock and to the Company’s 10.25% Series C Cumulative Perpetual Preferred Stock. Pursuant to the Certificate of Designation for the Series B Preferred Stock (the “Certificate of Designation”), the Series B Preferred Stock was entitled to dividends at a rate of 2.75% per annum payable quarterly (i) in shares of Series B Preferred Stock or (ii) subject to the receipt of any required consent under the Company’s senior credit facility, in cash. In addition, the Series B Preferred Stock had a liquidation preference equal to the greater of (i) $3.75 per share, plus accrued and unpaid dividends, or (ii) the amount payable per share of common stock which the holder of Series B Preferred Stock would have received if such Series B Preferred Stock had been converted to common shares immediately prior to the liquidation event, plus accrued and unpaid dividends. At any time prior to the twentieth anniversary of the original issuance of Series B Preferred Stock, the holders of shares of Series B Preferred Stock could convert any or all of their Series B Preferred Stock into shares of the Company’s common stock at a conversion ratio of one share of Series B Preferred Stock to one share of common stock, subject to certain adjustments. At any time following the second anniversary of the original issuance of Series B Preferred and prior to the twentieth anniversary of such original issuance, the holders of shares of Series B Preferred stock could tender their shares for redemption to the Company for a redemption price of $3.75 per Series B share, as adjusted. In addition, the Company could redeem the Series B Preferred Stock at a price of $3.75 per share, plus accrued and unpaid dividends, (a) at any time following February 12, 2012, or (b) if the average trading price of the Common Stock equaled or exceeded $4.74 per common share, as adjusted, for five consecutive trading days.

In June 2010, the Company redeemed 3,000,000 shares of our Series B Preferred Stock for a cash payment of approximately $11.3 million, and 1,000,000 shares of the Series B Preferred Stock were converted into 1,000,000 shares of our common stock .

Series C Cumulative Perpetual Preferred Stock

During the six months ended June 30, 2010 the Company sold 379,310 shares of our 10.25% Series C Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation preference $25.00 per share under our ATM agreement for net proceeds of $9.2 million. The Series C Preferred Stock cannot be converted into common stock of the Company but may be redeemed by the Company, at the Company’s option, on or after December 14, 2011 for $25.00 per share. In the event of a “Change of Control” of the Company, the Series C Preferred Stock will be redeemable by the holders at $26.00 per share during the first twelve months after December 14, 2009, $25.50 during the second twelve months after December 14, 2009, and $25.00 thereafter, except in certain circumstances when the acquirer is considered a qualifying public company. The Company will pay cumulative dividends on the Series C Preferred Stock at a fixed rate of 10.25% per annum of the $25.00 per share liquidation preference. For the six months ended June 30, 2010 and the year ended December 31, 2009 we have accrued dividends payable of $0 and $25,654, respectively. Because redemption is potentially outside the control of the Company, the Series C Preferred Stock is recorded outside of permanent shareholders’ equity.

Treasury Stock

On February 23, 2010 a total of 761,652 shares of common stock with a carrying value of $1,310,357, which were previously issued as a performance deposit on the Triad acquisition, were returned to the Company and are now held as treasury shares.

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrants

During the six months ended June 30, 2010, 1,362,504 of our $2.50 common stock warrants and 4,792,350 of our $2.00 common stock warrants were exercised for total combined proceeds of approximately $13.0 million and 284,300 of our $2.00 common stock warrants expired.

Noncontrolling Interests

In connection with the Williston Basin acquisition in 2008, the Company entered into equity participation agreements with the lenders pursuant to which the Company agreed to pay to the lenders an aggregate of 12.5% of all distributions paid to the owners of PRC Williston, which at this time is majority owned by Magnum Hunter. The equity participation agreements were valued at $3,401,655 and accounted for as a noncontrolling interest in PRC Williston.

Six Months Ended June 30, 2010
Noncontrolling interest at beginning of period	1,321,753
Income to noncontrolling interest	65,335
Noncontrolling interest at end of period	1,387,088

NOTE 11 — RELATED PARTY TRANSACTIONS

We rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans, our Chairman and CEO. Airplane rental expenses totaled $64,000, $0, $188,100, and $0 for the three and six months ended June 30, 2010 and 2009, respectively. The airplane was used primarily in connection with the Company’s acquisition and expansion efforts.

We obtained accounting services in lieu of full-time accounting staff at the Company from GreenHunter Energy, Inc., an entity of which Mr. Evans is an officer and controls through an investment company, the majority of the shares, for fees which totaled $30,000 and $60,000 for the three and six months ended June 30, 2010, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

There were no material changes to our commitments and contingencies for the six month period ended June 30, 2010.

NOTE 13 – SUBSEQUENT EVENTS

We sold an additional 124,600 shares of our Series C Preferred Stock, at a price of $25.00, for net proceeds of approximately $3.1 million, pursuant to our ATM sales agreement subsequent to June 30, 2010 through the date of this report.

On July 27, 2010, the holders of our Series C Preferred Stock approved a proposal to increase the total number of authorized shares of the Series C Preferred Stock from 750,000 to 4,000,000 shares.

On August 3, 2010 the Company granted 175,000 common stock options to certain employees of the Company.

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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors detailed below and discussed in our 2009 Annual Report on Form 10-K and subsequent filings. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

●	global economic and financial market conditions,

●	our business strategy,

●	estimated quantities of oil and gas reserves,

●	uncertainty of commodity prices in oil and gas,

●	disruption of credit and capital markets,

●	our financial position,

●	our cash flow and liquidity,

●	replacing our oil and gas reserves,

●	our inability to retain and attract key personnel,

●	uncertainty regarding our future operating results,

●	uncertainties in exploring for and producing oil and gas,

●	high costs, shortages, delivery delays or unavailability of drilling rigs, equipment, labor or other services,

●	disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas and other processing and transportation considerations,

●	our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations,

●	competition in the oil and gas industry,

●	marketing of oil, gas and natural gas liquids,

●	exploitation of our current asset base or property acquisitions,

●	the effects of government regulation and permitting and other legal requirements,

●	plans, objectives, expectations and intentions contained in this report that are not historical, and

●	other factors discussed in our 2009 Annual Report on Form 10-K and subsequent filings, including this Quarterly Report on Form 10-Q.

General and Business Overview

We are an independent oil and gas company engaged in the acquisition, development and production of oil and natural gas, primarily in West Virginia, North Dakota, Texas and Louisiana. The Company is presently active in three of the most attractive shale resource plays in the United States, including the Marcellus Shale, Eagle Ford Shale and Williston Basin / Bakken Shale. Our management has implemented a new business strategy consisting of operating the majority of its properties, exploiting our inventory of lower-risk drilling locations and the acquisition of long-lived proved reserves with significant exploitation and development opportunities. As a result of this new strategy, the Company has substantially increased its total proved reserves and reserve life; its assets and production through three acquisitions and ongoing development efforts; the percentage of operated properties has increased significantly; its inventory of acreage and drilling locations in resource plays has increased and its management team has been expanded.

Recent Events

Triad Acquisition. On February 12, 2010, the Company closed the acquisition of privately-held Triad Energy Corporation and certain of its affiliates (collectively, “Triad”), an Appalachian Basin focused energy company. Triad had previously been operating under Chapter 11 of the United States Bankruptcy Code. Triad’s operations are located in the Ohio, West Virginia and Kentucky portions of the Appalachian Basin. The Triad acquisition included (i) conventional, mature oil fields currently under primary and secondary development with approximately 5.1 MMBoe of proved reserves (65% oil); and over 2,000 producing wells (99% of which are operated); (ii) approximately 87,000 net acres including approximately 47,000 net acres in the prolific Marcellus Shale; (iii) 182 miles of right-of-way that will allow for the construction of a new pipeline system that will provide Magnum Hunter with significant take-away capacity for our Marcellus Shale gas and substantial revenue from transporting third-party gas; (iv) service equipment including three drilling rigs; and (v) two commercial salt water disposal facilities.  These assets are now held in our wholly-owned subsidiaries Triad Hunter, LLC, Alpha Hunter Drilling, LLC, Eureka Hunter Pipeline, LLC, Hunter Disposal, LLC and Hunter Real Estate, LLC.  Consideration for the assets acquired from Triad totaled $81.6 million, consisting of:

●	$55.2 million repayment of Triad senior debt via drawing under the new Restated Credit Facility discussed below;
●	$15.0 million of our Series B Redeemable Convertible Preferred;
●	$8.0 million in cash ($4.3 million net); and
●	Assumption of approximately $3.4 million of equipment indebtedness.

For additional information, see Note 5 in the accompanying notes to our condensed consolidated financial statements.

Bank of Montreal Credit Facilities. On November 23, 2009, we entered into a $150.0 million Credit Agreement with Bank of Montreal. The Credit Agreement provided for an asset-based, three-year senior secured revolving credit facility, with an initial borrowing base availability of $25.0 million. On February 12, 2010 we amended and restated the Credit Agreement with Bank of Montreal and Capital One, NA, providing for a borrowing base of $70.0 million in two tranches (Tranche A of $60.0 million and Tranche B of $10.0 million, with borrowing under Tranche B subject to special repayment provisions and restrictions) to allow sufficient capital for the acquisition of Triad. Tranche B was later reduced to $9.0 million due to scheduled amortization.  On May 13, 2010, the Credit Agreement was further amended and restated and the borrowing base was increased to $75.0 million, in a single tranche facility, eliminating the Tranche B. This will provide us with an additional $6.0 million in liquidity to assist in funding our recently expanded capital expenditure program in 2010 as well as reduce our overall interest expense.

Equity Financings. Throughout the second half of 2009 and through August 9, 2010, the Company raised substantial cash through equity transactions which was used to finance the Triad acquisition and a portion of our capital expenditure budget for 2010. Those transactions included:

●
$40.4 million of common equity financings including, (i) $11.1 million in two private placements on November 10 and 11, 2009 at price of $1.73 per share;  (ii) $3.8 million in private placement offering which included certain members of senior management and members of the Board of Directors at an average price of $1.65 per share; and, (iii) approximately $25.5 million of common stock through At The Market (ATM) offerings at an average price of $2.80 per share.

●
$18.0 million in gross proceeds from the issuance of our 10.25% Series C Cumulative Perpetual Preferred Stock, at a price of $25.00 per share through (i) $5.4 million in underwritten public offering; and (ii) $12.6 million through our ATM.

●	$13.0 million in gross proceeds from exercise of 1,362,504 of our $2.50 common stock warrants and 4,792,350 of our $2.00 common stock warrants.

We plan to continue raising both preferred and common equity in the future depending on our capital expenditures program and market conditions.

Capital Expenditure Budget for 2010. On April 27, 2010, our Board of Directors approved management’s plan to increase our capital expenditure budget to $55.0 million from the previously approved $25.0 million for the fiscal year 2010. The $30.0 million of additional capital spending will be financed out of increased liquidity under our Credit Agreement, available capital through exercise of warrants and options; issuance of common and Series C preferred stock under the Company’s ATM facilities and increased cash flows as a result of the Triad acquisition. For additional information see the discussion in Liquidity and Capital Resources below.

Mid−Year 2010 Proved Oil and Gas Reserves. The following table sets forth summary information regarding our estimated proved reserves as of June 30, 2010. We determined the natural gas equivalent of oil and NGLs by using a conversion ratio of six Mcf of natural gas to one Bbl of oil or NGLs. The standardized measure of discounted future net cash flows for our proved reserves at June 30, 2010, was $130.3 million. The PV−10 of our estimated proved reserves at June 30, 2010, was $173.3 million.

Description
Proved Developed Reserves
Oil (MBbls)	3,914.4
NGLs (MBbls)	553.0
Natural Gas (MMcf)	13,801.3
Total Proved Developed Reserves (Mboe)	6,767.6

Proved Undeveloped Reserves
Oil (MBbls)	3,322.4
NGLs (MBbls)	412.2
Natural Gas (MMcf)	7,975.9
Total Proved Undeveloped Reserves (Mboe)	5,063.9

Total Proved Reserves (MBoe)	11,831.5

SEC PV-10 Value ($MM)	$173.3
Standardized Measure ($MM)	$130.3

The estimates of the Company's total proved reserves as of December 31, 2009 and as of June 30, 2010 were prepared by our third party engineering consultants. Estimates of the PV−10 of our proved reserves were prepared by the Company’s reservoir engineers.

Proved reserve volumes and PV−10 were estimated based on the unweighted, arithmetic average of the closing price on the first day of each month for the 12−month period prior to June 30, 2010, for natural gas, oil and NGLs. Natural gas volumes were calculated based on the average Henry Hub spot price of $4.10 per MMBtu. Oil volumes were calculated based on the average West Texas Intermediate, or WTI, posted price of $75.76 per Bbl. All prices were adjusted for energy content, quality and basis differentials by field and were held constant through the lives of the properties.

PV−10 is our estimate of the present value of future net revenues from proved oil and gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. PV−10 is a non−GAAP, financial measure and generally differs from the standardized measure of discounted future net cash flows, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future cash flows. PV−10 should not be considered as an alternative to the standardized measure of discounted future net cash flows as computed under GAAP.

The following table shows our reconciliation of our PV−10 to the standardized measure of discounted future net cash flows (the most directly comparable measure calculated and presented in accordance with GAAP). The estimated future net revenues are discounted at an annual rate of 10% to determine their “present value.”

($ in Millions)
As of June 30,
2010
Future cash inflows	$648.2
Future production costs	221.3
Future development cost	55.6
Future income tax expense	78.8
Future net cash flows	292.4
10% annual discount for estimated timing of cash flows	162.1
Standardized measure of discounted future net cash flows related to proved reserves	$130.3

Reconciliation of Non-GAAP Measure
PV-10	173.3
Less: Income taxes
Undiscounted future income taxes	(78.8)
10% discount factor	35.9
Future discounted income taxes	(43.0)

Standardized measure of discounted future net cash flows	$130.3

We believe PV−10 to be an important measure for evaluating the relative significance of our oil and gas properties and that the presentation of the non−GAAP financial measure of PV−10 provides useful information to investors because it is widely used by professional analysts and investors in evaluating oil and gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pretax measure is valuable for evaluating the Company. We believe that PV−10 is a financial measure routinely used and calculated similarly by other companies in the oil and gas industry.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASC 2010-06, Improving Disclosures about Fair Value Measurements (ASC 820-10). These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures, excluding the Level 3 activity disclosures, did not have a material impact on our notes to the consolidated condensed financial statements. See Note 4 – Fair Value Measurements for additional information. We are still evaluating the impact of the Level 3 disclosure requirements on our notes to the consolidated condensed financial statements.

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

Results of Operations

The following table sets forth summary information regarding natural gas, oil and NGL revenues, production, average product prices and average production costs and expenses for the three and six  months ended June 30, 2010 and 2009, respectively. See a glossary of terms used below the table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues (in thousands)
Oil	$6,621	$1,888	$11,714	$3,017
Gas	1,260	326	3,078	721
NGLs	463	215	847	508
Total oil and gas sales	8,344	2,429	15,639	4,246
Field operations revenue	$1,397	$2	$1,916	$2

Production
Oil (MBbls)	93	37	163	70
Gas (MMcfs)	330	128	598	250
NGLs (MBbls)	12	11	21	23
Total (MBoe)	160	69	283	135
Total (Boe/d)	1,755	761	1,566	746

Average prices
Oil (per Bbl)	$71.20	$51.19	$71.76	$42.95
Gas (per Mcf)	3.81	2.55	5.15	2.89
NGLs (per Bbl)	39.80	19.44	41.32	21.95
Total average price (per Boe)	$52.25	$35.09	$55.19	$31.45

Costs and expenses (per Boe)
Lease operating expense (see Footnote 3)	$19.01	$14.79	$18.55	$15.13
Severance tax expense	3.87	2.24	3.68	2.06
Marketing expense	1.22	1.36	1.07	1.45
Exploration expense	2.34	0.28	2.91	0.84
Field operations expense	9.06	-	6.50	-
General and administrative expense (see Footnote 1 and 2 below)	40.71	20.91	46.83	16.25
Depletion, depreciation and accretion	20.70	11.55	17.11	15.61

(1)
General and administrative expense includes (i) acquisition related expenses of $0.56 per Boe and none, (ii) bonus accrual of $6.49 per Boe and none, (iii) non-cash stock compensation of $17.34 per Boe and $7.50 per Boe and (iv) non-recurring legal expenses of $2.30 per Boe and none for the three month periods ended June 30, 2010 and 2009, respectively.

(2)
General and administrative expense includes (i) acquisition related expenses of $4.92 per Boe and none, (ii) bonus accrual of $10.55 per Boe and none, (iii) non-cash stock compensation of $14.55 per Boe and $5.28 per Boe, and (iv) non-recurring legal expenses of $1.30 per Boe and none for the six month periods ended June 30, 2010 and 2009, respectively.

(3)	Lease operating expense includes nonrecurring LOE of $3.22 per Boe and $2.95 per Boe, respectively, for the three and six months ended June 30, 2010.

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

Three Months Ending June 30, 2010 and 2009

Oil and gas production.- Oil and gas production increased 131% to 159.7 MBoe for the three months ended June 30, 2010 from 69.2 MBoe for the three months ended June 30, 2009.  Production for the 2010 period was 66% oil and NGLs and 34% natural gas compared to 69% oil and NGLs and 31% natural gas for the 2009 period. Our average daily production on a Boe basis was 1,755 Boe per day for the 2010 period compared to 761 Boe per day for the 2009 period. The Triad Acquisition completed on February 12, 2010 accounted for 78.4 MBoe, or 87% of the increase in production on a Boe basis. The Sharon Acquisition completed September 30, 2009 accounted for approximately 2.9 MBoe, or 3% of the increase in production on a Boe basis.   Other areas contributing to the production increase include our South Texas area which was acquired along with Sharon Resources, Inc. in September 2009 where we drilled one well in November 2009 and reentered and recompleted two additional wells in March and June 2010.  We also experienced an increase in production in our North Dakota area due to the effect of unitization and waterflood operations which are currently ongoing, and in our our East Chalkley Field in Louisiana due to our acquisition of additional interest in the field in July of 2009. We also drilled a successful development well in the East Chaulkley field in December 2009. We also experienced production increases in our Cinco Terry property in West Texas, due to a drilling program currently in progress which is expected to continue for the remainder of fiscal 2010.  We expect the Company’s production to increase during the remainder of 2010 due to our acquisition of Triad and other properties and our recently expanded capital expenditure budget, which includes the drilling of new wells in the Eagle Ford Shale in South Texas and the Marcellus Shale in West Virginia.

Oil and gas sales.  Oil and gas sales increased approximately $5.9 million, or 244%, for the three months ended June 30, 2010 to approximately $8.3 million from approximately $2.4 million for the three months ended June 30, 2009. The increase in oil and gas sales principally resulted from increased production as a result of the completion of the Triad Acquisition in February 2010, the Sharon Acquisition in September 2009 and increases in the prices we received for our oil, natural gas and NGL production. The average price we received for our production increased to $52.25 per Boe in the 2010 period compared to $35.09 per Boe in the 2009 period, a 49% increase. Approximately 20% of the increase in oil and gas sales was attributable to the increase in oil and gas prices and approximately 80% was attributable to the increase in production volumes. The prices we receive for our products are generally tied to commodity index prices. We periodically enter into commodity derivative contracts in an attempt to offset some of the variability in prices.  (See the discussion of commodity derivative activities in Note 6 to our condensed consolidated financial statements.)

Field operations revenue and expense and other.  Field operations revenue was approximately $1,397,000 for the three months ended June 30, 2010.  Field operations expense was approximately $1,446,000 for the three months ended June 30, 2010.  Nearly all of these increases resulted from the Triad Acquisition, and includes revenue and expense from services provided to third parties for drilling, well servicing, natural gas transportation, salt water disposal, and operating services.  Field operations revenues reported in 2009 were for operator fees charged to non-affiliated owners of wells we operate.  Other revenue was approximately $63,000 for the 2010 period and $100,000 for the 2009 period.  The 2010 period included gain on sale of assets and other income while the 2009 period included a settlement received from a joint venture partner for failure to comply with a drilling commitment.  Field operations revenues declined in May and June of 2010 due to the temporary idling of two drilling rigs in connection with the acquisition of our client, Dominion Resources, by CNX Gas.  The Company expects such rigs to be utilized under new contracts commencing in August 2010 and is currently utilizing one of its drilling rigs to drill several Marcellus Shale wells.

Lease operating expense.  Our lease operating expenses, or LOE, increased approximately $2.0 million, or 197%, for the three months ended June 30, 2010 to approximately $3.0 million ($19.01 per Boe) from approximately $1.0 million ($14.79 per Boe) for the three months ended June 30, 2009. The increase in LOE was primarily attributable to the Triad Acquisition, which accounted for 77% of the increase and nonrecurring costs of $515,000 ($3.22 per Boe). The 29% increase in LOE on a Boe basis was primarily due to remedial costs incurred at our Williston Field in North Dakota.  Triad’s cost per Boe at June 30, 2010 is approximately 9% higher than our other properties due to the existence of older, legacy type oil fields that experience higher operating costs. The Company is working to implement a cost reduction program in an attempt to bring costs in line with the remainder of our production. Of the total increase in LOE, approximately 85% was due to production volume increases and 15% was due to price increases.

Severance taxes and marketing.  Our severance taxes increased approximately $463,000, or 299%, for the three months ended June 30, 2010 to approximately $618,000 from approximately $155,000 for the three months ended June 30, 2009. Of the increase in severance taxes, 76% was attributable to the increase in oil and gas production and 24% was attributable to increase in prices received on production sold. Marketing expenses increased approximately $101,000, or 107%, for the three months ended June 30, 2010 to approximately $196,000 from approximately $94,000 for the three months ended June 30, 2009. Severance taxes and marketing amounted to approximately 9.7% and 10.3% of oil and gas sales for the three months ended June 30, 2010 and 2009, respectively.

Exploration expense.  We recorded approximately $374,000 of exploration expense for the three months ended June 30, 2010, compared to approximately $19,000 for the three months ended June 30, 2009. Exploration expense in the 2010 period resulted primarily from expenses incurred for 3-D seismic acquired across our Cinco Terry Field and Eagle Ford Shale Prospect. Due to additional 3-D expenses from the seismic acquisition across Cinco Terry, lease renewals and expirations, and expanded capital expenditure budget, exploration expense may further increase in fiscal 2010.

Depletion, depreciation and accretion.  Our depletion, depreciation and accretion expense, or DD&A,  increased approximately $2.5 million, or 314%, to approximately $3.3 million for the three months ended June 30, 2010 from approximately $799,000 for the three months ended June 30, 2009. Our DD&A per Boe increased by $9.16, or 79%, to $20.70 per Boe for the three months ended June 30, 2010, compared to $11.55 per Boe for the three months ended June 30, 2009. The increase in DD&A expense per Boe was primarily attributable to higher depletion rates attributable to the Triad acquisition.

General and administrative.  Our general and administrative expenses, or G&A, increased approximately $5.1 million, or 349%, to approximately $6.5 million ($40.71 per Boe) for the three months ended June 30, 2010 from approximately $1.4 million ($20.91 per Boe) for the three months ended June 30, 2009. Our G&A for 2010 included higher salaries and related employee benefit costs, higher rental expense and office costs and higher consulting and non-professional services related to our ongoing expansion efforts commenced in June of 2009. In addition, our G&A included substantial noncash and nonrecurring charges including: (i) higher share-based compensation of $2.8 million ($17.34 per Boe), representing non cash stock compensation granted to our employees; (ii) bonus accruals of approximately $1.0 million ($6.49 per Boe) granted to employees; (iii) acquisition related costs of approximately $90,000 ($0.56 per Boe) which were for legal, consulting and other costs related to the Triad Acquisition which closed on February 12, 2010 (these costs were expensed due to the requirements of ASC 805 which states that acquisition costs must be expensed rather than capitalized as part of the cost of the asset being acquired for years beginning in 2009); and  (iv) nonrecurring legal and other expenses amounting to approximately $367,000 ($2.30 per Boe) primarily related to compensation plans, acquisitions, and other general matters. Non-cash G&A expenses totaled approximately $2.8 million ($17.34 per Boe) and approximately $519,000 ($7.50 per Boe) for the 2010 and 2009 periods, respectively. We expect overall G&A costs, including recurring and non-recurring expenses, to increase for the remainder of 2010.

Interest expense, net.  Our interest expense, net of interest income, increased approximately $548,000, or 90% to approximately $1.2 million for the three months ended June 30, 2010 from approximately $607,000 for the three months ended June 30, 2009. This increase was substantially the result of our higher average debt level during 2010 offset by lower overall interest rates.

Commodity derivative activities.  Realized gains and losses from our commodity derivative activity increased our earnings by approximately $100,000 and $756,000 for the three months ended June 30, 2010 and 2009, respectively. Realized gains and losses are derived from the relative movement of oil and gas prices on the products we sell in relation to the range of prices in our derivative contracts for the respective three months. We had an unrealized gain on commodity derivatives of approximately $1.2 million for the three months ended June 30, 2010 and an unrealized loss on commodity derivatives of approximately $2.5 million for the three months ended June 30, 2009. As commodity prices increase, the fair value of the open portion of those positions decreases.  As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record all changes in realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts”.  Our gain or loss from realized and unrealized derivative contracts was a gain of approximately $1.3 million and a loss of approximately $1.8 million for the three months ended June 30, 2010 and 2009, respectively. (See Note 6 to our condensed consolidated financial statements for more information.)

Net (income) loss attributable to non-controlling interest.  Net (income) loss from non-controlling interest was $2,440 for the three months ended June 30, 2010 versus $(3,987) for the same period in 2009. This represents 12.5% of the gain or loss incurred by our subsidiary, PRC Williston. We record a non-controlling interest in the results of operations of this subsidiary because we are contractually obligated to make distributions to the holders of this interest whenever we make distributions to ourselves from the subsidiary company.

Dividends on Preferred Stock.  Dividends on our Series C Preferred Stock were approximately $369,000 for the three months ended June 30, 2010. The Series C Preferred Stock has a stated value of approximately $14.9 million at June 30, 2010 and carries a cumulative dividend rate of 10.25% per annum.  The Series C Preferred Stock was initially issued on December 13, 2009. Dividends on our Series B Preferred Stock were approximately $77,000 for the 2010 period. The Series B Preferred Stock had a stated value of $15.0 million, carried a cumulative dividend rate of 2.75% per annum, and was issued on February 12, 2010 in connection with the acquisition of Triad. In June 2010, 1,000,000 shares of the Series B Preferred Stock was converted to 1,000,000 shares of common stock and 3,000,000 shares of the Series B Preferred Stock was redeemed for $11.25 million in cash.

Six Months Ending June 30, 2010 and 2009

Oil and gas production. Oil and gas production increased 110% to approximately 283.4 MBoe for the six months ended June 30, 2010 from approximately 135.0 MBoe for the six months ended June 30, 2009.  Production for the 2010 period was 65% oil and NGLs and 35% natural gas compared to 69% oil and NGLs and 31% natural gas for the 2009 period. Our average daily production on a Boe basis was approximately 1,566 Boe per day for the 2010 period compared to approximately 746 Boe per day for the 2009 period. The Triad Acquisition completed on February 12, 2010 accounted for approximately 131.6 MBoe, or 89% of the increase in production on a Boe basis. The Sharon Acquisition completed September 30, 2009 accounted for approximately 6.6 MBoe, or 4% of the increase in production on a Boe basis.  Other areas contributing to the production increase include our South Texas area which was acquired along with Sharon Resources, Inc. in September 2009 where we drilled one well in November 2009 and reentered and recompleted two additional wells in March and June 2010.  We also experienced an increase in production in our North Dakota area due to the effect of unitization and waterflood operations which are currently ongoing.  Production in our East Chalkley Field increased due to our acquisition of additional interest in the field in July of 2009 and the drilling of a successful development well in this field in December 2009. We experienced production declines in our Cinco Terry property in West Texas, during the six month period due to natural decline of the field, but experienced an increase in the second quarter of 2010 and expect increased production during the remainder of 2010 due to an ongoing drilling program in progress.  We expect the Company’s production to increase during the remainder of 2010 due to our acquisition of Triad and Sharon and from our recently expanded capital expenditure budget, which includes the drilling of new wells in the Eagle Ford Shale in South Texas and the Marcellus Shale in West Virginia.

Oil and gas sales.  Oil and gas sales increased approximately $11.4 million, or 268%, for the six months ended June 30, 2010 to approximately $15.6 million from approximately $4.2 million for the six months ended June 30, 2009. The increase in oil and gas sales principally resulted from increased production as a result of the completion of the Triad Acquisition in February 2010 and increases in the prices we received for our oil, natural gas and NGL production. The average price we received for our production increased to $55.19 per Boe in the 2010 period compared to $31.45 per Boe in the 2009 period, a 76% increase. Of the increase in oil and gas sales, approximately 28% was attributable to an increase in oil and gas prices, while approximately 72% of the increase was attributable to the increase in production volumes. The prices we receive for our products are generally tied to commodity index prices. We periodically enter into commodity derivative contracts in an attempt to offset some of the variability in prices.  (See the discussion of commodity derivative activities in Note 6 to our condensed consolidated financial statements.)

Field operations revenue and expense and other.  Field operations revenue was approximately $1.9 million for the six months ended June 30, 2010.  Field operations expense was approximately $1.8 million for the six months ended June 30, 2010.  Nearly all of these increases resulted from the Triad Acquisition, and includes revenue and expense from services provided to third parties for drilling, well servicing, natural gas transportation, salt water disposal, and operating services. Field operations revenues reported in the 2009 period were for operator fees charged to non-affiliated owners of wells we operate.  Other revenue was approximately $73,000 for the 2010 period and $200,000 for the 2009 period.  The 2010 period included gain on sale of assets and other income while the 2009 period included a settlement received from a joint venture partner for failure to comply with a drilling commitment.  Field operations revenues declined in May and June of 2010 due to the temporary idling of two drilling rigs in connection with the acquisition of our client, Dominion Resources, by CNX Gas.  The Company expects such rigs to be utilized under new contracts commencing in August 2010.  In addition, the Company is currently utilizing one of its drilling rigs to drill several Marcellus wells for its own account.

Lease operating expense.  Our lease operating expense, or LOE,  increased approximately $3.2 million, or 157%, for the six months ended June 30, 2010 to approximately $5.3 million ($18.55 per Boe) from approximately $2.0 million ($15.13 per Boe) for the six months ended June 30, 2009. The increase in LOE was primarily attributable to the Triad Acquisition, which accounted for 81% of the increase and non recurring costs of approximately $836,000 ($2.95 per Boe). The 23% increase in LOE on a  Boe basis was primarily due to remedial costs incurred at our Williston Field in North Dakota and to Triad’s cost per Boe being approximately 13% higher than our other properties due to the existence of older, legacy type oil fields that experience higher operating costs. The Company is working to implement a cost reduction program to bring costs in line with the remainder of our production. Of the total increase in LOE, approximately 86% was due to production volume increases and 14% was due to price increases.

Severance taxes and marketing.  Our severance taxes increased approximately $764,000, or 274%, for the six months ended June 30, 2010 to approximately $1.0 million from approximately $279,000 for the six months ended June 30, 2009. Of the increase in severance taxes, 71% was attributable to the increase in oil and gas production and 29% was attributable to increase in prices received on production sold. Marketing expenses increased approximately $107,000, or 55%, for the six months ended June 30, 2010 to approximately $304,000 from approximately $196,000 for the six months ended June 30, 2009. We were the beneficiaries of an adjustment to marketing expenses passed to us from the operator of one of our fields for excess compression costs previously billed. Severance taxes and marketing amounted to approximately 9% and 11% of oil and gas sales for the six months ended June 30, 2010 and 2009, respectively.

Exploration expense.  We recorded approximately $825,000 of exploration expense for the six months ended June 30, 2010, compared to approximately $114,000 for the six months ended June 30, 2009. Exploration expense in the 2010 period resulted primarily from expenses incurred for 3-D seismic acquired across our Cinco Terry Field and Eagle Ford Shale Prospect. Due to additional 3-D expenses from the seismic acquisition across Cinco Terry, lease renewals and expirations, and expanded capital expenditure budget, exploration expense may increase in fiscal 2010.

Depletion, depreciation and accretion.  Our depletion, depreciation and accretion expense, or DD&A, increased approximately $2.7 million, or 130%, to approximately $4.8 million for the six months ended June 30, 2010 from approximately $2.1 million for the six months ended June 30, 2009. Our DD&A per Boe increased by $1.51, or 10%, to $17.11 per Boe for the six months ended June 30, 2010, compared to $15.61 per Boe for the six months ended June 30, 2009. The increase in DD&A expense per Boe was primarily attributable to higher depletion rates caused by the acquisition of Triad.

General and administrative.  Our general and administrative expenses, or G&A, increased approximately $11.1 million, or 505%, to approximately $13.3 million ($46.83 per Boe) for the six months ended June 30, 2010 from approximately $2.2 million ($16.25 per Boe) for the six months ended June 30, 2009. Our G&A for 2010 included higher salaries and related employee benefits, higher rent and office costs, and higher professional and consulting salaries related to the ongoing expansion efforts of the Company commenced in June 2009. In addition, G&A costs include substantial non cash and non recurring expenses including; (i) higher share-based compensation of $4.1 million ($14.55 per Boe) (representing non cash stock compensation to employees); (ii) bonus accruals of approximately $3.0 million ($10.55 per Boe); (iii) acquisition related costs of approximately $1.4 million ($4.92 per Boe) which were for legal, consulting and other costs related to the Triad Acquisition which closed on February 12, 2010 (these costs were expensed due to the requirements of ASC 805 which states that acquisition costs must be expensed rather than capitalized as part of the cost of the asset being acquired for years beginning in 2009); and (iv) nonrecurring legal and other expenses of approximately $367,000 ($1.30 per Boe) primarily related to compensation plans, acquisitions, and other general matters. Non-cash G&A expenses totaled approximately $4.1 million ($14.55 per Boe) and approximately $712,000 ($5.28 per Boe) for the 2010 and 2009 periods. We expect overall G&A costs including recurring and non-recurring expenses to increase in 2010 due to the acquisition of Triad and ongoing expansion activities of the Company.

Interest expense, net.  Our interest expense, net of interest income, increased approximately $738,000, or 63% to approximately $1.9 million for the six months ended June 30, 2010 from approximately $1.2 million for the six months ended June 30, 2009. This increase was substantially the result of our higher average debt level during 2010 offset by lower interest rates.

Commodity derivative activities.  Realized gains and losses from our commodity derivative activity increased our earnings by approximately $3.1 million and approximately $1.8 million for the six months ended June 30, 2010 and 2009, respectively. Realized gains and losses are derived from the relative movement of oil and gas prices on the products we sell in relation to the range of prices in our derivative contracts for the respective six months. The realized gain in the 2010 period included a gain of approximately $2.9 million from the early close-out of a derivative position in February 2010.  The unrealized loss on commodity derivatives was approximately $700,000 for the 2010 period and approximately $3.0 million for the 2009 period. As commodity prices increase, the fair value of the open portion of those positions decreases.  As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record all changes in realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts”.  Our gain or loss from realized and unrealized derivative contracts was a gain of approximately $2.4 million and a loss of approximately $1.2 million for the six months ended June 30, 2010 and 2009, respectively. (See Note 6 to our condensed consolidated financial statements for more information.)

Net (income) loss attributable to non-controlling interest.  Net (income) loss from non-controlling interest was approximately $(65,000) for the six months ended June 30, 2010 compared to $115,000 for the same period in 2009. This represents 12.5% of the gain or loss incurred by our subsidiary, PRC Williston. We record a non-controlling interest in the results of operations of this subsidiary because we are contractually obligated to make distributions to the holders of this interest whenever we make distributions to ourselves from the subsidiary company.

Dividends on Preferred Stock.  Dividends on our Series C Preferred Stock were approximately $578,000 for the six months ended June 30, 2010. The Series C Preferred Stock has a stated value of approximately $14.9 million, carries a cumulative dividend rate of 10.25% per annum, and was issued on December 13, 2009. Dividends on our Series B Preferred Stock were approximately $131,000 for the 2010 period. The Series B Preferred Stock had a stated value of $15.0 million, carried a cumulative dividend rate of 2.75% per annum, and was issued on February 12, 2010 in connection with the acquisition of Triad. The Series B Preferred Stock was redeemed on June 7, 2010 in exchange for cash and our common stock.

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

We intend to fund 2010 capital expenditures, excluding any acquisitions, primarily out of internally-generated cash flows and, as necessary, borrowings under our revolving credit facility, exercise of outstanding options and warrants, and selective issuances of equity securities under our ATM facility. As of June 30, 2010, we had approximately $4.6 million of cash on hand and $17.0 million available to borrow under our revolving credit facility, for total liquidity of approximately $21.6 million on that date. On July 27, 2010, the holders of our Series C Preferred Stock approved a proposal to increase the total number of authorized shares of the Series C Preferred Stock from 750,000 to 4,000,000 shares, which will allow us to continue sale of these securities under our ATM facility for our capital and liquidity needs.

For the six months ended June 30, 2010, our primary sources of cash were from financing and operating activities and cash on hand at the beginning of the year. Approximately $76.7 million of cash came from financing activities, approximately $3.3 million of cash came from operating activities and approximately $2.3 million of cash was on hand at the beginning of the period. Cash was used to fund our investment activities of approximately $77.7 million during the period, including the acquisition of Triad.
For the six months ended June 30, 2009, our primary sources of cash were from financing activities, operating activities and cash on hand at the beginning of the year. Approximately $1.1 million of cash provided by financing activities, approximately $1.3 million of cash provided by operating activities, and approximately $6.1 million of cash was on hand was used to fund our capital expenditures of approximately $7.8 million.

The following table summarizes our sources and uses of cash for the periods noted:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows provided by operating activities	$3,289	$1,254
Cash flows used in investing activities	(77,652)	(7,831)
Cash flows provided by financing activities	76,727	1,134
Net increase (decrease) in cash and cash equivalents	$2,364	$(5,443)

In November 2009, we were able to secure a new $150 million credit facility with BMO with an initial borrowing base of $25 million. The revolving credit agreement was amended and restated on February 12, 2010, in connection with the Triad Acquisition, and the borrowing base was increased to $70 million, including $60.0 million of Tranche A and $10.0 million of Tranche B. On May 13, 2010, the Credit Agreement was further amended and restated and the borrowing base was increased to $75.0 million, in a single tranche facility, eliminating the Tranche B. As of June 30, 2010 our borrowings under the facility were $58.0 million.

There are several factors that will affect our liquidity for the remainder of 2010.  We anticipate having increased operating cash flows as a result of the Triad Acquisition along with increased interest expense due to higher debt levels and higher dividend costs due to the issuance of our Series C Preferred Stock. We also expect to have increased salary and other administrative costs associated with the increased number of employees resulting from the Triad acquisition and active expansion of our activity levels.  The increase in our borrowing base under our revolving credit agreement to $75.0 million on May 13, 2010 resulted in increased liquidity available to us. During the three months ended June 30, 2010, we received approximately $13.0 million in gross proceeds from the exercise of 1,362,604 of our $2.50 common stock warrants and 4,792,350 of our $2.00 common stock warrants. We expect the additional operating cash flows from the Triad acquisition, additional liquidity under the credit agreement, and cash provided by the continued issuance of new common and preferred stock in 2010 will provide the cash necessary to meet all currently budgeted operating and capital expenditure requirements for the remainder of the 2010 year.

Operating Activities

In comparing the three month periods ended June 30, 2010 and 2009, our cash flows from operations increased by approximately $2.0 million.

Investing Activities

Our cash flows used in investing activities for the six months ended June 30, 2010 were for the Triad Acquisition of approximately $59.5 million, approximately $11.4 million for the acquisition of undeveloped leasehold interests, primarily in the Eagle Ford Shale in South Texas and the Marcellus Shale in West Virginia, approximately $1.3 million for exploratory drilling in South Texas, approximately $3.3 million gross ($2.6 million net after applying previously paid drilling advances) in development drilling in our Cinco Terry, North Dakota, and East Chalkley fields, and approximately $1.7 million in pipeline and other development expenditures, resulting in approximately $17.9 million in gross capital expenditures ($17.2 million net of drilling advances) in the 2010 period. We also made advances of approximately $967,000 and had proceeds from sale of assets of approximately $30,000 in the 2010 period.  The Company incurred approximately $7.8 million in capital expenditures during the comparable 2009 period.

Financing Activities

We borrowed $70.0 million and repaid $25.0 million under our revolving credit facility in the 2010 period versus no borrowings or repayments in the 2009 period. The amount borrowed under the revolving credit facility in 2010 was principally used to fund the Triad acquisition.  We spent approximately $2.6 million in the 2010 period for deferred financing costs on the amendment and restatement of our revolving credit facility and the expansion of our borrowing base to $75.0 million. We received approximately $433,000 and approximately $1.2 million in proceeds from other loans in the 2010 and 2009 periods, respectively, and repaid approximately $576,000 and approximately $84,000 of other loans in the 2010 and 2009 periods, respectively. We received approximately $24.4 million net from the issuance of approximately 8.5 million shares of our common stock, approximately $13.0 million from exercise of approximately 4.8 million of our $2.00 common stock warrants 1.4 million of our $2.50 common stock warrants and approximately $9.2 million net from the issuance of 379,310 shares our Series C Preferred Stock in the 2010 period versus none in the 2009 period. We also paid approximately $11.25 million upon redemption of 3,000,000 shares of our Series B Preferred Stock and issued 1,000,000 shares of common stock upon conversion of 1,000,000 shares of our Series B Preferred Stock, approximately $734,000 in dividends on our Series B and Series C Preferred Stock, and approximately $116,000 for surrendered stock options in the 2010 period versus none in the 2009 period.

We believe that cash flows from operations, continued issuance of our common stock and Series C Preferred stock under our ATM facility, available cash, and borrowings under our revolving credit facility will finance substantially all of our anticipated capital needs through 2010. We may also use our revolving credit facility for possible acquisitions and temporary working capital needs. Further, we may decide to opportunistically access the public or private equity or debt markets for potential acquisitions, working capital or other liquidity needs, if such financings are available on acceptable terms. In September 2009, we filed a “shelf” registration statement on Form S-3 registering up to $100 million of common stock, preferred stock, warrants and debt securities. The registration statement was declared effective by the SEC on October 15, 2009.

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

Our capital expenditure budget for 2010 is subject to change depending upon a number of factors, including economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the results of our development and exploration efforts, the availability of sufficient capital resources for drilling prospects, our financial results, the availability of leases on reasonable terms and our ability to obtain permits for the drilling locations. Through June 30, 2010, we had spent approximately $16.3 million on items covered by this budget. Our capital expenditures for the Eureka Hunter Pipeline are subject to certain restrictions in our revolving credit agreement as amended on May 13, 2010, discussed below.

Amended and Restated Credit Facility as of February 12, 2010

On February 12, 2010 we entered into an Amended and Restated Credit Agreement which increased the current borrowing base to $70 million.  The initial $70 million borrowing base consisted of a $60 million tranche “A” and a $10 million tranche “B”. Borrowings under the $10 million tranche B were to be reduced to an amount less than or equal to $9 million, $7 million, and $4 million on the three, six and nine month anniversaries, respectively, of the execution of the restated credit agreement. The Restated Credit Agreement has a commitment fee which ranges between 0.50% and 0.75%, based upon the unused portion of the borrowing base. Borrowings under the revolving facility will, at the Company’s election bear interest at either (i) an alternate base rate (“ABR”) equal to the higher of (A) Bank of Montreal’s base rate, (B) the Federal Funds Effective Rate, plus 0.5% per annum and the (C) the LIBO Rate for a one month interest period on such day, plus 1.0% or (ii) the adjusted LIBO rate, which is the rate stated on Reuters BBA Libor Rates C2BORO1 market for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus, in each of the cases described in (i) or (ii) above, an applicable margin ranging from 3.50% to 6.50% for ABR loans and from 4.50% to 7.50% for adjusted LIBO Rate loans until the earlier of the repayment of the $10 million tranche or the first anniversary and thereafter an applicable margin ranging from 1.50% to 2.50% for ABR loans and from 2.50% to 3.50% for adjusted LIBO Rate loans. The Restated Credit Facility also granted a security interest on up to 90% of our proved developed producing oil and gas properties. We used the initial advance under the facility to finance our acquisition of the Triad Companies on February 12, 2010.

Amended and Restated Credit Facility as of May 13, 2010

On May 13, 2010 we entered into an Amended and Restated Credit Agreement which increased the current borrowing base to $75.0 million.  This amendment effectively eliminates the Tranche B in the credit agreement. Additional provisions in the amendment change the designation of Eureka Hunter Pipeline, LLC to an unrestricted subsidiary under the terms of the credit agreement with a $1.0 million annual funding limit for contributions from Magnum Hunter made from operating cash flows and allowing an unlimited contribution if made from equity financings. The amendment also causes the interest rates and fees under the agreement to reset to those levels described above where the Tranche B has been repaid.  The interest rates will now be either (i) an alternate base rate (“ABR”) equal to the higher of (A) Bank of Montreal’s base rate, (B) the Federal Funds Effective Rate, plus 0.5% per annum and the (C) the LIBO Rate for a one month interest period on such day, plus 1.0% or (ii) the adjusted LIBO rate, which is the rate stated on Reuters BBA Libor Rates C2BORO1 market for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities. At June 30, 2010, we had $58.0 million outstanding under our Revolving Credit Facility with a weighted average interest rate of 4.5%.

Covenants

The Credit Agreement, as amended and restated on February 12, 2010, requires the Company to satisfy certain affirmative financial covenants, including maintaining (a) an interest coverage ratio (as such term is defined in the Credit Agreement) of not less than 2.5:1.0; (b) a ratio of total debt (as such term is defined in the Credit Agreement) to EBITDAX of not more than (1) 4.5:1.0 for the fiscal quarters ending December 31, 2009, March 31, 2010 and June 30, 2010 and (2) 4.0:1.0 for each fiscal quarter ending thereafter; and (c) a ratio of consolidated current assets (including available borrowing under its credit facility) to consolidated current liabilities of not less than 1.0:1.0.  The Company is also required to enter into certain commodity price hedging agreements pursuant to the terms of the Credit Agreement.  At June 30, 2010, we were in compliance with all of our then-applicable covenants and had not committed any acts of default under the credit agreement.

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

Our long-term debt is composed of borrowings under our revolving credit facility and term equipment debt assumed in the Triad acquisition. Interest on revolving debt is based on the rate applicable under our revolving credit facility, which was 4.5% at June 30, 2010. The term equipment debt has an average rate of approximately 6.25% at June 30, 2010. (See Note 8 in our condensed consolidated financial statements.)

In February 2007, we executed a five-year lease for approximately 2,900 square feet of office space in Houston, Texas.  In February 2009, we expanded our office space by executing a three-year lease for approximately 3,200 square feet of additional office space.  On September 30, 2009, we acquired Sharon Resources along with its 29 month commitment to rent 6,000 square feet of office space in Houston, Texas which was subsequently subleased commencing May 2010 through the end of the lease term.  In November 2009, we expanded our office space under an amendment to the lease by approximately 1,600 square feet.  Our rent payments are approximately $15,783, net of sublease amount, per month, including common area expenses. Triad had various lease commitments for periods ranging from five to ninety months at June 30, 2010, and with monthly payments of approximately $27,621 as of that date.

Our asset retirement obligation represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable federal, state and local laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The retirement obligation is recorded as a liability at its estimated present value as of the asset’s inception, with an offsetting increase to proved properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the income statement. Our asset retirement obligation increased approximately $2.4 million as a result of the Triad acquisition.

We have outstanding employment agreements with five officers for terms ranging from one to three years. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were all terminated without cause, was approximately $1.2 million at June 30, 2010.

The following table summarizes our contractual commitments as of June 30, 2010 (in thousands):

Contractual Obligations	Total	2010	2011 - 2012	2013 - 2014	After 2014
Long-term debt(1)	$61,313	$267	$59,144	$1,114	$788
Interest on long-term debt(2)	7,058	1,409	5,398	202	49
Operating lease obligations(3)	2,178	324	1,007	379	468
Asset retirement obligations(4)	4,512	-	716	109	3,687
Employment agreements with executive officers	1,179	590	589	-	-
Total	$76,240	$2,590	$66,854	$1,804	$4,992

(1)	See Note 8 to our consolidated financial statements for a discussion of our long-term debt.
(2)
Interest payments have been calculated by applying the interest rate of 4.5% that was effective at June 30, 2010 on our revolving credit facility debt and 6.25% to the outstanding term debt balance at June 30, 2010.

(3)	Operating lease obligations are for office space and equipment.
(4)	See Note 7 to our consolidated financial statements for a discussion of our asset retirement obligations.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2010, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, and operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Item 3.	Quantitative and qualitative disclosures about market risk.

Not required.

Item 4.	Controls and procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2010. Based on this evaluation, the CEO and CFO have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three and six months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, the outcome of which management believes will have a material adverse effect on the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2010, the Company sold an aggregate of 6,074,854 shares of its common stock pursuant to the exercise of certain warrants, as follows:

(a)  During the period from May 7, 2010 through June 17, 2010, the Company sold an aggregate of 4,792,350 shares of common stock pursuant to the exercise of certain warrants issued by the Company in 2005, at an exercise price of $2.00 per share, for total gross proceeds of approximately $9.6 million. The warrants were issued by the Company in connection with a private placement by the Company of units, consisting of shares of common stock and warrants to purchase shares of common stock, to fund the purchase of certain assets by the Company.

(b)  On June 13, 2010, the Company also sold an aggregate of 1,362,504 shares of common stock pursuant to the exercise of certain warrants issued by the Company in November 2009, at an exercise price of $2.50 per share, for total gross proceeds of approximately $3.4 million. The warrants were issued by the Company in connection with an offering by the Company of units, consisting of shares of common stock and warrants to purchase shares of common stock, to a limited number of investors for cash, which was registered under the Securities Act of 1933. These investors consisted of certain directors and officers of the Company and certain of their friends and associates.

In addition:

(a)  On May 12, 2010, the Company issued 7,500 shares of common stock to a former employee of the Company pursuant to his exercise of a stock option granted to him under the Company’s stock incentive plan. The Company received proceeds from the exercise of $8,775.

(b)  On May 26, 2010, the Company issued an aggregate of 15,193 shares of common stock to its non-management directors as payment of meeting fees owed to the directors for attendance at board and committee meetings. These shares were issued under the Company’s stock incentive plan.

(c)  On June 7, 2010, the Company issued 1,000,000 shares of common stock pursuant to the conversion by a shareholder of 1,000,000 shares of the Company’s Series B Convertible Preferred Stock, in accordance with the terms of the preferred stock.

All the shares described above were issued or sold by the Company in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 6.    EXHIBITS

Exhibit No.	Description

4.1	Certificate of Amendment of Certificate of Designation of Rights and Preferences of 10.25% Series C Cumulative Perpetual Preferred Stock (filed herewith).

10.1
First Amendment to Credit Agreement, dated as of May 13, 2010, by and among the Company, Bank of Montreal, as administrative agent, Capital One, N.A., as syndication agent, and the guarantors and lenders party thereto (incorporated by reference from Magnum Hunter Resources Corporation’s Current Report on Form 8-K filed on May 19, 2010).

10.2
At the Market Sales Agreement by and among the Company and McNicoll, Lewis & Vlack LLC as sales agent (incorporated by reference from Magnum Hunter Resources Corporation’s Current Report on Form 8-K filed on June 24, 2010).

10.3
At the Market Sales Agreement by and among the Company and McNicoll, Lewis & Vlack LLC as sales agent (incorporated by reference from Magnum Hunter Resources Corporation’s Current Report on Form 8-K filed on June 25, 2010).

31.1	Certification of Chairman Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32	Certification of Chairman and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MAGNUM HUNTER RESOURCES CORPORATION

Date: August 12, 2010	/s/ Gary C. Evans
Gary C. Evans,
Chairman and Chief Executive Officer

Date: August 12, 2010	/s/ Ronald D. Ormand
Ronald D. Ormand,
Executive Vice President and Chief Financial Officer