Form 10-Q/A
period 2010-06-30
MAGNUM HUNTER RESOURCES CORP
filed 2010-08-25
CIK 1335190

FORM 10-Q/A
Amendment No. 1

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

As of August 12, 2010 there were 67,845,009 shares of the registrant’s common stock ($.01 par value) outstanding.

MAGNUM HUNTER RESOURCES CORPORATION

TABLE OF CONTENTS

Page

Part II. OTHER INFORMATION	4

Item 6. Exhibits	4

SIGNATURES	5

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends Magnum Hunter Resources Corporation’s (“Magnum Hunter”) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, originally filed on August 12, 2010 (the “Existing Filing”). Magnum Hunter is filing this Amendment to correct the number of outstanding shares of its common stock set forth on the facing page of the Existing Filing, which inadvertently included shares held in treasury. The correct number of outstanding shares of common stock as of August 12, 2010 is 67,845,009 as is set forth on the facing page of this Amendment, correcting and reducing the overstated outstanding share count on the Existing Filing of 68,606,661 by 761,652 shares. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, Magnum Hunter is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Existing Filing.  This Amendment continues to speak as of the date of the Existing Filing, and Magnum Hunter has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Existing Filing.

Part II

ITEM 6.    EXHIBITS

Exhibit No.	Description
31.1	Certification of Chairman Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32	Certification of Chairman and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES CORPORATION
Date: August 25, 2010	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman of the Board and Chief Executive Officer (Authorized Signatory)