Form 10-Q
period 2010-09-30
MAGNUM HUNTER RESOURCES CORP
filed 2010-11-12
CIK 1335190

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010 there were 68,664,759 shares of the registrant’s common stock ($.01 par value) outstanding.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED September 30, 2010

MAGNUM HUNTER RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$836,601	$2,281,568
Accounts receivable	7,002,332	3,236,043
Derivative assets	573,657	1,261,534
Prepaids and other current assets	1,433,235	94,113
Total current assets	9,845,825	6,873,258

PROPERTY AND EQUIPMENT (Net of Accumulated Depletion and Depreciation):
Oil and natural gas properties, successful efforts accounting
Unproved	48,169,404	11,887,483
Proved properties	104,232,733	43,995,567
Equipment and other fixed assets	15,065,160	1,655,582
Total property and equipment, net	167,467,297	57,538,632

OTHERS ASSETS:
Derivative assets	529,836	1,092,152
Other assets	1,600,250	67,253
Deferred financing costs, net of amortization of $861,086 and $35,831 respectively	2,781,741	1,012,756
Total assets	$182,224,949	$66,584,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,105,988	$4,852,221
Accrued liabilities	4,269,193	885,622
Revenue payable	2,408,129	342,585
Dividend payable	-	25,654
Current portion of notes payable	568,562	44,157
Derivative liability	-	69,136
Total current liabilities	24,351,872	6,219,375

Payable on sale of partnership	640,695	640,695
Notes payable, less current portion	52,689,323	13,000,000
Asset retirement obligation	4,634,858	2,032,306
Total liabilities	82,316,748	21,892,376

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
Series C Cumulative Perpetual Preferred Stock, cumulative dividend rate 10.25% per annum, 4,000,000 authorized, 1,153,741 and 214,950 issued & outstanding as of September 30, 2010 and December 31, 2009, respectively, with liquidation preference of $25.00 per share	28,843,525	5,373,750
SHAREHOLDERS’ EQUITY:
Preferred stock, 6,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 68,885,661 and 50,591,610 shares
issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	688,857	505,916
Additional paid in capital	118,317,477	71,936,306
Accumulated deficit	(47,501,911)	(33,135,693)
Treasury Stock, previously deposit on Triad, at cost, 761,652 shares	(1,310,357)	(1,310,357)
Unearned common stock in KSOP, at cost, 137,900 shares	(542,366)	-
Total Magnum Hunter Resources Corporation shareholders' equity	69,651,700	37,996,172
Non-controlling interest	1,412,976	1,321,753
Total Equity	71,064,676	39,317,925
Total liabilities and shareholders' equity	$182,224,949	$66,584,051

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUE:
Oil and gas sales	$8,281,723	$2,320,514	$23,920,482	$6,566,441
Field operations and other	1,341,715	-	3,330,013	200,000
Total revenue	9,623,438	2,320,514	27,250,495	6,766,441

EXPENSES:
Lease operating expenses	2,897,910	1,288,850	8,153,941	3,806,617
Severance taxes and marketing	820,511	-	2,167,359	-
Exploration	250,534	278,689	1,075,643	392,365
Field operations	1,300,192	-	3,143,255	-
Impairment of oil & gas properties	19,991	-	19,991	-
Depreciation, depletion and accretion	2,289,425	993,380	7,138,488	3,100,242
General and administrative	4,633,767	2,329,401	17,903,244	4,521,076
Total expenses	12,212,330	4,890,320	39,601,921	11,820,300

LOSS FROM OPERATIONS	(2,588,892)	(2,569,806)	(12,351,426)	(5,053,859)

OTHER INCOME AND (EXPENSE):
Interest income	50,351	72	54,578	924
Interest expense	(1,096,545)	(688,469)	(3,016,429)	(1,866,655)
Gain (Loss) on derivative contracts	(61,552)	190,637	2,347,808	(1,027,467)

Net loss	(3,696,638)	(3,067,566)	(12,965,469)	(7,947,057)

Net (income) loss attributable to non-controlling interest	(25,888)	15,344	(91,223)	129,976

Net loss attributable to Magnum Hunter Resources Corporation	(3,722,526)	(3,052,222)	(13,056,692)	(7,817,081)

Dividend on Preferred Stock	(601,131)	-	(1,309,527)	-

Net loss attributable to common shareholders	$(4,323,657)	$(3,052,222)	$(14,366,219)	$(7,817,081)

Loss per common share
Basic and diluted	$(0.06)	$(0.08)	$(0.23)	$(0.21)

Weighted average number of common shares outstanding
Basic and diluted	67,996,180	37,012,912	62,010,895	36,863,881

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

							Unearned
	Number of Shares	Deposit	Common	Additional Paid in	Accumulated	Treasury	Common Shares in	Non- controlling	Total
	of Common	on Triad	Stock	Capital	Deficit	Stock	KSOP	Interest	Equity
BALANCE, January 1, 2010	50,591,610	$(1,310,357)	$505,916	$71,936,306	$(33,135,693)	$-	$-	$1,321,753	$39,317,925

Restricted stock issued to employees and directors	2,344,243	-	23,443	308,988	-	-	-	-	332,431
Stock compensation	-	-	-	4,818,920	-	-	-	-	4,818,920
Stock Options surrendered by holder for cash payment	-	-	-	(115,500)	-	-	-	-	(115,500)
Issued 55,932 shares of common stock for payment of services	55,932		559	164,441	-	-	-	-	165,000
Issued shares of Series C Preferred Stock	-	-	-	(590,924)	-	-	-	-	(590,924)
Issued shares of Common Stock for cash	8,532,522	-	85,325	24,337,626	-	-	-	-	24,422,951
Issued shares of Common Stock upon exercise of warrants	6,353,854	-	63,539	13,726,920	-	-	-	-	13,790,459
Issued 7,500 shares of common stock upon stock option exercise	7,500	-	75	8,700	-	-	-	-	8,775
Issed shares of Common Stock upon redemption of Series B Convertible Preferred Stock	1,000,000	-	10,000	3,722,000	-	-	-	-	3,732,000
Dividends on Series B Convertible Preferred		-	-	-	(130,625)	-	-	-	(130,625)
Dividends on Series C Cumulative Perpetual Preferred	-	-	-	-	(1,178,902)	-	-	-	(1,178,902)
761,652 shares of common stock as deposit on Triad Acquisition returned to treasury	-	1,310,357	-	-	-	(1,310,357)	-	-	-
Loan of 137,900 shares to KSOP	-	-	-	-	-	-	(542,366)	-	(542,366)
Net loss	-	-	-	-	(13,056,691)	-	-	91,223	(12,965,468)
BALANCE, September 30, 2010	68,885,661	$-	$688,857	$118,317,477	$(47,501,911)	$(1,310,357)	$(542,366)	$1,412,976	$71,064,676

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities
Net loss attributable to Magnum Hunter Resources Corporation	$(13,056,691)	$(7,817,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-controlling Interest	91,223	(129,976)
Depletion, depreciation, and accretion	7,138,488	3,100,242
Amortization of deferred financing costs included in interest expense	861,086	310,136
Dry hole cost	-	282,056
Share based compensation	5,151,351	1,762,176
Unrealized loss on derivative contracts	1,181,057	3,513,709
Gain on sale of assets	(46,784)	-
Asset impairment	19,991	-
Changes in operating assets and liabilities:
Accounts receivable	1,157,016	(216,497)
Inventory	69,624	-
Prepaid expenses	(501,569)	(76,509)
Accounts payable	(1,574,837)	249,403
Revenue payable	137,606	212,911
Accrued liabilities	3,018,315	62,746
Net cash provided by operating activities	3,645,876	1,253,316

Cash flows from investing activities
Capital expenditures	(28,122,799)	(10,753,268)
Advances	1,432,613	-
Cash received in purchase of Sharon Resources, Inc.	-	235,023
Cash paid in acquisition of Triad, net of cash acquired of $3,710,000	(59,500,299)	-
Proceeds from sale of assets	49,670	-
Deposits	(979,858)	-
Net cash used in investing activities	(87,120,673)	(10,518,245)

Cash flows from financing activities
Proceeds from sale of common stock	24,422,951	-
Issue Series C Cumulative Perpetual Preferred Stock shares, net of costs	22,878,851	-
Proceeds from exercise of warrants	13,790,459	-
Cash paid upon conversion of Series B Preferred Stock	(11,250,000)	-
Purchase of Company shares and loan to KSOP	(542,366)	-
Options exercised	8,775	-
Options surrendered for cash	(115,500)	-
Preferred stock dividend paid	(1,335,181)	-
Proceeds from revolving credit borrowings	72,000,000	5,500,000
Principal payment on revolving credit	(35,000,000)	-
Proceeds from loan	580,459	217,336
Principal payment on loan	(778,547)	(127,122)
Payment on payable on sale of partnership	-	(113,560)
Payment of deferred financing costs	(2,630,071)	-
Net cash provided by financing activities	82,029,830	5,476,654

Net change in cash and cash equivalents	(1,444,967)	(3,788,275)
Cash and cash equivalents, beginning of period	2,281,568	6,120,402

Cash and cash equivalents, end of period	$836,601	$2,332,127

Supplemental disclosure of cash flow information
Cash paid for interest	$1,966,005	$1,556,519

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Non-cash transactions
Accrued capital expenditures	$10,253,061	$-
Stock issued for acquisition of Sharon Resources, Inc.	$-	$2,684,535
Series B Preferred stock issued for acquisition of Triad	$14,982,000	$-
Debt assumed in acquisition of Triad	$3,411,816	$-
Common stock issued for payment of services	$165,000	-
Common stock issued in conversion of Series C Perpetual Preferred Stock	$3,732,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Magnum Hunter Resources Corporation (the “Company” or “Magnum Hunter”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The December 31, 2009 consolidated condensed balance sheet information is derived from audited financial statements.   The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the unaudited condensed consolidated interim financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements as reported in the 2009 annual report on Form 10-K have been omitted.

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

We have issued potentially dilutive instruments in the form of restricted common stock granted and not yet issued, common stock warrants, and common stock options.  The total number of potentially dilutive securities at September 30, 2010 was 11,610,034.  There were 17,190,962 potentially dilutive securities outstanding at September 30, 2009.  We did not include the potentially dilutive securities in our calculation of diluted loss per share during either period because to include them would be anti-dilutive due to our net loss during those periods.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Magnum Hunter and our wholly-owned subsidiaries, Sharon Hunter Resources, Inc. (f/k/a Sharon Resources, Inc.) (“Sharon”), Triad Hunter, LLC, Alpha Hunter Drilling, LLC, Hunter Disposal, LLC, Eureka Hunter Pipeline, LLC, Hunter Real Estate, LLC, MHR Acquisition Company I, LLC, MHR Acquisition Company II, LLC, and MHR Acquisition Company III, LLC.  We also have consolidated our 87.5% controlling interest in PRC Williston, LLC (“PRC”) with non-controlling interests recorded for the outside interest in PRC. All significant intercompany balances and transactions have been eliminated.

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

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASC 2010-06, Improving Disclosures about Fair Value Measurements (ASC 820-10). These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures, excluding the Level 3 activity disclosures, did not have a material impact on our notes to the condensed consolidated financial statements. See Note 4 – Fair Value Measurements for additional information. We are still evaluating the impact of the Level 3 disclosure requirements on our notes to the consolidated condensed financial statements.

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

We used the following fair value measurements for certain of our assets and liabilities at September 30, 2010 and December 31, 2009:

Level 2 Classification:

Derivative Instruments

At September 30, 2010 and December 31, 2009, the Company had commodity derivative financial instruments in place that are accounted for under the ASC standards as derivative instruments. The Company does not apply hedge accounting as allowed by ASC standards.   Therefore, the changes in fair value subsequent to the initial measurement are recorded in income. The estimated fair value amounts of the Company’s derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s derivative instruments are valued using public indexes, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.  See footnote 6 – Financial Instruments and Derivatives, for additional information.

As of September 30, 2010 and December 31, 2009, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present recurring financial assets and liabilities which are carried at fair value as of September 30, 2010 and December 31, 2009:

Fair value measurements on a recurring basis
September 30, 2010
	Level 1	Level 2	Level 3
Commodity derivatives	$-	$1,103,493	$-

Total Assets at fair value	$-	$1,103,493	$-

Commodity derivatives	$-	$-	$-

Total liabilities at fair value	$-	$-	$-

Fair value measurements on a recurring basis
December 31, 2009
	Level 1	Level 2	Level 3
Commodity derivatives	$-	$2,353,686	$-

Total Assets at fair value	$-	$2,353,686	$-

Commodity derivatives	$-	$69,136	$-

Total liabilities at fair value	$-	$69,136	$-

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

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The acquisition of Triad is accounted for using the acquisition method as set out in ASC 805, Business Combinations, which requires the net assets acquired to be recorded at their fair values.  The following table summarizes the purchase price and the fair values of the net assets acquired as of September 30, 2010:

Fair value of total purchase price:
Cash consideration	$8,000,000
Payment of Triad senior and other debt	55,210,910
Assumption of equipment indebtedness	3,411,816
Issuance of $15,000,000 stated value Series B Preferred Stock	14,982,000
Total	$81,604,726

Amounts recognized for assets acquired and liabilities assumed:
Working capital	$4,060,493
Proved oil and gas properties	49,708,193
Unproved oil and gas properties	21,400,832
Gas gathering systems	1,120,000
Field servicing equipment	7,576,000
Asset retirement obligation	(2,260,792)
Total	$81,604,726

Working capital acquired was as follows:
Cash	$3,710,610
Accounts receivable	2,404,514
Prepaid expenses	222,521
Inventory	684,656
Other current assets	553,139
Accounts payable	(1,221,753)
Accrued liabilities	(365,256)
Revenue payable	(1,927,938)
Total working capital acquired	$4,060,493

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

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summary, prepared on a pro forma basis, presents the results of operations for the three month period ended September 30, 2009 and nine month periods ended September 30, 2010 and 2009, as if the acquisition of Triad, along with transactions necessary to finance the acquisition, had occurred as of the beginning of the respective periods.  The pro forma information includes the effects of adjustments for interest expense, depreciation and depletion expense, and dividend expense.  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

	(in thousands)
	Three Months Ended September 30,	Nine Months Ended September 30,
	2009	2010	2009
Total operating revenue	$8,491	$29,388	$24,494
Total operating costs and expenses	$11,529	$41,690	$28,484
Operating income (loss)	$(3,038)	$(12,302)	$(3,990)
Interest expense and other	$(630)	$(1,569)	$(5,698)
Net loss attributable to Magnum Hunter Resources Corporation	$(3,668)	$(13,871)	$(9,688)
Dividends on preferred stock	$(278)	$(1,507)	$(835)
Net loss attributable to common stockholders	$(3,946)	$(15,378)	$(10,523)
Loss per common share, basic and diluted	$(0.08)	$(0.25)	$(0.21)

The condensed consolidated statement of operations includes Triad’s revenue of $5.6 million and $15.2 million, respectively, for the three and nine months ended September 30, 2010 and Triad’s operating income of $442 thousand and $1.9 million, respectively, for the three and nine months ended September 30, 2010.

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

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2010, the estimated fair values of our commodity derivatives were:

Commodity	Type	Volume/Month	Duration	Price	Fair Market Value
Oil	Swap	670 Bbls	June 10 - Dec 10	$81.65	$916
Oil	Swap	435 Bbls	Jan 11 - Dec 11	$85.25	$2,226
Oil	Swap	2,500 Bbls	June 10 - Dec 10	$83.10	$14,285
Oil	Swap	2,250 Bbls	Jan 11 - Dec 11	$85.00	$1,808
Oil	Collar	4,178 Bbls	Jan 12 - Dec 12	80.00 - 100.00	$92,164
Oil	Collar	5,000 Bbls	June 10 - Dec 11	70.00 - 82.25	$(396,311)
Oil	Buy - CALL	4,562 Bbls	Jan 11 - Dec 11	82.25	$569,947
Oil	Buy - CALL	5,000 Bbls	July 10 - Dec 10	82.25	$38,738
Oil	Buy - PUT	3,720 Bbls	June 10 - Dec 10	75	$(16,073)
Oil	Buy - PUT	4,800 Bbls	Jan 11 - Dec 11	80	$(176,682)
Oil	Buy - PUT	4,600 Bbls	Jan 12 - Dec 12	$80.00	$(101,848)
Oil	Buy - PUT	3,567 Bbls	June 10 - Dec 10	$80.00	$(18,778)
Oil	Buy - PUT	6,133 Bbls	Oct 10 - Dec 10	$70.00	$8,729
Oil	Buy - PUT	1,400 Bbls	Jan 11 - Dec 11	$75.00	$85,304
Oil	Buy - PUT	3,042 Bbls	Jan 11 - Dec 11	$75.00	$185,705
Oil	Buy - PUT	1,525 Bbls	Jan 12 - Dec 12	$75.00	$146,220
Oil	Sell - CALL	4,562 Bbls	Jan 11 - Dec 11	$90.00	$(364,888)
Oil	Sell - CALL	5,000 Bbls	July 10 - Dec 10	$90.00	$(9,644)
Oil	Sell - CALL	6,133 Bbls	Oct 10 - Dec 10	$90.00	$(11,863)
Oil	Sell - CALL	1,400 Bbls	Jan 11 - Dec 11	$95.00	$(82,020)
Oil	Sell - CALL	3,042 Bbls	Jan 11 - Dec 11	$97.20	$(155,948)
Oil	Sell - CALL	1,525 Bbls	Jan 12 - Dec 12	$108.00	$(107,843)
Oil	Sell - PUT	4,562 Bbls	Jan 11 - Dec 11	$52.00	$(42,122)
Oil	Sell - PUT	5,000 Bbls	July 10 - Dec 10	$55.50	$(250)
Oil	Sell - PUT	1,400 Bbls	Jan 11 - Dec 11	$60.00	$(28,113)
Oil	Sell - PUT	3,042 Bbls	Jan 11 - Dec 11	$60.00	$(61,299)
Oil	Sell - PUT	1,525 Bbls	Jan 12 - Dec 12	$55.00	$(48,658)
Natural Gas	Swap	27,350 Mmbtu	June 10 - Dec 10	5.74	$95,263
Natural Gas	Swap	3,400 Mmbtu	Jan 11 - Dec 11	$5.98	$62,516
Natural Gas	Swap	3,000 Mmbtu	Jan 12 - Dec 12	6.15	$38,357
Natural Gas	Swap	13,521 Mmbtu	Jun 10 - Nov 10	5.03	$27,789
Natural Gas	Collar	12,500 Mmbtu	Jan 11 - Dec 11	5.00 - 8.20	$126,187
Natural Gas	Collar	4,165 Mmbtu	Jan 11 - Dec 11	5.00 - 8.95	$42,524
Natural Gas	Collar	10,000 Mmbtu	Jan 12 - Dec 12	5.00 - 9.82	$70,532
Natural Gas	Collar	5,000 Mmbtu	June 10 - Dec 10	5.50 - 7.75	$15,084
Natural Gas	Collar	15,000 Mmbtu	June 10 - Dec 10	5.75 - 7.10	$52,664
Natural Gas	Collar	27,350 Mmbtu	June 10 - Dec 10	5.00 - 6.70	$55,913
Natural Gas	Collar	47,600 Mmbtu	Jan 11 - Dec 11	5.50 - 7.10	$685,432
Natural Gas	Collar	47,300 Mmbtu	Jan 12 - Dec 12	5.00 - 8.40	$307,530
Natural Gas	Buy - PUT	15,000 Mmbtu	June 10 - Dec 10	$5.00	$30,686
Natural Gas	Buy - PUT	5,000 Mmbtu	June 10 - Dec 10	$5.00	$10,229
Natural Gas	Sell - PUT	5,000 Mmbtu	June 10 - Dec 10	$5.00	$(10,229)
Natural Gas	Sell - PUT	15,000 Mmbtu	June 10 - Dec 10	$5.00	$(30,686)
					$1,103,493

During the three and nine months ended September 30, 2010, we recognized a loss of $61,552 and a gain of $2,347,808, respectively, related to oil and natural gas derivative contracts, which included $440,824 and $3,528,865, respectively, of realized gain from contracts settled in cash, and $502,376 and $1,181,057of unrealized losses, respectively,  related to unsettled contracts.  During the three and nine months ended September 30, 2009, we recognized a gain of $190,637 and a loss of $1,027,467, respectively, related to oil and natural gas derivative contracts, which included $675,168 and $2,486,242, respectively, of realized gain from contracts settled in cash, and $484,531 and $3,513,709 of unrealized losses, respectively, related to unsettled contracts.  Unrealized gain and losses are based on the changes in the fair value of derivative instruments covering positions beyond September 30, 2010 and 2009.

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

The following table summarizes the Company’s asset retirement obligation transactions during the nine month period ended September 30, 2010:

September 30, 2010
Asset retirement obligation at beginning of period	$2,032,306
Assumed in Triad acquisition	2,260,792
Liabilities incurred	42,709
Liabilities settled	-
Accretion expense	299,051
Revisions in estimated liabilities	-
Asset retirement obligation at end of period	$4,634,858

 NOTE 8 — NOTES PAYABLE

Notes payable at September 30, 2010 consisted of the following:

September 30, 2010
Various equipment notes payable with maturity dates August 2010 to February 2015, interest rates of 0.00% - 9.24%	$3,257,885
Senior revolving credit facility due November 23, 2012, 4.5% at September 30, 2010	50,000,000
$53,257,885
Less: current portion	(568,562)
Total Long-Term Debt	$52,689,323

The following table presents the approximate annual maturities of debt:

2010	$195,076
2011	589,247
2012	50,583,393
2013	575,615
Thereafter	1,314,554
Total	$53,257,885

Notes payable

In connection with the Triad acquisition, the Company assumed various notes payable for equipment which have a balance of $3,257,885 at September 30, 2010 and are collateralized by the financed equipment.

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

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 13, 2010 the Company's borrowing base under its Revolving Facility was increased from a total of $70 million to $75 million. The Tranche B facility was eliminated. The increase in the borrowing base reflects the increase in the Company's proved reserves at December 31, 2009 and the acquisition of Triad which closed in February 2010. Other new participating banks include UBS Loan Finance LLC, Amegy Bank National Association, and Key Bank National Association.  Our borrowing base was decreased from $75 million to $65 million as a result of our divestiture of our 10% non-operated Cinco Terry property subsequent to September 30, 2010.  The proceeds of the sale were used to fund expenditures under our capital budget and to pay down our revolving credit loan.  For additional information see Note 14 Subsequent Events.

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

At September 30, 2010, the Company had loans outstanding under this Restated Credit Agreement of $50 million.

NOTE 9 —SHARE BASED COMPENSATION

Under the 2006 Stock Incentive Plan, our common stock and common stock options may be granted to employees and other persons who contribute to the success of Magnum Hunter.  Currently, 6,000,000 shares of our common stock are authorized to be issued under the plan, and 431,743 shares have been issued as of September 30, 2010.

We recognized share-based compensation expense of $1,028,464 and $5,151,351 for the three and nine months ended September 30, 2010.

A summary of stock option activity for the nine months ended September 30, 2010 is presented below:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at beginning of period	7,117,000	$0.93
Granted	2,683,500	$3.05
Exercised	(7,500)	$1.17
Forfeited or expired	(147,500)	$1.64
Outstanding at end of period	9,645,500	$1.51
Exercisable at September 30, 2010	7,269,625	$1.22

A summary of the Company’s non-vested options as of September 30, 2010 is presented below.

Non-vested Options	Shares
Non-vested at beginning of period	2,340,250
Granted	2,683,500
Vested	(2,542,875)
Forfeited	(22,500)
Non-vested at September 30, 2010	2,458,375

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total unrecognized compensation cost related to the non-vested options was $2,138,298 and $1,094,265 as of September 30, 2010 and 2009, respectively. The cost at September 30, 2010 is expected to be recognized over a weighted-average period of 1.58 years.  At September 30, 2010, the aggregate intrinsic value for the outstanding options was $25,663,570; and the weighted average remaining contract life was 5.25 years.

The assumptions used in the fair value method calculation for the nine months ended September 30, 2010 are disclosed in the following table:

Nine months Ended
September 30, 2010
Weighted average value per option granted during the period (2)	2.29
Assumptions (1) (3) :
Weighted average stock price volatility	101.87
Weighted average risk free rate of return	2.13%
Weighted average expected term	4.6 years

(1)	Our estimated future forfeiture rate is zero.
(2)	Calculated using the Black-Scholes fair value based method for service and performance based grants and the Lattice Model for market based grants.
(3)	The Company does not pay dividends on our common stock.

A summary of the Company’s restricted non-vested share awards as of September 30, 2010 is presented below:

Non-vested Shares	Shares	Weighted Average Price Per Share
Non-vested at December 31, 2009	2,310,000	$0.44
Granted	53,854	$3.08
Vested	(2,258,854)	$0.46
Forfeited	-	-
Non-vested at September 30, 2010	105,000	$1.34

Total unrecognized compensation cost related to the above non-vested shares amounted to $55,980 and $873,580 as of September 30, 2010 and 2009 respectively. The unrecognized compensation cost at September 30, 2010 is expected to be recognized over a weighted-average period of 0.90 years.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2010, the Company issued 2,344,243 shares of the Company’s common stock in connection with share based compensation which had fully vested to certain senior management officers.  This includes 93,181shares which had previously vested as of December 31, 2009.

Additionally, the Company issued 0 and 8,532,522 shares of common stock, respectively, during the three and nine months ended September 30, 2010 in open market transactions at an average price of $2.95 per share pursuant to an “At the Market” sales agreement (ATM) we have with our sales agent for total net proceeds of approximately $24.4 million.  Sales of shares of our common stock, by our sales agent have been made in privately negotiated transactions or in any method permitted by law deemed to be an “At The Market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at negotiated prices, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE Amex or sales made through a market maker other than on an exchange. Our sales agent has made all sales using commercially reasonable efforts consistent with its normal sales and trading practices on mutually agreed upon terms between our sales agent and us.

On March 17, 2010 the Company issued 55,932 common shares with a fair market value of $165,000 for payment of services received in connection with the Triad Acquisition.

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2010, the Company issued 6,353,854 shares of the Company’s common stock upon the exercise of warrants for total proceeds of approximately $13.8 million.

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

Series C Cumulative Perpetual Preferred Stock

During the three and nine months ended September 30, 2010 the Company sold 559,481 and 938,791 shares of our 10.25% Series C Cumulative Perpetual Preferred Stock, respectively, with par value of $0.01 per share and liquidation preference of $25.00 per share under our ATM agreement for net proceeds of $13.7 million and $22.9 million, respectively. The Series C Perpetual Preferred Stock cannot be converted into common stock of the Company but may be redeemed by the Company, at the Company’s option, on or after December 14, 2011 for $25.00 per share. In the event of a “Change of Control” of the Company, the Series C Perpetual Preferred Stock will be redeemable by the holders at $26.00 per share during the first twelve months after December 14, 2009, $25.50 during the second twelve months after December 14, 2009, and $25.00 thereafter, except in certain circumstances when the acquirer is considered a qualifying public company. The Company will pay cumulative dividends on the Series C Perpetual Preferred Stock at a fixed rate of 10.25% per annum of the $25.00 per share liquidation preference. For the nine months ended September 30, 2010 and the year ended December 31, 2009 we have accrued dividends payable of $0 and $25,654, respectively. Because redemption is potentially outside the control of the Company, the Series C Perpetual Preferred Stock is recorded outside of permanent shareholders’ equity.

On July 27, 2010, the holders of our Series C Perpetual Preferred Stock approved a proposal to increase the total number of authorized shares of the Series C Perpetual Preferred Stock from 750,000 to 4,000,000 shares.

Treasury Stock

On February 23, 2010 a total of 761,652 shares of common stock with a carrying value of $1,310,357, which were previously issued as a performance deposit on the Triad acquisition, were returned to the Company and are now held as treasury shares.

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrants

During the nine months ended September 30, 2010, 241,500 of our $3.00 common stock warrants, 1,362,504 of our $2.50 common stock warrants, and 4,829,850 of our $2.00 common stock warrants were exercised for total combined proceeds of approximately $13.8 million and 284,300 of our $2.00 common stock warrants expired.

Unearned Common Stock in KSOP

During the nine months ended September 30,2010, the Company loaned 137,900 shares of our common stock to the KSOP plan at a total cost of 542,366.

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

Nine Months Ended September
Noncontrolling interest at beginning of period	1,321,753
Income to noncontrolling interest	91,223
Noncontrolling interest at end of period	1,412,976

NOTE 11 — RELATED PARTY TRANSACTIONS

We rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans, our Chairman and CEO. Airplane rental expenses totaled $148,650, $0, $336,750, and $0 for the three and nine months ended September 30, 2010 and 2009, respectively. The airplane was used primarily in connection with the Company’s acquisition and expansion efforts.

We obtained accounting services in lieu of full-time accounting staff at the Company from GreenHunter Energy, Inc., an entity of which Mr. Evans is an officer and controls through an investment company, the majority of the shares, for fees which totaled $30,000 and $90,000 for the three and nine months ended September 30, 2010, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

On September 25, 2010 the Company entered into a twelve month drilling contract.  Our maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, is approximately $4.2 million at September 30, 2010.

NOTE 13 — CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The Company and its wholly-owned subsidiaries, except Alpha Hunter Drilling, LLC, Eureka Hunter, LLC, and Hunter Real Estate, LLC, and its majority owned subsidiary, PRC Williston, LLC (collectively, “Non Guarantor Subsidiaries”), may fully and unconditionally guarantee the obligations of the Company under any debt securities that it may issue pursuant to a universal shelf registration statement, on a joint and several basis, on Form S-3.  Condensed consolidating financial information for Magnum Hunter Resources Corporation and subsidiaries as of September 30, 2010 and December 31, 2009, and for the three and nine month periods ended September 30, 2010 and 2009, was as follows:

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Balance Sheets

As of September 30, 2010
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
ASSETS
Current assets	$4,902,007	$3,838,387	$1,105,431	$-	$9,845,825
Intercompany accounts receivable	54,256,163	-	-	(54,256,163)	-
Property and equipment (using successful efforts accounting)	26,779,466	95,781,940	44,905,891	-	167,467,297
Investment in subsidiaries	80,877,446	-	-	(80,877,446)	-
Other assets	3,356,780	448,323	1,106,724	-	4,911,827
Total Assets	$170,171,862	$100,068,650	$47,118,046	$(135,133,609)	$182,224,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$9,209,335	$10,417,887	$5,365,345	$-	$24,992,567
Intercompany accounts payable	-	3,954,895	50,301,268	(54,256,163)	-
Long-term liabilities	50,286,082	3,114,659	3,923,440	-	57,324,181
Redeemable preferred stock	28,843,525	-	-	-	28,843,525
Shareholders' equity	81,832,920	82,581,209	(12,472,007)	(80,877,446)	71,064,676
Total Liabilities and Stockholders' Equity	$170,171,862	$100,068,650	$47,118,046	$(135,133,609)	$182,224,949

As of December 31, 2009
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
ASSETS
Current assets	$4,755,262	$1,268,689	$849,307	$-	$6,873,258
Intercompany accounts receivable	48,398,232	-	-	(48,398,232)	-
Property and equipment (using successful efforts accounting)	18,055,962	3,403,599	36,079,071	-	57,538,632
Investment in subsidiaries	2,684,536	-	-	(2,684,536)	-
Other assets	2,146,411	25,750	-	-	2,172,161
Total Assets	$76,040,403	$4,698,038	$36,928,378	$(51,082,768)	$66,584,051

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$4,222,587	$1,507,593	$489,195	$-	$6,219,375
Intercompany accounts payable	-	423,347	47,974,885	(48,398,232)	-
Long-term liabilities	13,874,238	131,099	1,667,664	-	15,673,001
Redeemable preferred stock	5,373,750	-	-	-	5,373,750
Shareholders' equity	52,569,828	2,635,999	(13,203,366)	(2,684,536)	39,317,925
Total Liabilities and Stockholders' Equity	$76,040,403	$4,698,038	$36,928,378	$(51,082,768)	$66,584,051

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2010
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated

Revenues	$1,987,732	$5,388,613	$2,707,090	$(459,997)	$9,623,438
Expenses	6,301,996	4,750,704	2,727,372	(459,997)	13,320,075

Loss before equity in net losses of subsidiary	(4,314,264)	637,909	(20,282)	-	(3,696,637)
Equity in net loss of subsidiary	591,739	-	-	(591,739)	-

Net loss	(3,722,525)	637,909	(20,282)	(591,739)	(3,696,637)
Less: Net loss attributable to non-conrolling interest	-	-	(25,888)	-	(25,888)

Net loss attributable to Magnum Hunter Resources Corporation	(3,722,525)	637,909	(46,170)	(591,739)	(3,722,525)
Dividends on preferred stock	601,131	-	-	-	601,131

Net loss attributable to common shareholders	$(4,323,656)	$637,909	$(46,170)	$(591,739)	$(4,323,656)

For the Three Months Ended September 30, 2009
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated

Revenues	$865,597	$-	$1,463,021	$(8,104)	$2,320,514
Expenses	3,810,412	-	1,585,772	(8,104)	5,388,080

Loss before equity in net losses of subsidiary	(2,944,815)	-	(122,751)	-	(3,067,566)
Equity in net loss of subsidiary	(107,407)	-	-	107,407	-

Net loss	(3,052,222)	-	(122,751)	107,407	(3,067,566)
Less: Net loss attributable to non-conrolling interest	-	-	15,344	-	15,344

Net loss attributable to Magnum Hunter Resources Corporation	(3,052,222)	-	(107,407)	107,407	(3,052,222)
Dividends on preferred stock	-	-	-	-	-

Net loss attributable to common shareholders	$(3,052,222)	$-	$(107,407)	$107,407	$(3,052,222)

For the Nine Months Ended September 30, 2010
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated

Revenues	$5,281,777	$15,172,591	$8,486,606	$(1,690,479)	$27,250,495
Expenses	20,730,905	12,885,181	8,290,357	(1,690,479)	40,215,964

Loss before equity in net income of subsidiary	(15,449,128)	2,287,410	196,249	-	(12,965,469)
Equity in net income of subsidiary	2,392,436	-	-	(2,392,436)	-

Net income (loss)	(13,056,692)	2,287,410	196,249	(2,392,436)	(12,965,469)
Less: Net income attributable to non-conrolling interest	-	-	(91,223)	-	(91,223)

Net income (loss) attributable to Magnum Hunter Resources Corporation	(13,056,692)	2,287,410	105,026	(2,392,436)	(13,056,692)
Dividends on preferred stock	1,309,527	-	-	-	1,309,527

Net income (loss) attributable to common shareholders	$(14,366,219)	$2,287,410	$105,026	$(2,392,436)	$(14,366,219)

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Nine Months Ended September 30, 2009
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated

Revenues	$3,040,237	$-	$3,734,308	$(8,104)	$6,766,441
Expenses	9,947,484	-	4,774,118	(8,104)	14,713,498

Loss before equity in net losses of subsidiary	(6,907,247)	-	(1,039,810)	-	(7,947,057)
Equity in net loss of subsidiary	(909,834)	-	-	909,834	-

Net loss	(7,817,081)	-	(1,039,810)	909,834	(7,947,057)
Less: Net loss attributable to non-conrolling interest	-	-	129,976	-	129,976

Net loss attributable to Magnum Hunter Resources Corporation	(7,817,081)	-	(909,834)	909,834	(7,817,081)
Dividends on preferred stock	-	-	-	-	-

Net loss attributable to common shareholders	$(7,817,081)	$-	$(909,834)	$909,834	$(7,817,081)

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2010
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated

Cash flow from operating activities	$(9,462,774)	$11,247,113	$1,861,537	$-	$3,645,876
Cash flow from investing activities	(69,576,136)	(15,594,305)	(1,950,232)	-	(87,120,673)
Cash flow from financing activities	82,183,760	(64,389)	(89,541)	-	82,029,830

Net increase (decrease) in cash	3,144,850	(4,411,581)	(178,236)	-	(1,444,967)
Cash at beginning of period	(1,707,061)	3,726,562	262,067	-	2,281,568

Cash at end of period	$1,437,789	$(685,019)	$83,831	$-	$836,601

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Nine Months Ended September 30, 2009
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated

Cash flow from operating activities	$206,079	$-	$1,047,237	$-	$1,253,316
Cash flow from investing activities	(8,351,620)	235,023	(2,401,648)	-	(10,518,245)
Cash flow from financing activities	5,476,654	-	-	-	5,476,654

Net increase (decrease) in cash	(2,668,887)	235,023	(1,354,411)	-	(3,788,275)
Cash at beginning of period	4,655,521	-	1,464,881	-	6,120,402

Cash at end of period	$1,986,634	$235,023	$110,470	$-	$2,332,127

NOTE 14 – SUBSEQUENT EVENTS

We sold an additional 390,604 shares of our Series C Perpetual Preferred Stock, at a price of $25.00, for net proceeds of approximately $9.6 million, pursuant to our ATM sales agreement subsequent to September 30, 2010 through the date of this report.

The Company issued 607,800 shares of the Company’s common stock upon the exercise of 407,800 of our $2.00 common stock warrants and 200,000 of our $2.50 common stock warrants for total proceeds of $1.3 million subsequent to September 30, 2010 through the date of this report.

On October 27, 2010, at the annual stockholders’ meeting, shareholders approved an amendment to the Company’s Certificate of Incorporation that increased the Company’s authorized number of shares of Common Stock to 150,000,000 and approved the Magnum Hunter Resources Corporation Stock Incentive Plan, an amendment and restatement of the Company’s 2006 Stock Incentive Plan which included increasing the authorized shares to be issued under the plan to 15,000,000.

On October 29, 2010, the Company entered into a definitive purchase and sale agreement with a subsidiary of Approach Resources, Inc. (“Approach”) for the sale to Approach of Magnum Hunter’s 10.0% non-operated working interest in the Cinco Terry property located in Crockett County, Texas, which closed on October 29, 2010.  Total cash consideration of the sale to Approach was $21.5 million, subject to customary adjustments. The proceeds from the sale were used to pay down our revolving credit loan and are expected to be used to fund future expenditures under our capital budget.  Our current borrowing base under the revolving credit agreement was reduced to $65 million from $75 million as a result of the sale.

TRIAD HUNTER, LLC AND HUNTER DISPOSAL, LLC

CONDENSED COMBINED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

TRIAD HUNTER, LLC AND HUNTER DISPOSAL, LLC
CONDENSED COMBINED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$2,915,026
Accounts receivable	1,897,943	2,462,917
Accounts receivable, intercompany	8,863,124	7,999,832
Prepaids and other current assets	906,575	1,086,654
Total current assets	11,667,642	14,464,429

PROPERTY AND EQUIPMENT (Net of Accumulated Depletion and Depreciation):
Oil and natural gas properties, successful efforts accounting
Unproved	24,539,692	2,433,630
Proved properties	47,795,689	69,266,226
Equipment and other fixed assets	4,490,796	4,388,218
Total property and equipment, net	76,826,177	76,088,074

OTHERS ASSETS:
Other assets	447,573	385,711
Deferred financing costs, net	-	394,081
Total assets	$88,941,392	$91,332,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,482,475	$1,513,518
Accrued liabilities	1,453,120	674,406
Revenue payable	2,070,266	1,782,494
Current portion of notes payable	157,013	-
Total current liabilities	6,162,874	3,970,418

NONCURRENT LIABILITIES:
Liabilities subject to compromise	-	77,664,336
Notes payable, less current portion	553,063	-
Asset retirement obligation	2,406,121	161,270
Total liabilities	9,122,058	81,796,024

SHAREHOLDERS’ EQUITY:
Common stock	-	9,150
Treasury stock	-	(5,300,000)
Additional paid in capital	-	241,700
Contributed capital	77,545,828	-
Retained earnings	2,273,506	14,420,729
Total shareholders’ equity	79,819,334	9,371,579
Non-controlling interest	-	164,692
Total shareholders’ equity	79,819,334	9,536,271
Total liabilities and shareholders' equity	$88,941,392	$91,332,295

The accompanying notes are an integral part of these unaudited combined financial statements

TRIAD HUNTER, LLC AND HUNTER DISPOSAL, LLC
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
REVENUE:
Oil and gas sales	$13,849,951	$12,746,354
Field operations and other	1,206,111	2,106,455
Total revenue	15,056,062	14,852,809

EXPENSES:
Lease operating expenses	4,689,174	3,724,008
Severance taxes and marketing	1,196,030	1,063,821
Exploration	526,280	392,532
Field operations	960,932	2,409,631
Depreciation, depletion and accretion	3,315,739	3,152,251
General and administrative	1,627,232	2,416,154
Total expenses	12,315,387	13,158,397

INCOME FROM OPERATIONS	2,740,675	1,694,412

OTHER INCOME AND (EXPENSE):
Interest income	4,596	15,766
Interest expense	(25,913)	(1,575,018)
Gain on derivative contracts	-	599,577

Income before reorganization items	2,719,358	734,737

Bankruptcy fees	(333,881)	(2,458,454)

Net income (loss)	$2,385,477	$(1,723,717)

The accompanying notes are an integral part of these unaudited combined financial statements

TRIAD HUNTER, LLC AND HUNTER DISPOSAL, LLC
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	2010	2009
Cash flows from operating activities
Net income (loss)	$2,385,477	$(1,723,717)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	3,315,739	3,165,028
Exploratory cost		-
Amortization of deferred financing costs included in interest expense	42,577	381,377
Accretion expense		-
(Gain) loss on sale of assets	(46,785)	20,657
Changes in operating assets and liabilities:
Accounts receivable	(7,219,038)	(321,826)
Notes receivable	-	-
Inventory	71,540	189,499
Prepaid expenses	108,539	(57,025)
Accounts payable	968,957	239,818
Revenue payable	287,772	(80,718)
Accrued liabilities	778,714	(338,446)
Net cash provided by operating activities	693,492	1,474,647

Cash flows from investing activities
Capital expenditures	(3,883,440)	-
Change in deposits	289,642	(34,308)
Proceeds from sale of assets	49,670	209,240
Net cash used in investing activities	(3,544,128)	174,932

Cash flows from financing activities
Proceeds from loan	198,380	1,090,000
Principal payment on loan	(262,770)	(1,168,797)
Net cash (used in) provided by financing activities	(64,390)	(78,797)

Net increase (decrease) in cash and cash equivalents	(2,915,026)	1,570,782
Cash and cash equivalents, beginning of period	2,915,026	197,795

Cash and cash equivalents, end of period	$-	$1,768,577

Supplemental disclosure of cash flow information
Cash paid for interest	$25,913	$3,078,518
MHR capital contribution	$77,545,828	$-

The accompanying notes are an integral part of these unaudited combined financial statements

TRIAD HUNTER, LLC AND HUNTER DISPOSAL, LLC
NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed combined interim financial statements of Triad Hunter, LLC and Hunter Disposal, LLC (together the “The Companies”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The combined financial statements include the accounts of Triad Hunter, LLC and Hunter Disposal, LLC. All significant intercompany balances and transactions have been eliminated.

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

The Companies recognized a gain on the realization of derivative contracts of $599,577 for the nine months ended September 30, 2009. All derivative contracts were terminated in the nine month period ending September 30, 2009 and no further derivative contracts were entered into in subsequent periods.

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued ASC 2010-09, Amendments to Certain Recognition and Disclosure Requirements, related to subsequent events under ASC 855, Subsequent Events. This guidance states that if an entity is an SEC filer, it is required to evaluate subsequent events for disclosure through the date that the financial statements are issued.  We adopted this guidance as of February 2010 and have included the required disclosures in our condensed combined financial statements. See Note 8 – Subsequent Events for additional information.

TRIAD HUNTER, LLC AND HUNTER DISPOSAL, LLC
NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — ACQUISITION

On February 12, 2010, all of the assets of Triad Energy, Triad Resources, and Triad Oil and Gas were acquired by Magnum Hunter Resources Corporation through bankruptcy proceedings and are now held by Magnum Hunter Resources Corporation’s wholly owned subsidiaries, Triad Hunter, LLC, Hunter Disposal, LLC, and Eureka Hunter Pipeline, LLC (Eureka Hunter, LLC is excluded from this report).  Also see Note 7.

Total consideration paid for Triad Hunter LLC and Hunter Disposal LLC was $78,320,294.

Consideration was composed of the following.
Contribution by Parent company	$77,545,828
Assumed debt	774,466
Total consideration	$78,320,294

The consideration was allocated as follows:

Cash	$3,581,586
Accounts Receivable	3,872,395
Inventory	684,656
Other Current Assets	183,542
Oil and Gas Properties	70,997,053
Water Disposal System	988,000
Machinery and Equipment	3,022,844
Other Long-Term Assets	549,826
Liabilities Assumed	(3,298,816)
Asset Retirement Liability	(2,260,792)
Total	$78,320,294

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations based on the guidance of ASC 410 which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. We have included estimated future costs of abandonment and dismantlement in our successful efforts amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense in the accompanying combined financial statements.

The following table summarizes the Companys’ asset retirement obligation transactions during the nine month period ended September 30, 2010:

September 30, 2010
Asset retirement obligation at beginning of period	$161,270

Liabilities incurred	-
Liabilities settled	-
Accretion expense	146,851
Revisions in estimated liabilities	2,098,000
Asset retirement obligation at end of period	$2,406,121

TRIAD HUNTER, LLC AND HUNTER DISPOSAL, LLC
NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 — NOTES PAYABLE

Notes payable at September 30, 2010 consisted of the following:

September 30, 2010
Various equipment notes payable with maturity dates August 2010 to August 2015, interest rates of 0.00% - 9.24%	$710,076
Less: current portion	(157,013)
Total Long-Term Debt	$553,063

The following table presents the approximate annual maturities of note payable:

2010	$94,581
2011	171,235
2012	138,493
2013	102,098
Thereafter	203,669
Total	$710,076

NOTE 7 – SHAREHOLDERS’ EQUITY

On February 12, 2010, Magnum Hunter Resources Corporation purchased the assets of the Companies (See Note 4). As a result of the purchase, the Companies eliminated previously recorded common stock, treasury stock, additional paid in capital, non-controlling interest and retained earnings on its balance sheet. The Companies’ assets and liabilities were adjusted to the fair value of assets acquired and liabilities assumed by Magnum Hunter. These adjustments resulted in the recording of contributed capital from Magnum Hunter of $77,545,828.

NOTE 8 — SUBSEQUENT EVENTS

There were no subsequent events from September 30, 2010 through the date of this report.

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

General and Business Overview

We are an independent oil and gas company engaged in the acquisition, development and production of oil and natural gas, primarily in West Virginia, North Dakota, Texas and Louisiana. The Company is presently active in three of the most attractive shale resource plays in the United States, including the Marcellus Shale, Eagle Ford Shale and Williston Basin / Bakken Shale. Our management has implemented a new business strategy consisting of operating the majority of its properties, exploiting our inventory of lower-risk drilling locations and the acquisition of long-lived proved reserves with significant exploitation and development opportunities within these three resource play regions. As a result of this new strategy, the Company has substantially increased its total proved reserves and reserve life; its assets and production through three acquisitions and ongoing development efforts; the percentage of operated properties has increased significantly; its inventory of acreage and drilling locations in resource plays has increased and the depth of its management team has been significantly expanded.

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

Bank of Montreal Credit Facilities. On November 23, 2009, we entered into a $150.0 million Credit Agreement with Bank of Montreal. The Credit Agreement provided for an asset-based, three-year senior secured revolving credit facility, with an initial borrowing base availability of $25.0 million.   On February 12, 2010 we amended and restated the Credit Agreement with Bank of Montreal and Capital One, NA, providing for a borrowing base of $70.0 million in two tranches (Tranche A of $60.0 million and Tranche B of $10.0 million, with borrowings under Tranche B subject to special repayment provisions and restrictions) to allow sufficient capital for the acquisition of Triad. Tranche B was later reduced to $9.0 million due to scheduled amortization.  On May 13, 2010, the Credit Agreement was further amended and restated and the borrowing base was increased to $75.0 million, in a single tranche facility, eliminating the Tranche B. This will provide us with an additional $6.0 million in liquidity to assist in funding our recently expanded capital expenditure program in 2010 as well as reduce our overall interest expense.

Equity Financings. Throughout the second half of 2009 and through November 9, 2010, the Company raised substantial cash through equity transactions which was used to finance the Triad acquisition and a portion of our capital expenditure budget for 2010. Those transactions included:

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

●
$38.6 million in gross proceeds from the issuance of our 10.25% Series C Cumulative Perpetual Preferred Stock, at a price of $25.00 per share through (i) $5.4 million in underwritten public offering; and (ii) $33.3 million through our ATM.

●	$13.8 million in gross proceeds from exercise of 241,500 of our $3.00 common stock warrants, 1,362,504 of our $2.50 common stock warrants and 4,829,850 of our $2.00 common stock warrants.

We plan to continue raising both preferred and common equity in the future depending on our capital expenditures program and market conditions.

Capital Expenditure Budget for 2010. On April 27, 2010, our Board of Directors approved management’s plan to increase our capital expenditure budget to $55.0 million from the previously approved $25.0 million for the fiscal year 2010. The $30.0 million of additional capital spending will be financed out of increased liquidity under our Credit Agreement, available capital through exercise of warrants and options; issuance of common and Series C perpetual preferred stock under the Company’s ATM facilities and increased cash flows as a result of the Triad acquisition. For additional information see the discussion in Liquidity and Capital Resources below.

Divestiture of Cinco Terry Property.  We entered into a definitive purchase and sale agreement and closed on October 29, 2010 the sale of our 10% non-operated working interest in the Cinco Terry property for $21,500,000, subject to customary adjustments. The effective date of the sale was October 1, 2010. The proceeds from the sale were used to pay down our revolving credit loan and will be used to fund expenditures under our capital budget. Our current borrowing base under the revolving credit agreement was reduced to $65,000,000 from $75,000,000 as a result of the sale.

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

Results of Operations

The following table sets forth summary information regarding natural gas, oil and NGL revenues, production, average product prices and average production costs and expenses for the three and nine  months ended September 30, 2010 and 2009, respectively. See a glossary of terms used below the table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues (in thousands)
Oil	$6,078	$1,804	$17,791	$4,821
Gas	1,713	232	4,790	952
NGLs	491	285	1,339	793
Total oil and gas sales	8,282	2,321	23,920	6,566
Field operations revenue	$1,279	$6	$3,195	$8

Production
Oil (MBbls)	88	30	251	101
Gas (MMcfs)	366	92	964	342
NGLs (MBbls)	13	8	33	31
Total (MBoe)	162	54	445	189
Total (Boe/d)	1,758	586	1,630	692

Average prices
Oil (per Bbl)	$69.25	$59.53	$70.88	$47.94
Gas (per Mcf)	4.68	2.52	4.97	2.79
NGLs (per Bbl)	38.04	34.38	40.05	25.23
Total average price (per Boe)	$51.21	$43.03	$53.74	$34.76

Costs and expenses (per Boe)
Lease operating expense (see Footnote 3)	$17.92	$20.15	$18.32	$16.56
Severance tax expense	3.95	2.69	3.78	2.24
Marketing expense	1.12	1.12	1.09	1.36
Exploration expense	1.55	5.17	2.42	2.08
Field operations expense	8.04	-	7.06	-
General and administrative expense (see Footnote 1 and 2 below)	28.65	43.24	40.22	23.95
Depletion, depreciation and accretion	14.16	18.42	16.04	16.41

(1)
General and administrative expense includes (i) acquisition related expenses of $0.12 per Boe and $1.13 per Boe, (ii) bonus accrual of $4.97 per Boe and none, (iii) non-cash stock compensation of $6.36 per Boe and $19.47 per Boe and (iv) non-recurring legal expenses of $1.43 per Boe and none for the three month periods ended September 30, 2010 and 2009, respectively.

(2)
General and administrative expense includes (i) acquisition related expenses of $3.18 per Boe and $0.32 per Boe, (ii) bonus accrual of $8.52 per Boe and none, (iii) non-cash stock compensation of $11.57 per Boe and $9.33 per Boe, and (iv) non-recurring legal expenses of $1.34 per Boe and none for the nine month periods ended September 30, 2010 and 2009, respectively.

(3)
Lease operating expense includes nonrecurring LOE of $1.11 per Boe and $2.28 per Boe and ad valorem taxes of $0.91 per Boe and $0.43 per Boe for the three and nine months ended September 30, 2010, respectively.

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

Three Months Ending September 30, 2010 and 2009

Oil and gas production.- Oil and gas production increased 200% to 161.7 MBoe for the three months ended September 30, 2010 from 53.9 MBoe for the three months ended September 30, 2009.  Production for the 2010 period was 62% oil and NGLs and 38% natural gas compared to 72% oil and NGLs and 28% natural gas for the 2009 period. Our average daily production on a Boe basis was 1,758 Boe per day for the 2010 period compared to 586 Boe per day for the 2009 period. The Triad Acquisition completed on February 12, 2010 accounted for 78.8 MBoe, or 73% of the increase in production on a Boe basis. The Sharon Acquisition completed September 30, 2009 accounted for approximately 3.5 MBoe, or 3% of the increase in production on a Boe basis.   Other areas contributing to the production increase include our South Texas area which was acquired along with Sharon Resources, Inc. in September 2009 where we drilled one well in November 2009 and reentered and recompleted two additional wells in March and September 2010.  We also experienced an increase in production in our North Dakota area due to the effect of unitization and waterflood operations which are currently ongoing, and in our our East Chalkley Field in Louisiana due to our acquisition of additional interest in the field in July of 2009. We also drilled a successful development well in the East Chaulkley field in December 2009. We also experienced production increases in our Cinco Terry property in West Texas, due to a drilling program we participated in during fiscal 2010.

Oil and gas sales.  Oil and gas sales increased approximately $6.0 million, or 257%, for the three months ended September 30, 2010 to approximately $8.3 million from approximately $2.3 million for the three months ended September 30, 2009. The increase in oil and gas sales principally resulted from increased production as a result of the completion of the Triad Acquisition in February 2010, the Sharon Acquisition in September 2009, increased production from drilling, unitization and waterflood operations, and increases in the prices we received for our oil, natural gas and NGL production. The average price we received for our production increased to $51.21 per Boe in the 2010 period compared to $43.03 per Boe in the 2009 period, a 19% increase. Approximately 22% of the increase in oil and gas sales was attributable to the increase in oil and gas prices and approximately 78% was attributable to the increase in production volumes. The prices we receive for our products are generally tied to commodity index prices. We periodically enter into commodity derivative contracts in an attempt to offset some of the variability in prices.  (See the discussion of commodity derivative activities in Note 6 to our condensed consolidated financial statements.)

Field operations revenue and expense and other.   Field operations revenue was approximately $1,279,000 for the three months ended September 30, 2010.  Field operations expense was approximately $1,300,000 for the three months ended September 30, 2010.  Nearly all of these increases resulted from the Triad Acquisition, and includes revenue and expense from services provided to third parties for drilling, well servicing, natural gas transportation, salt water disposal, and operating services.  Field operations revenues reported in 2009 were for operator fees charged to non-affiliated owners of wells we operate.  Other revenue was approximately $63,000 for the 2010 period and none for the 2009 period.  The 2010 period included gain on sale of assets and other income.  Field operations revenues declined in July of 2010 due to the temporary idling of two drilling rigs.

Lease operating expense.   Our lease operating expenses, or LOE, increased approximately $1.8 million, or 167%, for the three months ended September 30, 2010 to approximately $2.9 million ($17.92 per Boe) from approximately $1.1 million ($20.15 per Boe) for the three months ended September 30, 2009. The increase in LOE was primarily attributable to the Triad Acquisition, which accounted for 87% of the increase, nonrecurring costs of $180,000 ($1.11 per Boe) and ad valorem taxes of $148,000 ($0.91 per Boe). The 11% decrease in LOE on a Boe basis was primarily due to remedial costs incurred at our Williston Field in North Dakota.  Triad’s cost per Boe at September 30, 2010 is approximately 9% higher than our other properties due to the existence of older, legacy type oil fields that experience higher operating costs. The Company is working to implement a cost reduction program in an attempt to bring costs in line with the remainder of our production. Of the total increase in LOE, approximately 85% was due to production volume increases and 15% was due to price increases.

Severance taxes and marketing.   Our severance taxes increased approximately $494,000, or 340%, for the three months ended September 30, 2010 to approximately $639,000 from approximately $145,000 for the three months ended September 30, 2009. Of the increase in severance taxes, 59% was attributable to the increase in oil and gas production and 41% was attributable to increase in prices received on production sold. Marketing expenses increased approximately $121,000, or 199%, for the three months ended September 30, 2010 to approximately $181,000 from approximately $61,000 for the three months ended September 30, 2009. Severance taxes and marketing amounted to approximately 9.9% and 8.9% of oil and gas sales for the three months ended September 30, 2010 and 2009, respectively.

Exploration expense.   We recorded approximately $251,000 of exploration expense for the three months ended September 30, 2010, compared to approximately $279,000 for the three months ended September 30, 2009. Exploration expense in the 2009 period included dry hole cost of $252,000 versus none in the 2010 period. Geological and Geophysical costs were approximately $180,000 higher and lease renewals and delay rental expense was approximately $44,000 higher in the 2010 period compared to the 2009 period.

Depletion, depreciation and accretion.   Our depletion, depreciation and accretion expense, or DD&A,  increased approximately $1,296,000, or 130%, to approximately $2,289,000 for the three months ended September 30, 2010 from approximately $993,000 for the three months ended September 30, 2009. Our DD&A per Boe decreased by $4.26, or 37%, to $14.16 per Boe for the three months ended September 30, 2010, compared to $18.42 per Boe for the three months ended September 30, 2009. The decrease in DD&A expense per Boe was primarily attributable to the effect of new reserve evaluations conducted at mid-year 2010.

General and administrative.   Our general and administrative expenses, or G&A, increased approximately $2,302,000, or 99%, to approximately $4,634,000 ($28.65 per Boe) for the three months ended September 30, 2010 from approximately $2,332,000 ($43.24 per Boe) for the three months ended September 30, 2009. Our G&A for 2010 included higher salaries and related employee benefit costs, higher rental expense and office costs and higher consulting and non-professional services related to our ongoing expansion efforts commenced in September of 2009. In addition, our G&A expense in the 2010 period included substantial noncash and nonrecurring charges including: (i) share-based compensation of $1,028,000 ($6.36 per Boe), representing non cash stock compensation granted to our employees; (ii) bonus accruals of approximately $804,000 ($4.97 per Boe) to be granted to employees; (iii) acquisition related costs of approximately $20,000 ($0.12 per Boe) which were for legal, consulting and other costs related to the Triad Acquisition which closed on February 12, 2010 (these costs were expensed due to the requirements of ASC 805 which states that acquisition costs must be expensed rather than capitalized as part of the cost of the asset being acquired for years beginning in 2009); and  (iv) nonrecurring legal and other expenses amounting to approximately $231,000 ($1.43 per Boe) primarily related to compensation plans, acquisitions, and other general matters. Non-cash G&A expenses totaled approximately $1,028,000 ($6.36 per Boe) and approximately $1,050,000 ($19.47 per Boe) for the 2010 and 2009 periods, respectively. We expect overall G&A costs, including recurring and non-recurring expenses, to increase for the remainder of 2010.

Interest expense, net.   Our interest expense, net of interest income, increased approximately $358,000, or 52% to approximately $1,046,000 for the three months ended September 30, 2010 from approximately $688,000 for the three months ended September 30, 2009. This increase was substantially the result of our higher average debt level during 2010 offset by lower overall interest rates.

Commodity derivative activities.   Realized gains and losses from our commodity derivative activity increased our earnings by approximately $419,000 and $675,000 for the three months ended September 30, 2010 and 2009, respectively. Realized gains and losses are derived from the relative movement of oil and gas prices on the products we sell in relation to the range of prices in our derivative contracts for the respective three months. We had unrealized losses on commodity derivatives of approximately $481,000 and $485,000 for the three months ended September 30, 2010 and 2009, respectively. As commodity prices increase, the fair value of the open portion of those positions decreases.  As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record all changes in realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts”.  Our gain or loss from realized and unrealized derivative contracts was a loss of approximately $62,000 and a gain of approximately $191,000 for the three months ended September 30, 2010 and 2009, respectively. (See Note 6 to our condensed consolidated financial statements for more information.)

Net (income) loss attributable to non-controlling interest.   Net (income) loss from non-controlling interest was $(26,000) for the three months ended September 30, 2010 versus $15,000 for the same period in 2009. This represents 12.5% of the gain or loss incurred by our subsidiary, PRC Williston. We record a non-controlling interest in the results of operations of this subsidiary because we are contractually obligated to make distributions to the holders of this interest whenever we make distributions to ourselves from the subsidiary company.

Dividends on Preferred Stock.   Dividends on our Series C Perpetual Preferred Stock were approximately $601,000 for the three months ended September 30, 2010. The Series C Perpetual Preferred Stock has a stated value of approximately $28,844,000 at September 30, 2010 and carries a cumulative dividend rate of 10.25% per annum.  The Series C Perpetual Preferred Stock was initially issued on December 13, 2009.

Nine months Ending September 30, 2010 and 2009

Oil and gas production. Oil and gas production increased 136% to approximately 445.1 MBoe for the nine months ended September 30, 2010 from approximately 188.9 MBoe for the nine months ended September 30, 2009.  Production for the 2010 period was 64% oil and NGLs and 36% natural gas compared to 70% oil and NGLs and 30% natural gas for the 2009 period. Our average daily production on a Boe basis was approximately 1,630 Boe per day for the 2010 period compared to approximately 692 Boe per day for the 2009 period. The Triad Acquisition completed on February 12, 2010 accounted for approximately 210.4 MBoe, or 82% of the increase in production on a Boe basis. The Sharon Acquisition completed September 30, 2009 accounted for approximately 10.1 MBoe, or 4% of the increase in production on a Boe basis.  Other areas contributing to the production increase include our South Texas area which was acquired along with Sharon Resources, Inc. in September 2009 where we drilled one well in November 2009 and reentered and recompleted two additional wells in March and September 2010.  We also experienced an increase in production in our North Dakota area due to the effect of unitization and waterflood operations which are currently ongoing.  Production in our East Chalkley Field increased due to our acquisition of additional interest in the field in July of 2009 and the drilling of a successful development well in this field in December 2009. We experienced increased production in our Cinco Terry property in West Texas during the nine month period due to the drilling program we participated in during 2010.

Oil and gas sales.  Oil and gas sales increased approximately $17,354,000, or 264%, for the nine months ended September 30, 2010 to approximately $23,920,000 from approximately $6,566,000 for the nine months ended September 30, 2009. The increase in oil and gas sales principally resulted from increased production as a result of the completion of the Triad Acquisition in February 2010, the Sharon acquisition in September 2009, the results of our drilling, unitization and waterflood programs, and increases in the prices we received for our oil, natural gas and NGL production. The average price we received for our production increased to $53.74 per Boe in the 2010 period compared to $34.76 per Boe in the 2009 period, a 55% increase. Of the increase in oil and gas sales, approximately 49% was attributable to an increase in oil and gas prices, while approximately 51% of the increase was attributable to the increase in production volumes. The prices we receive for our products are generally tied to commodity index prices. We periodically enter into commodity derivative contracts in an attempt to offset some of the variability in prices.  (See the discussion of commodity derivative activities in Note 6 to our condensed consolidated financial statements.)

Field operations revenue and expense and other.   Field operations revenue was approximately $3,195,000 and $8,000 for the nine months ended September 30, 2010, respectively.  Field operations expense was approximately $3,143,000 and none for the nine months ended September 30, 2010 and 2009, respectively.  Nearly all of these increases resulted from the Triad Acquisition, and includes revenue and expense from services provided to third parties for drilling, well servicing, natural gas transportation, salt water disposal, and operating services. Field operations revenues reported in the 2009 period were for operator fees charged to non-affiliated owners of wells we operate.  Other revenue was approximately $135,000 for the 2010 period and $200,000 for the 2009 period.  The 2010 period included gain on sale of assets and other income while the 2009 period included a settlement received from a joint venture partner for failure to comply with a drilling commitment.  Field operations revenues declined in May and July of 2010 due to the temporary idling of two drilling rigs in connection with the acquisition of our client, Dominion Resources, by CNX Gas.

Lease operating expense.   Our lease operating expense, or LOE,  increased approximately $5,025,000, or 161%, for the nine months ended September 30, 2010 to approximately $8,154,000 ($18.32 per Boe) from approximately $3,129,000 ($16.56 per Boe) for the nine months ended September 30, 2009. The increase in LOE was primarily attributable to the Triad Acquisition, which accounted for 83% of the increase, non recurring costs of approximately $1,013,000 ($2.28 per Boe), and ad valorem taxes of approximately $193,000 ($0.43 per Boe). The 11% increase in LOE on a  Boe basis was primarily due to remedial costs incurred at our Williston Field in North Dakota and to Triad’s cost per Boe being approximately 16% higher than our other properties due to the existence of older, legacy type oil fields that experience higher operating costs. The Company is working to implement a cost reduction program to bring costs in line with the remainder of our production. Of the total increase in LOE, approximately 84% was due to production volume increases and 16% was due to price increases.

Severance taxes and marketing.   Our severance taxes increased approximately $1,259,000, or 297%, for the nine months ended September 30, 2010 to approximately $1,682,000 from approximately $424,000 for the nine months ended September 30, 2009. Of the increase in severance taxes, 46% was attributable to the increase in oil and gas production and 54% was attributable to increase in prices received on production sold. Marketing expenses increased approximately $228,000, or 89%, for the nine months ended September 30, 2010 to approximately $485,000 from approximately $257,000 for the nine months ended September 30, 2009. We were the beneficiaries of an adjustment to marketing expenses passed to us from the operator of one of our fields for excess compression costs previously billed. Severance taxes and marketing amounted to approximately 9% and 10% of oil and gas sales for the nine months ended September 30, 2010 and 2009, respectively.

Exploration expense.   We recorded approximately $1,076,000 of exploration expense for the nine months ended September 30, 2010, compared to approximately $392,000 for the nine months ended September 30, 2009. Exploration expense increases in the 2010 period resulted from increased G&G expense of approximately $747,000 and increased lease renewals and rentals of  approximately $218,000. We incurred dry hole expense of approximately $282,000 in the 2009 period versus none in the 2010 period.

Depletion, depreciation and accretion.   Our depletion, depreciation and accretion expense, or DD&A, increased approximately $4,038,000, or 130%, to approximately $7,138,000 for the nine months ended September 30, 2010 from approximately $3,100,000 for the nine months ended September 30, 2009. Our DD&A per Boe decreased by $0.37, or 2%, to $16.04 per Boe for the nine months ended September 30, 2010, compared to $16.41 per Boe for the nine months ended September 30, 2009. The decrease in DD&A expense per Boe was primarily attributable to the mid-year 2010 revision of our reserve estimates.

General and administrative.   Our general and administrative expenses, or G&A, increased approximately $13,377,000, or 296%, to approximately $17,903,000 ($40.22 per Boe) for the nine months ended September 30, 2010 from approximately $4,526,000 ($23.95 per Boe) for the nine months ended September 30, 2009. Our G&A for 2010 included higher salaries and related employee benefits, higher rent and office costs, and higher professional and consulting salaries related to the ongoing expansion efforts of the Company commenced in September 2009. In addition, G&A costs in the 2010 period include substantial non cash and non recurring expenses including; (i) share-based compensation of approximately $5,151,000 ($11.57 per Boe) representing non cash stock compensation to employees; (ii) bonus accruals of approximately $3,794,000 ($8.52 per Boe); (iii) acquisition related costs of approximately $1,415,000 ($3.18 per Boe) which were for legal, consulting and other costs related to the Triad Acquisition which closed on February 12, 2010 (these costs were expensed due to the requirements of ASC 805 which states that acquisition costs must be expensed rather than capitalized as part of the cost of the asset being acquired for years beginning in 2009); and (iv) nonrecurring legal and other expenses of approximately $598,000 ($1.34 per Boe) primarily related to compensation plans, acquisitions, and other general matters. Non-cash G&A expenses totaled approximately $5,151,000 ($11.57 per Boe) and approximately $1,762,000 ($9.33 per Boe) for the 2010 and 2009 periods. We expect overall G&A costs including recurring and non-recurring expenses to increase in 2010 due to the acquisition of Triad and ongoing expansion activities of the Company.

Interest expense, net.   Our interest expense, net of interest income, increased approximately $1,096,000, or 59% to approximately $2,962,000 for the nine months ended September 30, 2010 from approximately $1,866,000 for the nine months ended September 30, 2009. This increase was substantially the result of our higher average debt level during 2010 offset by lower interest rates.

Commodity derivative activities.   Realized gains and losses from our commodity derivative activity increased our earnings by approximately $3,529,000 and approximately $2,486,000 for the nine months ended September 30, 2010 and 2009, respectively. Realized gains and losses are derived from the relative movement of oil and gas prices on the products we sell in relation to the range of prices in our derivative contracts for the respective nine months. The realized gain in the 2010 period included a gain of approximately $2.9 million from the early close-out of a derivative position in February 2010.  The unrealized loss on commodity derivatives was approximately $1,181,000 for the 2010 period and approximately $3,514,000 for the 2009 period. As commodity prices increase, the fair value of the open portion of those positions decreases.  As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record all changes in realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts”.  Our gain or loss from realized and unrealized derivative contracts was a gain of approximately $2,348,000 and a loss of approximately $1,027,000 for the nine months ended September 30, 2010 and 2009, respectively. (See Note 6 to our condensed consolidated financial statements for more information.)

Net (income) loss attributable to non-controlling interest.   Net (income) loss from non-controlling interest was approximately $(91,000) for the nine months ended September 30, 2010 compared to approximately $130,000 for the same period in 2009. This represents 12.5% of the gain or loss incurred by our subsidiary, PRC Williston. We record a non-controlling interest in the results of operations of this subsidiary because we are contractually obligated to make distributions to the holders of this interest whenever we make distributions to ourselves from the subsidiary company.

Dividends on Preferred Stock.   Dividends on our Series C Perpetual Preferred Stock were approximately $1,179,000 for the nine months ended September 30, 2010. The Series C Perpetual Preferred Stock has a stated value of approximately $28.8 million, carries a cumulative dividend rate of 10.25% per annum. Dividends on our Series B Preferred Stock were approximately $131,000 for the 2010 period. The Series B Preferred Stock had a stated value of $15.0 million, carried a cumulative dividend rate of 2.75% per annum, and was issued on February 12, 2010 in connection with the acquisition of Triad. The Series B Preferred Stock was redeemed on September 7, 2010 in exchange for cash and our common stock.

Liquidity and Capital Resources

We generally will rely on cash generated from operations, borrowings under our revolving credit facility and, to the extent that credit and capital market conditions will allow, public and private equity and debt offerings to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our revolving credit facility, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity from equity or debt financings beyond our revolving credit facility will be available,or acceptable on our terms, or at all, in the foreseeable future.

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

We intend to fund 2010 capital expenditures, excluding any acquisitions, primarily out of internally-generated cash flows and, as necessary, borrowings under our revolving credit facility, exercise of outstanding options and warrants, and selective issuances of equity securities under our ATM facility. As of September 30, 2010, we had approximately $837,000 of cash on hand and $25,000,000 available to borrow under our revolving credit facility, for total liquidity of approximately $25,837,000 on that date. On July 27, 2010, the holders of our Series C Perpetual Preferred Stock approved a proposal to increase the total number of authorized shares of the Series C Perpetual Preferred Stock from 750,000 to 4,000,000 shares, which will allow us to continue sale of these securities under our ATM facility for our capital and liquidity needs.

For the nine months ended September 30, 2010, our primary sources of cash were from financing and operating activities and cash on hand at the beginning of the year. Approximately $82,030,000 of cash came from financing activities, approximately $3,646,000 of cash came from operating activities and approximately $2,282,000 of cash was on hand at the beginning of the period. Cash was used to fund our investment activities of approximately $87,121,000 during the period, including the acquisition of Triad.

For the nine months ended September 30, 2009, our primary sources of cash were from financing activities, operating activities and cash on hand at the beginning of the year. Approximately $5,477,000 of cash provided by financing activities, approximately $1,253,000 of cash provided by operating activities, and approximately $6,120,000 of cash that was on hand was used to fund our capital expenditures of approximately $10,518,000.

The following table summarizes our sources and uses of cash for the periods noted:

	Nine months Ended September 30,
	2010	2009
	(In thousands)
Cash flows provided by operating activities	$3,646	$1,253
Cash flows used in investing activities	(87,121)	(10,518)
Cash flows provided by financing activities	82,030	5,477
Net decrease in cash and cash equivalents	$(1,445)	$(3,788)

In November 2009, we were able to secure a new $150 million credit facility with BMO with an initial borrowing base of $25 million. The revolving credit agreement was amended and restated on February 12, 2010, in connection with the Triad Acquisition, and the borrowing base was increased to $70 million, including $60.0 million of Tranche A and $10.0 million of Tranche B. On May 13, 2010, the Credit Agreement was further amended and restated and the borrowing base was increased to $75.0 million, in a single tranche facility, eliminating the Tranche B. As of September 30, 2010 our borrowings under the facility were $50,000,000.

There are several factors that will affect our liquidity for the remainder of 2010.  We anticipate having increased operating cash flows as a result of the Triad Acquisition along with increased interest expense due to higher debt levels and higher dividend costs due to the issuance of our Series C Perpetual Preferred Stock. We also expect to have increased salary and other administrative costs associated with the increased number of employees resulting from the Triad acquisition and active expansion of our activity levels.  The increase in our borrowing base under our revolving credit agreement to $75.0 million on May 13, 2010 resulted in increased liquidity available to us. Since September 30, 2010, we received approximately $9.8 million in gross proceeds from the sale of our Series C Perpetual Preferred Stock. On October 29, 2010 we sold our 10% non-operated working interest in the Cinco Terry property for $21.5 million, subject to customary adjustments. The transaction was effective October 1, 2010. The proceeds were used to fund budgeted capital expenditures and to pay down the loan under our revolving credit facility. Our borrowing base under our revolving credit agreement was reduced to $65,000,000 from $75,000,000 as a result of this sale. We expect the additional operating cash flows from the Triad acquisition, additional liquidity under the credit agreement, and cash provided by the continued issuance of new common and preferred stock in 2010 will provide the cash necessary to meet all currently budgeted operating and capital expenditure requirements for the remainder of the 2010 year.

Operating Activities

In comparing the nine month periods ended September 30, 2010 and 2009, our cash flows from operations increased by approximately $2,393,000.

Investing Activities

Our cash flows used in investing activities for the nine months ended September 30, 2010 were primarily for the Triad Acquisition of approximately $59.5 million.  Capital expenditures of $38,376,000 of which $10,253,000 were accrued for at September 30, 2010,consisted of approximately $12,373,000 for the acquisition of undeveloped leasehold interests, primarily in the Eagle Ford Shale in South Texas and the Marcellus Shale in West Virginia, approximately $11,819,000 for exploratory drilling in South Texas and West Virginia, approximately $6,988,000 in development drilling in our Cinco Terry, North Dakota, and East Chalkley fields, and approximately $7,197,000 in pipeline and other development expenditures in the 2010 period. We also received refund for advances of approximately $1,433,000, had proceeds from sale of assets of approximately $50,000, and made deposits of approximately $980,000 in the 2010 period.  The Company incurred approximately $10,753,000 in capital expenditures and received approximately $235,000 from the Sharon acquisition during the comparable 2009 period.

Financing Activities

We borrowed $72,000,000 and repaid $35,000,000 under our revolving credit facility in the 2010 period versus borrowings of $5,500,000 and no repayments in the 2009 period. The amount borrowed under the revolving credit facility in 2010 was principally used to fund the Triad acquisition.  We spent approximately $2,630,000 in the 2010 period for deferred financing costs on the amendment and restatement of our revolving credit facility and the expansion of our borrowing base to $75,000,000. We received approximately $580,000 and approximately $217,000 in proceeds from other loans in the 2010 and 2009 periods, respectively, and repaid approximately $779,000 and approximately $127,000 of other loans in the 2010 and 2009 periods, respectively. We received approximately $24,423,000 net from the issuance of approximately 8,533,000 shares of our common stock, approximately $13,790,000 from exercise of approximately 242,000 of our $3.00 common stock warrants, 4,830,000 of our $2.00 common stock warrants, and 1,362,504 of our $2.50 common stock warrants and approximately $22,879,000 net from the issuance of 938,791 shares our Series C Perpetual Preferred Stock in the 2010 period versus none in the 2009 period. We also paid approximately $11,250,000 upon redemption of 3,000,000 shares of our Series B Preferred Stock and issued 1,000,000 shares of common stock upon conversion of 1,000,000 shares of our Series B Preferred Stock, approximately $1,335,000 in dividends on our Series B and Series C Perpetual Preferred Stock, and approximately $116,000 for surrendered stock options in the 2010 period versus none in the 2009 period.

We believe that cash flows from operations, continued issuance of our common stock and Series C Perpetual Preferred stock under our ATM facility, available cash, and borrowings under our revolving credit facility will finance substantially all of our anticipated capital needs through 2010. We may also use our revolving credit facility for possible acquisitions and temporary working capital needs. Further, we may decide to opportunistically access the public or private equity or debt markets for potential acquisitions, working capital or other liquidity needs, if such financings are available on acceptable terms. In September 2009, we filed a “shelf” registration statement on Form S-3 registering up to $100 million of common stock, preferred stock, warrants and debt securities. The registration statement was declared effective by the SEC on October 15, 2009.

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

Our capital expenditure budget for 2010 is subject to change depending upon a number of factors, including economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the results of our development and exploration efforts, the availability of sufficient capital resources for drilling prospects, our financial results, the availability of leases on reasonable terms and our ability to obtain permits for the drilling locations. Through September 30, 2010, we had spent approximately $38,376,000 on items covered by this budget. Our capital expenditures for the Eureka Hunter Pipeline are subject to certain restrictions in our revolving credit agreement as amended on May 13, 2010, discussed below.

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

Amended and Restated Credit Facility as of May 13, 2010

On May 13, 2010 we entered into an Amended and Restated Credit Agreement which increased the current borrowing base to $75.0 million.  This amendment effectively eliminates the Tranche B in the credit agreement. Additional provisions in the amendment change the designation of Eureka Hunter Pipeline, LLC to an unrestricted subsidiary under the terms of the credit agreement with a $1.0 million annual funding limit for contributions from Magnum Hunter made from operating cash flows and allowing an unlimited contribution if made from equity financings. The amendment also causes the interest rates and fees under the agreement to reset to those levels described above where the Tranche B has been repaid.  The interest rates will now be either (i) an alternate base rate (“ABR”) equal to the higher of (A) Bank of Montreal’s base rate, (B) the Federal Funds Effective Rate, plus 0.5% per annum and the (C) the LIBO Rate for a one month interest period on such day, plus 1.0% or (ii) the adjusted LIBO rate, which is the rate stated on Reuters BBA Libor Rates C2BORO1 market for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities. At September 30, 2010, we had $50.0 million outstanding under our Revolving Credit Facility with a weighted average interest rate of 4.5%.

Covenants

The Credit Agreement, as amended and restated on February 12, 2010, requires the Company to satisfy certain affirmative financial covenants, including maintaining (a) an interest coverage ratio (as such term is defined in the Credit Agreement) of not less than 2.5:1.0; (b) a ratio of total debt (as such term is defined in the Credit Agreement) to EBITDAX of not more than (1) 4.5:1.0 for the fiscal quarters ending December 31, 2009, March 31, 2010 and September 30, 2010 and (2) 4.0:1.0 for each fiscal quarter ending thereafter; and (c) a ratio of consolidated current assets (including available borrowing under its credit facility) to consolidated current liabilities of not less than 1.0:1.0.  The Company is also required to enter into certain commodity price hedging agreements pursuant to the terms of the Credit Agreement.  At September 30, 2010, we were in compliance with all of our then-applicable covenants and had not committed any acts of default under the credit agreement.

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

Our long-term debt is composed of borrowings under our revolving credit facility and term equipment debt assumed in the Triad acquisition. Interest on revolving debt is based on the rate applicable under our revolving credit facility, which was 4.5% at September 30, 2010. The term equipment debt has an average rate of approximately 6.25% at September 30, 2010. (See Note 8 in our condensed consolidated financial statements.)

In February 2007, we executed a five-year lease for approximately 2,900 square feet of office space in Houston, Texas.  In February 2009, we expanded our office space by executing a three-year lease for approximately 3,200 square feet of additional office space.  On September 30, 2009, we acquired Sharon Resources along with its 29 month commitment to rent 6,000 square feet of office space in Houston, Texas which was subsequently subleased commencing May 2010 through the end of the lease term.  In November 2009, we expanded our office space under an amendment to the lease by approximately 1,600 square feet.  In September 2010, we expanded our office space under an a new lease agreement by approximately 9,266 square feet.  Our rent payments are approximately $37,925, net of sublease amount, per month, including common area expenses. Triad had various lease commitments for periods ranging from five to ninety months at September 30, 2010, and with monthly payments of approximately $27,621 as of that date.

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

We have outstanding employment agreements with five officers for terms ranging from one to three years. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were all terminated without cause, was approximately $1.2 million at September 30, 2010.

The following table summarizes our contractual commitments as of September 30, 2010 (in thousands):

Contractual Obligations	Total	2010	2011 - 2012	2013 - 2014	After 2014
Long-term debt(1)	$53,258	$195	$51,173	$1,144	$746
Interest on long-term debt(2)	5,601	1,227	4,127	200	47
Operating lease obligations(3)	2,740	272	1,242	797	429
Asset retirement obligations(4)	4,635	-	733	111	3,791
Employment agreements with executive officers	1,179	295	884	-	-
Drilling contract commitment(5)	4,198	989	3,209	-	-
Total	$71,611	$2,978	$61,368	$2,252	$5,013

(1)	See Note 8 to our consolidated financial statements for a discussion of our long-term debt.
(2)
Interest payments have been calculated by applying the interest rate of 4.5% that was effective at September 30, 2010 on our revolving credit facility debt and 6.25% to the outstanding term debt balance at September 30, 2010.

(3)	Operating lease obligations are for office space and equipment.
(4)	See Note 7 to our consolidated financial statements for a discussion of our asset retirement obligations.
(5)
On September 25, 2010 the Company entered into a twelve month drilling contract.  Our maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, is approximately $4.1 million at September 30, 2010.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2010, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, and operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2010. Based on this evaluation, the CEO and CFO have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three and nine months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings, the outcome of which management believes will have a material adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2010, the Company sold an aggregate of 315,278 shares of its common stock pursuant to the exercise of certain warrants, as follows:

(a)  During the period from August 12, 2010 through September 30, 2010, the Company sold an aggregate of 37,500 shares of its common stock pursuant to the exercise of certain warrants issued by the Company in 2005, at an exercise price of $2.00 per share, for total gross proceeds of approximately $75,000. The warrants were issued by the Company in connection with a private placement by the Company of units, consisting of shares of common stock and warrants to purchase shares of common stock, to fund the purchase of certain assets by the Company.

(b) On July 14, 2010, the Company also sold an aggregate of 36,278 shares of its common stock pursuant to the exercise of certain warrants issued by the Company in November 2009, at an exercise price of $2.50 per share, for total gross proceeds of approximately $90,695. The warrants were issued by the Company in connection with an offering by the Company of units, consisting of shares of common stock and warrants to purchase shares of common stock, to a limited number of investors for cash, which was registered under the Securities Act of 1933. These investors consisted of certain directors and officers of the Company and certain of their friends and associates.

(c)  During the period from August 30, 2010 through September 14, 2010, the Company sold an aggregate of 241,500 shares of its common stock pursuant to the exercise of certain warrants issued by the Company in 2006, at an exercise price of $3.00 per share, for total gross proceeds of approximately $724,500. The warrants were issued by the Company in connection with a private placement by the Company of units, consisting of shares of common stock and warrants to purchase shares of common stock, to fund the purchase of certain assets by the Company.

All the shares described above were sold by the Company in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

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

MAGNUM HUNTER RESOURCES CORPORATION

Date: November 12, 2010	/s/ Gary C. Evans
Gary C. Evans,
Chairman and Chief Executive Officer

Date: November 12, 2010	/s/ Ronald D. Ormand
Ronald D. Ormand,
Executive Vice President and Chief Financial Officer