Form 10-K/A
period 2010-12-31
MAGNUM HUNTER RESOURCES CORP
filed 2011-03-15
CIK 1335190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
(Address of principal executive offices, including zip code)

Registrant’s telephone number including area code: (832) 369-6986

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
$0.01 par value Common Stock 10.25% Series C Cumulative Perpetual Preferred Stock	NYSE NYSE Amex

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

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

As of March 11, 2011, 76,452,804 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K, to the extent no set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends Magnum Hunter Resources Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original 10-K”) which was filed with the Securities and Exchange Commission (the “Commission”) on February 18, 2011. The Company is filing this Amendment for the sole purpose of replacing in its entirety Item 2 – Properties of the Original 10-K and to file or furnish certain updated exhibits.

Item 2 – Properties is being amended to:

•	Add disclosure regarding our delivery commitments;
•
Add disclosure regarding the net quantities of oil and gas produced and sold by the Company for each of the previous three years ended December 31st and the average sales price per unit and average production cost per unit in connection therewith;

•	Add disclosure regarding the number of wells that are in the process of being drilled or completed;
•	Update certain reconciliation information with respect to non-GAAP financial information that was previously reported in a Current Report on Form 8-K; and
•	Provide certain additional information regarding our drilling activities that appears in the second to last paragraph of the section titled “Appalachian Basin/Marcellus Shale.”

Certain exhibits have been updated and are being filed or furnished with this Amendment to:

•	Provide an updated consent of our independent petroleum engineer; and
•	Provide the required certifications by our principal executive officer and principal financial officer.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original 10-K, or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.

This Amendment should be read in conjunction with the Company’s filings with the Commission made subsequent to the date of the original filing.

PART I

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

As of February 14, 2011, we had approximately 56,595 net acres in the core Marcellus Shale area. Our Marcellus Shale acreage is principally located in Tyler, Pleasants, Dodddridge, Wetzel and Lewis Counties, West Virginia. The Company operates 32 vertical Marcellus Shale wells and three horizontal Marcellus Shale wells defining the potential within our existing acreage. We also own conventional acreage in Pleasants County, West Virginia and in Nobel and Washington Counties, Ohio. As of February 14, 2011, approximately 75% of our  leases in the Marcellus Shale area are held by production. Our shallow production comes from the Big Ingun, Berea, Devonian Shale and the Clinton/Medina Sands. We also believe that our acreage may have the possibility of producing from the Trenton-Black River and Huron formations. The Huron formation has also benefited from lateral well drilling technology. In addition to our Marcellus Shale acreage, we have significant enhanced waterflood oil recovery operations in Calhoun, Clay and Roane Counties, West Virginia, including our Granny’s Creek Field, Richardson Unit and Tariff unit.

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

On January 25, 2011, NGAS and Triad Hunter entered into a participation agreement and related operating agreement for two horizontal wells required under an existing NGAS drilling commitment under a lease covering approximately 27,000 acres in the Amvest field. The participation agreement provides that the wells are to be drilled by NGAS for the account of Triad Hunter at cost, with NGAS receiving an overhead fee of $50,000 per well and Magnum Hunter receiving a put option on the wells, at cost.

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

The Company spud the Furrh #1-H well in early February 2011. This well is located in Gonzalez County.  The Company operates the Furrh #1-H well and owns a 50% working interest.

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

Reserves

Our oil and gas properties are primarily located in (i) the Appalachian Basin in West Virginia, Ohio and Kentucky, with substantial acreage in the Marcellus Shale area in West Virginia; (ii) Texas, including substantial acreage in the Eagle Ford Shale area; (iii) the Williston Basin in North Dakota; and (iv) southern Louisiana. We currently do not have any delivery commitments with regard to our future oil and gas production.  Cawley, Gillespie & Associates, Inc., independent petroleum consultants, which we refer to as CGA, has estimated our oil and natural gas reserves and the present value of future net revenues therefrom as of December 31, 2010. Those estimates were determined based on prices and costs as of or for the twelve month period ended December 31, 2010. Since January 1, 2010, we have not filed, nor were we required to file, any reports concerning our oil and gas reserves with any federal authority or agency, other than the SEC.

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

The following table sets forth our estimated proved reserves at the end of each of the past three years:

	2010	2009	2008

Description
Proved Developed Reserves
Oil (bbls)	3,720,300	1,694,700	1,092,730
NGLs (bbls)	—	361,000	301,577
Natural Gas (mcf)	18,887,700	4,952,500	2,549,496
Proved Undeveloped Reserves
Oil (bbls)	3,104,000	2,126,800	769,309
NGLs (bbls)	—	426,000	245,636
Natural Gas (mcf)	20,564,200	4,411,700	1,703,450
Total Proved Reserves (boe)(1)(2)	13,399,700	6,169,200	3,118,076

PV-10 Value ($mm)(3)	$177.8	$65.6	$21.0
Standardized Measure ($mms)	$128.0	$47.4	$15.6
_________________

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
______________
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

As of February 15, 2011, we had 1 gross (0.5 net) wells in the process of drilling or completing.

Oil and Gas Production, Prices and Costs

The following table shows the approximate net production attributable to our oil and gas interests, the average sales price and the average lease operating expense attributable to our total oil and gas production and for certain segments of our operations as required by SEC rules. Production and sales information relating to properties acquired is reflected in this table only since the closing date of the acquisition and may affect the comparability of the data between the periods presented. Property disposed of that is treated as discontinued operations has been excluded from such periods.

	Years Ended December 31,
	2010	2009	2008
Sistersville(1)
Oil Production (Bbls)	3,896.0	-	-
Natural Gas Production (Mcf)	256,157.0	-	-
NGL Production (Bbls)	-	-	-
Total Production (Boe)	46,588.8	-	-
Oil Average Sales Price	$71.80	-	-
Natural Gas Average Sales Price	$5.91	-	-
NGL Average Sales Price	-	-	-
Average Lease Operating Expense per Boe	$10.59	-	-

Mohall(2)
Oil Production (Bbls)	38,034.7	29,532.1	22,748.0
Natural Gas Production (Mcf)	-	-	-
NGL Production (Bbls)	-	-	-
Total Production (Boe)	38,034.7	29,532.1	22,748.0
Oil Average Sales Price	$69.70	$55.30	$85.32
Natural Gas Average Sales Price	-	-	-
NGL Average Sales Price	-	-	-
Average Lease Operating Expense per Boe	$22.96	$20.79	$28.26

Total Company
Oil Production (Bbls)	316,119.6	114,590.0	110,718.9
Natural Gas Production (Mcf)	952,174.7	191,151.0	130,370.5
NGL Production (Bbls)	-	-	-
Total Production (Boe)	474,817.3	146,449.0	132,447.4
Oil Average Sales Price	$72.41	$53.56	$86.92
Natural Gas Average Sales Price	$5.07	$2.46	$4.36
NGL Average Sales Price	-	-	-
Average Lease Operating Expense per Boe	$21.90	$26.48	$30.42

(1) These properties were part of the assets acquired from Triad Energy in 2010, which are located in West Virginia.
(2) These properties are part of our non-operated properties in the Williston Basin in North Dakota.

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

Non-GAAP Measures: Reconciliation to Standardized Measure

This annual report contains certain financial measures that are non-GAAP measures. We have provided reconciliations within this report of the non-GAAP financial measures to the most directly comparable GAAP financial measures. These non-GAAP financial measures should be considered in addition to, but not as a substitute for, measures for financial performance prepared in accordance with GAAP that are presented in this report.

PV-10 is the present value of the estimated future cash flows from estimated total proved reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. The estimated future cash flows are discounted at an annual rate of 10% to determine their “present value”. We believe PV-10 to be an important measure for evaluating the relative significance of our oil and gas properties and that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and investors in evaluating oil and gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating the Company. We believe that PV-10 is a financial measure routinely used and calculated similarly by other companies in the oil and gas industry. However, PV-10 should not be considered as an alternative to the standardized measure as computed under GAAP.

The standardized measure of discounted future net cash flows relating to our total proved oil and gas reserves is as follows (in thousands):

(Unaudited) As of December 31,
2010

Future cash inflows	$709,788
Future production costs	(253,544)
Future development costs	(77,216)
Future income tax expense	(88,233)
Future net cash flows	290,795
10% annual discount for estimated
timing of cash flows	(162,836)
Standardized measure of discounted future
net cash flows related to proved reserves	$127,959

Reconciliation of Non-GAAP Measure
PV-10	$177,814
Less: Income taxes
Undiscounted future income taxes	(88,233)
10% discount factor	38,378
Future discounted income taxes	(49,855)

Standardized measure of discounted future net cash flows	$127,959

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:  The exhibits listed below are filed or incorporated by reference as part of this report.

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, filed February 13, 2002
3.1.1(1)	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed May 8, 2003
3.1.2(1)	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed June 6, 2005
3.1.3(4)	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed July 18, 2007
3.1.4(7)	Certificate of Ownership and Merger Merging Magnum Hunter Resources Corporation with and into Petro Resources Corporation, filed July 13, 2009
3.1.5(22)	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed November 3, 2010
3.2(1)	Amended and Restated Bylaws of the Registrant, dated March 15, 2001
3.2.1(2)	Amendment to Bylaws of the Registrant, dated April 14, 2006
3.2.2(5)	Amendment to Bylaws of the Registrant, dated October 12, 2006
4.1	Form of certificate for common stock##
4.2(13)	Certificate of Designation of Rights and Preferences of 10.25% Series C Cumulative Perpetual Preferred Stock, dated December 10, 2009
4.2.1(16)	Certificate of Amendment of Certificate of Designation of Rights and Preferences of 10.25% Series C Cumulative Perpetual Preferred Stock, dated August 2, 2010
4.2.2(20)	Certificate of Amendment of Certificate of Designation of Rights and Preferences of 10.25% Series C Cumulative Perpetual Preferred Stock, dated September 8, 2010
10.1(15)	Employment Agreement between the Registrant and James W. Denny, dated May 27, 2008*
10.2(6)	Employment Agreement between the Registrant and Gary C. Evans, dated May 22, 2009*
10.3(6)	Stock Option Agreement between the Registrant and Gary C. Evans, dated May 22, 2009*
10.4(6)	Restricted Stock Agreement between the Registrant and Gary C. Evans, dated May 22, 2009*
10.5(6)	Employment Agreement between the Registrant and Ronald D. Ormand, dated May 22, 2009*
10.6(6)	Stock Option Agreement between the Registrant and Ronald D. Ormand, dated May 22, 2009*
10.7(6)	Restricted Stock Agreement between the Registrant and Ronald D. Ormand, dated May 22, 2009*
10.8	Employment Agreement between the Registrant and H.C. “Kip” Ferguson, dated October 1, 2009*##
10.9	Resignation and General Release Agreement between the Registrant and Wayne P. Hall, dated December 22, 2010##
10.10(25)	Amended and Restated Stock Incentive Plan of Registrant*
10.11	Form of Stock Option Agreement under the Registrant’s Amended and Restated Stock Incentive Plan*##
10.12(25)	Form of Restricted Stock Award Agreement under the Registrant’s Amended and Restated Stock Incentive Plan*
10.13(25)	Form of Stock Appreciation Right Agreement under the Registrant’s Amended and Restated Stock Incentive Plan*
10.14(1)	Lease Purchase Agreement between the Registrant and The Meridian Resource & Exploration, LLC, dated January 10, 2006
10.15(1)	Form of Registration Rights Agreement for $3.00 warrants sold as part of the Registrant’s February 2006 private placement, dated February 17, 2006
10.16(1)	Form of $3.00 Warrant sold as part of February 2006 private placement
10.17(3)	Purchase and Sale Agreement between the Registrant and Eagle Operating, Inc., dated December 11, 2006
10.18	First Amendment to Purchase and Sale Agreement between the Registrant and Eagle Operating, Inc., dated January 25, 2007##
10.19(8)	Agreement and Plan of Merger between the Registrant, Sharon Hunter, Inc., Sharon Resources, Inc. and Sharon Energy Ltd., dated September 9, 2009
10.20(8)	Purchase and Sale Agreement between the Registrant and Centurion Exploration Company, LLC, dated September 14, 2009
10.21(9)	Asset Purchase Agreement between the Registrant and Triad Energy Corporation, dated October 28, 2009
10.22(10)	Form of Securities Purchase and Registration Rights Agreement with respect to November 5, 2009 offering
10.23(10)	Form of $2.50 Warrant with respect to the Registrant’s November 5, 2009 offering
10.24(11)	Placement Agency Agreement with respect to the Registrant’s November 10, 2009 offering, dated November 10, 2009
10.25(11)	Placement Agency Agreement with respect to the Registrant’s November 11, 2009 offering, dated November 11, 2009
10.26(11)	Form of $2.50 Warrant with respect to the Registrant’s November 10 and 11, 2009 offerings
10.27(12)	Underwriting Agreement between the Registrant and Wunderlich Securities, Inc., dated December 9, 2009
10.28(14)	Amended and Restated Credit Agreement between the Registrant, Bank of Montreal, Capital One, N.A., BMO Capital Markets and Capital One, N.A and the lenders party thereto, dated February 12, 2010+
10.29(17)	First Amendment to Amended and Restated Credit Agreement between the Registrant, Bank of Montreal, Capital One, N.A., and the lenders party thereto, dated May 13, 2010

Exhibit Number	Description
10.30(18)	At the Market Sales Agreement for Series C Preferred Stock between the Registrant and McNicoll, Lewis & Vlak LLC, dated June 22, 2010
10.31(19)	At the Market Sales Agreement for common stock between the Registrant and McNicoll, Lewis & Vlak LLC, dated June 25, 2010
10.32(21)	Limited Waiver of Credit Agreement Provisions, between the Registrant and Bank of Montreal and Capital One, N.A., dated September 24, 2010
10.33(23)	Purchase and Sale Agreement between the Registrant and Approach Oil & Gas Inc., dated October 29, 2010+
10.34(24)	At the Market Sales Agreement for common stock between the Registrant and McNicoll, Lewis and Vlak, LLC, dated November 12, 2010
10.35(24)	At the Market Sales Agreement for Series C Preferred Stock between the Registrant and McNicoll, Lewis and Vlak, LLC, dated November 12, 2010
10.36(26)	Second Amendment to Amended and Restated Credit Agreement and Waiver between the Registrant, Bank of Montreal, Capital One, N.A., and the guarantors and lenders party thereto, dated November 30, 2010+
10.37(27)	Arrangement Agreement between the Registrant and NGAS Resources, Inc., dated December 23, 2010+
10.38(27)	Form of Support Agreement between the Registrant and certain NGAS Resources, Inc. shareholders, dated December 23, 2010
10.39(28)	Purchase and Sale Agreement between the Registrant, Quest Eastern Resource LLC and PostRock MidContinent Production, LLC, dated December 24, 2010+@
10.40(29)
Arrangement Agreement between the Registrant and NuLoch Resources Inc., dated January 19, 2011(including Form of Support Agreement between the Registrant and certain NuLoch Resources Inc. shareholders)+

21.1	List of Subsidiaries##
23.1	Consent of Hein & Associates LLP##
23.2	Consent of MaloneBailey, PC##
23.3	Consent of Cawley Gillespie & Associates, Inc#
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#**
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#**
32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#
32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#
99.1	Independent Engineer Reserve Report for the year ended December 31, 2010 prepared by Cawley Gillespie & Associates, Inc.# #
__________________
*	The referenced exhibit is a management contract, compensatory plan or arrangement.

+	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

@	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

#	Filed herewith.

##	Filed or furnished as an Exhibit to our Original Form 10-K filed on February 18, 2011.

**
Our original certifications pursuant to Rule 13a-14(a) and Rule 14d-14(a) are filed with the Original Form 10-K filed on February 18, 2011.  The certifications filed with this Amendment are limited to the matters addressed herein.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on March 21, 2006.

(2)	Incorporated by reference from the Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 filed on June 9, 2006.

(3)	Incorporated by reference from the Registrant’s annual report on Form 10-KSB for the year ended December 31, 2006, filed on April 2, 2007.

(4)	Incorporated by reference from the Registrant’s quarterly report on Form 10-QSB filed on August 14, 2007.

(5)	Incorporated by reference from the Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 filed on September 21, 2007.

(6)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on May 28, 2009.

(7)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on July 14, 2009.

(8)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on September 15, 2009.

(9)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on October 29, 2009.

(10)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on November 6, 2009.

(11)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on November 13, 2009.

(12)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on December 11, 2009.

(13)	Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on December 10, 2009.

(14)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on February 19, 2010.

(15)	Incorporated by reference from the Registrant’s annual report on Form 10-K filed on March 31, 2009.

(16)	Incorporated by reference from the Registrant’s quarterly report on Form 10-Q filed on August 12, 2010.

(17)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on May 19, 2010.

(18)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on June 24, 2010.

(19)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on June 25, 2010.

(20)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on September 15, 2010.

(21)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on September 30, 2010.

(22)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on November 2, 2010.

(23)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on November 4, 2010.

(24)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on November 15, 2010.

(25)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on December 3, 2010.

(26)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on December 6, 2010.

(27)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on December 30, 2010.

(28)	Incorporated by reference from the Registrant’s current report on Form 8-K/A filed on March 2, 2011.

(29)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on January 25, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES CORPORATION
Date: March 15, 2011	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman of the Board and Chief Executive Officer