Form 10-Q
period 2011-03-31
MAGNUM HUNTER RESOURCES CORP
filed 2011-05-09
CIK 1335190

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

-OR-

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 6, 2011 there were 124,236,472 shares of the registrant’s common stock ($.01 par value) outstanding.

MAGNUM HUNTER RESOURCES CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2011

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per-share data)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,836	$554
Accounts receivable	16,048	11,705
Prepaids and other current assets	1,246	867

Total current assets	21,130	13,126

PROPERTY AND EQUIPMENT (Net of Accumulated Depletion and Depreciation):
Oil and natural gas properties, successful efforts accounting	227,958	189,912
Gas gathering and other equipment	56,816	42,689

Total property and equipment, net	284,774	232,601

OTHER ASSETS:
Deferred financing costs, net of amortization of $1,586 and $1,237 respectively	2,330	2,678
Other assets	578	562

Total assets	$308,812	$248,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$7,145	$7,132
Accounts payable	25,646	33,319
Accrued liabilities	946	435
Revenue payable	4,314	2,630
Dividend payable	46	—
Derivative liability	3,436	719

Total current liabilities	41,533	44,235

OTHER LIABILITIES:
Payable on sale of partnership	641	641
Notes payable, less current portion	35,798	26,019
Derivative payable	692	59
Asset retirement obligation	4,571	4,455
Other long term liabilities	38	—

Total liabilities	83,273	75,409

COMMITMENTS AND CONTINGENCIES (Note 12)

REDEEMABLE PREFERRED STOCK:
Series C Cumulative Perpetual Preferred Stock, cumulative dividend rate 10.25% per annum, 4,000,000 authorized, 4,000,000 and 2,809,456 issued & outstanding as of March 31, 2011 and December 31, 2010, respectively, with liquidation preference of $25.00 per share	100,000	70,236

SHAREHOLDERS’ EQUITY:

Preferred Stock, 10,000,000 shares authorized	—	—
Series D Cumulative Perpetual Preferred Stock, cumulative dividend rate 8.0% per annum, 5,750,000 authorized, 409,677 and none issued & outstanding as of March 31, 2011 and December 31, 2010, respectively, with liquidation preference of $50.00 per share	20,484	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 77,632,789 and 74,863,135 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	776	749
Additional paid in capital	163,411	152,439
Accumulated deficit	(58,700)	(49,402)
Treasury stock at cost, 761,652 shares	(1,310)	(1,310)
Unearned common stock in KSOP at cost, 153,300 shares	(604)	(604)

Total Magnum Hunter Resources Corporation shareholders’ equity	124,057	101,872
Non-controlling interest	1,482	1,450

Total shareholders’ equity	125,539	103,322

Total liabilities and shareholders’ equity	$308,812	$248,967

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per-share data)

	Three Months Ended
	March 31,
	2011	2010
REVENUE:
Oil and gas sales	$13,961	$6,127
Field operations and other	1,360	528

Total revenue	15,321	6,655

EXPENSES:
Lease operating expenses	2,997	2,287
Severance taxes and marketing	995	509
Exploration	315	97
Field operations	1,156	271
Depreciation, depletion and accretion	5,530	1,216
General and administrative	6,857	6,768

Total expenses	17,850	11,148

OPERATING LOSS	(2,529)	(4,493)

OTHER INCOME (EXPENSE):
Interest income	3	2
Interest expense	(790)	(650)
Gain (loss) on derivative contracts	(3,342)	1,132

Loss from continuing operations before non-controlling interest	(6,658)	(4,009)

Net income attributable to non-controlling interest	(32)	(68)

Net loss attributable to Magnum Hunter Resources Corporation from continuing operations	(6,690)	(4,077)

Income from discontinued operations	—	290

Net loss	(6,690)	(3,787)

Dividend on Preferred Stock	(2,608)	(262)

Net loss attributable to common shareholders	$(9,298)	$(4,049)

Weighted average number of common shares outstanding
Basic and diluted	75,642,091	55,748,540

Net loss from continuing operations	$(0.12)	$(0.08)

Net income from discontinued operations	$0.00	$0.01

Net loss per common share, basic and diluted	$(0.12)	$(0.07)

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Number of	Number of			Additional					Total
	Shares of	Shares of Series D	Common	Series D	Paid in	Accumulated	Treasury	Unearned Common	Noncontrolling	Shareholders’
	Common Stock	Preferred Stock	Stock	Preferred Stock	Capital	Deficit	Stock	Shares in KSOP	Interest	Equity
BALANCE, January 1, 2011	74,863	—	$749	—	$152,439	$(49,402)	$(1,310)	$(604)	$1,450	$103,322

Restricted stock issued to employees and directors	63	—	1	—	149	—	—	—	—	150
Stock compensation	—	—	—	—	1,234	—	—	—	—	1,234
Issued shares of Series C Preferred Stock	—	—	—	—	(624)	—	—	—	—	(624)
Issued shares of Common Stock for cash	—	—	—	—	—	—	—	—	—	—
Issued shares of Series D Preferred Stock for cash	—	410	—	20,484	(2,342)	—	—	—	—	18,142
Issued shares of Common Stock upon exercise of warrants	799	—	8	—	2,383	—	—	—	—	2,391
Issued shares of common stock upon stock option exercise	962	—	9	—	2,639	—	—	—	—	2,648
Dividends on Series C Cumulative Perpetual Preferred	—	—	—	—	—	(2,562)	—	—	—	(2,562)
Dividends on Series D Preferred Stock	—	—	—	—	—	(46)	—	—	—	(46)
Issued 946,314 shares of common stock for acquisition of assets	946	—	9	—	7,533	—	—	—	—	7,542
Net loss	—	—	—	—	—	(6,690)	—	—	32	(6,658)

BALANCE, March 31, 2011	77,633	410	$776	20,484	$163,411	$(58,700)	$(1,310)	$(604)	$1,482	$125,539

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(6,690)	$(3,787)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncontrolling Interest	32	68
Depletion, depreciation, and accretion	5,530	1,540
Amortization of deferred financing costs included in interest expense	349	220
Gain on sale of assets	4	—
Share-based compensation	1,384	1,354
Unrealized loss on derivative contracts	3,350	1,856
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(2,655)	589
Prepaid expenses and other current assets	(379)	(219)
Accounts payable and accrued liabilities	6,646	1,037
Revenue payable	1,684	220

Net cash provided by operating activities	9,255	2,878

Cash flows from investing activities
Capital expenditures	(65,542)	(9,460)
Change in advances	1	698
Cash paid in acquisition of Triad, net of cash acquired of $3,710	—	(59,500)
Change in deposits	(17)	(68)
Proceeds from sales of assets	(4)	—

Net cash used in investing activities	(65,562)	(68,330)

Cash flows from financing activities
Net proceeds from sale of common stock and warrants	—	13,182
Net proceeds from sale of Series C preferred shares	29,140	3,585
Net proceeds from sale of Series D preferred shares	18,142	—
Proceeds from exercise of warrants	2,391	—
Proceeds from exercise of common stock options	2,648	—
Common stock options surrendered for cash	—	(116)
Preferred stock dividend paid	(2,562)	(273)
Proceeds from revolving credit borrowings	36,000	58,000
Principal payment on revolving credit	(26,000)	(7,000)
Principal payment on loan	(251)	(116)
Proceeds from loan borrowing	44	—
Payment of deferred financing costs	—	(2,614)
Change in other long-term liabilities	37	—

Net cash provided by financing activities	59,589	64,648

Net increase (decrease) in cash and cash equivalents	3,282	(804)
Cash and cash equivalents, beginning of period	554	2,282

Cash and cash equivalents, end of period	$3,836	$1,478

Supplemental disclosure of cash flow information
Cash paid for interest	$311	$191

Non-cash transactions
Stock issued for acquisition of PostRock assets	$7,542	$—

Preferred stock issued for acquisition of Triad	$—	$14,982

Debt assumed in the acquisition of Triad	$—	$3,412

Accrued capital expenditures	$7,723	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

NOTE 1—BASIS OF PRESENTATION
The accompanying unaudited interim financial statements of Magnum Hunter Resources Corporation (the “Company” or “Magnum Hunter”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements as reported in the 2010 annual report on Form 10-K, as amended, have been omitted.
Income or Loss per Share
Basic income or loss per common share is net income or loss available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares outstanding for the potential dilution from in-the-money common stock options and warrants, and convertible debentures and preferred stock.
We have issued potentially dilutive instruments in the form of restricted common stock granted and not yet issued, common stock warrants, common stock options and Series B Redeemable Convertible Preferred Stock. The total number of potentially dilutive securities at March 31, 2011 was 12,106,637. There were 21,435,688 potentially dilutive securities outstanding at March 31, 2010. We did not include the potentially dilutive securities in our calculation of diluted loss per share during either period because to include them would be anti-dilutive due to our net loss during those periods.
The following table summarizes the types of potentially dilutive securities outstanding as of March 31, 2011 and 2010 (in thousands):

	March 31,
	2011	2010
Series B Preferred Stock	—	4,000
Warrants	149	8,578
Restricted Shares granted, not yet issued	61	105
Common Stock Options	11,896	8,753
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Presentation
The consolidated financial statements include the accounts of Magnum Hunter and our wholly-owned subsidiaries, Eagle Ford Hunter, Inc. (f/k/a Sharon Hunter Resources, Inc.) (“Sharon”), Triad Hunter, LLC, Alpha Hunter Drilling, LLC, Hunter Disposal, LLC, Eureka Hunter Pipeline, LLC, Hunter Real Estate, LLC, NGAS Hunter, LLC (f/k/a MHR Acquisition Company I, LLC), Williston Hunter ND, LLC (f/k/a MHR Acquisition II, LLC), and MHR Acquisition Company III, LLC. We also have consolidated our 87.5% controlling interest in PRC Williston, LLC (“PRC”) with noncontrolling interests recorded for the outside interest in PRC. All significant intercompany balances and transactions have been eliminated.
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions and conditions. Significant estimates are required for proved oil and gas reserves which may have a material impact on the carrying value of oil and gas property.
Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company’s financial condition and results of operations. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected, could have a material impact on our results of operations or financial condition.

Reclassification of Prior-Year Balances
Certain prior-year balances in the consolidated financial statements have been reclassified to correspond with current-year classifications. As a result of the sale of our Cinco Terry oil and gas properties on October 29, 2010, we reclassified the gain on sale and all prior operating income and related interest expense for this property as discontinued operations.
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
We used the following fair value measurements for certain of our assets and liabilities during the three months ended March 31, 2011 and at December 31, 2010:
Level 2 Classification:
Derivative Instruments
At March 31, 2011 and December 31, 2010, the Company had commodity derivative financial instruments in place. The Company does not apply hedge accounting; therefore, the changes in fair value subsequent to the initial measurement are recorded as income or expense. The estimated fair value amounts of the Company’s derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s derivative instruments are valued using public indexes, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange. See Note 6 — Financial Instruments and Derivatives, for additional information.
As of March 31, 2011 and December 31, 2010, the Company’s derivative contracts were with major financial institutions, most of which are senior lenders to the Company, and have investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

The following tables present recurring financial assets and liabilities which are carried at fair value as of March 31, 2011 and December 31, 2010:

	Fair Value Measurements on a Recurring Basis
	March 31, 2011
	(In thousands)
	Level 1	Level 2	Level 3
Commodity derivatives	$—	$—	$—

Total assets at fair value	$—	$—	$—
Commodity derivatives	$—	$4,128	$—

Total liabilities at fair value	$—	$4,128	$—

	Fair Value Measurements on a Recurring Basis
	December 31, 2010
	(In thousands)
	Level 1	Level 2	Level 3
Commodity derivatives	$—	$—	$—

Total assets as fair value	$—	$—	$—
Commodity derivatives	$—	$778	$—

Total liabilities at fair value	$—	$778	$—

NOTE 4 — ACQUISITIONS
Triad
On February 12, 2010, the Company completed the acquisition of the assets of privately-held Triad Energy Corporation and certain of its affiliated entities (collectively, “Triad”), resulting in only two months of operating activity for these assets for the three months ended March 31, 2010. See our 2010 annual report on form 10-K, as amended, for details.
PostRock
On December 24, 2010, Magnum Hunter Resources Corporation and Triad Hunter, LLC entered into a Purchase and Sale Agreement with Post Rock, pursuant to which Triad Hunter, LLC agreed to purchase certain oil and gas properties and leasehold mineral interests and related assets located in Wetzel and Lewis Counties, West Virginia. The Purchase Agreement provided for the acquisition to be completed in two phases for total consideration of $44.3 million consisting of 50% common stock and 50% cash. Both phases were effective as of November 1, 2010.
The first phase of the acquisition closed on December 30, 2010. See our 2010 annual report on form 10-K, as amended, for details.
On January 14, 2011, we closed the second phase of the PostRock acquisition, the Lewis County assets, for total consideration of approximately $13.3 million which consisted of 946,314 shares of the Company’s restricted common stock and a cash payment of approximately $5.8 million.

The following table summarizes the purchase price and the fair values of the net assets acquired during the three months ended March 31, 2011 (in thousands):

Fair value of total purchase price:
946,314 shares of common stock issued on January 14, 2011 at $7.97 per share	$7,542
Cash paid on January 14, 2011	5,764

Total	$13,306

Amounts recognized for assets acquired and liabilities assumed:
Working capital	$(23)
Oil and gas properties	13,343
Equipment and other fixed assets	3
Asset retirement obligation	(17)

Total	$13,306

Working capital acquired:
Prepaid expenses	$3
Transfer tax payable	(26)

Total working capital acquired	$(23)

The following summary, prepared on a pro forma basis, presents the results of operations for the three months ended March 31, 2010, as if the acquisition of Triad and PostRock, along with transactions necessary to finance the acquisitions, had occurred as of the beginning of 2010. The pro forma information includes the effects of adjustments for interest expense, depreciation and depletion expense, and dividend expense. Pro forma results of operations for the three month period endeed March 31, 2011, are not presented as the impact would not be material. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

(in thousands,
except per
share amounts)
Total operating revenue	$9,008
Total operating costs and expenses	12,953

Operating loss	(3,945)
Interest expense and other	(223)

Net loss attributable to Magnum Hunter Resources Corporation	(4,168)
Dividends on preferred stock	460

Net loss attributable to common stock holders	$(4,628)

Loss per common share, basic and diluted	$(0.08)

The consolidated statement of operations includes Triad’s revenue of $4.3 million for the three months ended March 31, 2010 and Triad’s operating income of $1.6 million for the three months ended March 31, 2010. The consolidated statement of operations includes PostRock’s revenue of $445,000 for the three months ended March 31, 2011 and PostRock’s operating income of $188,000 for the three months ended March 31, 2011.

NOTE 5 — DISCONTINUED OPERATIONS
On October 29, 2010, we entered into a definitive purchase and sale agreement for the sale of our 10.0% non-operated working interest in the Cinco Terry oil and gas property located in Crockett County, Texas, which closed on October 29, 2010. See our 2010 annual report on Form 10-K, as amended, for details. The operating results of the Cinco Terry property for the three months ended March 31, 2010 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below:

(in thousands,
except per
share amounts)
Oil and Gas Sales and other revenues	$1,168
Operating expenses	(765)
Other income (expense)	(113)

Income from discontinued operations	$290

NOTE 6 — FINANCIAL INSTRUMENTS AND DERIVATIVES
We enter into certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. Our oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Our objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of our future crude oil sales from the risk of significant declines in commodity prices, which helps insure our ability to fund our capital budget. We have not designated any of our commodity derivatives as hedges under ASC 815.
As of March 31, 2011, we had the following derivative instruments in place:

Natural Gas	Period	MMBTU/day	Price per MMBTU

Collars	Apr 2011 - Dec 2011	2,143	$5.37 - $7.43
	Jan 2012 - Dec 2012	1,910	$5.00 - $8.65

Swaps	Apr 2011 - Dec 2011	113	$5.98
	Jan 2012 - Dec 2012	100	$6.15

Crude Oil	Period	Bbls/day	Price per Bbl

Collars	Apr 2011 - Dec 2011	997	$71.44 - $100.74
	Jan 2012 - Dec 2012	187	$78.66 - $102.14

Swaps	Apr 2011 - Dec 2011	43	$85.09

Floors sold (put)	Apr 2011 - Dec 2011	147	$60.00
	Jan 2012 - Dec 2012	50	$55.00

Floors purchased (put)	Apr 2011 - June 2011	710	$83.87
	July 2011 - Sep 2011	935	$84.14
	Oct 2011 - Dec 2011	1260	$84.37
	Jan 2012 - Dec 2012	153	$80.00

The following table summarizes the fair value of our derivative contracts as of the dates indicated:

		Gross Derivative Assets		Gross Derivative Liabilities
		(in thousands)		(in thousands)
Derivatives not designated as hedging	Balance Sheet		December 31,		December 31,
instruments	Classification	March 31, 2011	2010	March 31, 2011	2010
Commodity
	Derivative Liability	$2,117	$1,743	$(5,553)	$(2,462)
	Derivative Payable	737	500	(1,429)	(559)

Total Commodity		$2,854	$2,243	$(6,982)	$(3,021)

During the three months ended March 31, 2011, we recognized a loss of $3.3 million related to oil and natural gas derivative contracts, which included $8,000 of realized gain from contracts settled in cash, and $3.3 million of unrealized losses related to unsettled contracts. Unrealized gain and losses are based on the changes in the fair value of derivative instruments covering positions beyond March 31, 2011. During the three months ended March 31, 2010, we recognized a gain of $1.1 million related to oil and natural gas derivative contracts, which included $3.0 million of realized gain from contracts settled in cash, and $1.9 of unrealized losses related to unsettled contracts. Unrealized gain and losses are based on the changes in the fair value of derivative instruments covering positions beyond March 31, 2010.
NOTE 7 — ASSET RETIREMENT OBLIGATIONS
The Company records a liability for the fair value of an asset’s retirement obligation in the period in which it is incurred and the corresponding cost is capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. We have included estimated future costs of abandonment and dismantlement in our successful efforts amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense in the accompanying consolidated financial statements.
The following table summarizes the Company’s asset retirement obligation transactions during the three month period ended March 31, 2011:

March 31, 2011
(in thousands)
Asset retirement obligation at beginning of period	$4,455
Liabilities incurred	8
Liabilities settled	—
Accretion expense	108
Revisions in estimated liabilities	—

Asset retirement obligation at end of period	$4,571

NOTE 8 — NOTES PAYABLE
Notes payable at March 31, 2011 consisted of the following:

March 31, 2011
(in thousands)
Various equipment notes payable with maturity dates
April 2012 - August 2015, interest rates of 0.00% - 6.34%	$2,943
Senior revolving credit facility
Tranche A at 4.5% due November 23, 2012	33,500
Tranche B at 5.5% due November 30, 2011	6,500

$42,943
Less: current portion	(7,145)

Total Long-Term Debt	$35,798

The following table presents the approximate annual maturities of debt:

(in thousands)
2011	$7,151
2012	34,135
2013	671
2014	688
Thereafter	298

Total	$42,943

On April 13, 2011, we entered into a Senior Secured Revolving Credit Facility which increased the current maximum commitment to $250 million. The initial borrowing base was set at $120 million upon the completion of the Company’s acquisition of NGAS Resources, Inc, which closed April 13, 2011. The borrowing base was subsequently increased to the New Borrowing Base level of $145 million upon the closing of the Company’s acquisition of NuLoch Resources, Inc, which occurred on May 3, 2011. See Note 14 — Subsequent Events for more information.
NOTE 9 —SHARE BASED COMPENSATION
Under the Stock Incentive Plan, our common stock and common stock options may be granted to employees and other persons who contribute to the success of Magnum Hunter. Currently, 15,000,000 shares of our common stock are authorized to be issued under the plan, and 1,446,225 shares have been issued as of March 31, 2011. We issued 250,000 shares of our common stock upon exercise of common stock options which were outside the plan.
We recognized share-based compensation expense of $1.4 million for both the three months ended March 31, 2011 and 2010.
A summary of common stock option and stock appreciation rights activity for the three months ended March 31, 2011 is presented below:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at beginning of period	12,779,282	$2.65
Granted	170,000	$6.96
Exercised	(961,375)	$2.76
Cancelled	(91,550)	$2.46

Outstanding at end of period	11,896,357	$2.71

Exercisable at end of period	7,729,350	$1.28

A summary of the Company’s non-vested common stock options as of March 31, 2011 is presented below.

Non-vested Common Stock Options	Shares
Non-vested at beginning of period	5,215,532
Granted	170,000
Vested	(1,126,975)
Cancelled	(91,550)

Non-vested at end of period	4,167,007

Total unrecognized compensation cost related to the non-vested common stock options was $9.7 million and $2.5 million as of March 31, 2011 and 2010, respectively. The cost at March 31, 2011, is expected to be recognized over a weighted-average period of 2.55 years. At March 31, 2011, the aggregate intrinsic value for common stock options was $69.8 million; and the weighted average remaining contract life was 5.08 years.

The values and assumptions used in the fair value method calculation for the quarter ended March 31, 2011 are disclosed in the following table:

Quarter Ended
March 31, 2011 (1)
Weighted average value per common stock option granted during the period (2)	$3.78
Assumptions (3) :
Weighted average stock price volatility	62.74%
Weighted average risk free rate of return	2.16%
Weighted average expected term	5 years

(1)	Our estimated future forfeiture rate is zero.

(2)	Calculated using the Black-Scholes fair value based method for service and performance based grants and the Lattice Model for market based grants.

(3)	We do not pay dividends on our common stock.
In addition, the Company has issued restricted stock to certain employees and directors. A summary of the Company’s non-vested restricted shares as of March 31, 2011 is presented below:

		Weighted
		Average Price
Non-vested Shares	Shares	Per Share
Non-vested at December 31, 2010	300,074	$4.43
Granted	5,872	7.32
Vested	(85,872)	(1.93)
Forfeited	—	—

Non-vested at March 31, 2011	220,074	$5.48

Total unrecognized compensation cost related to the above non-vested, restricted shares amounted to $1.1 million and $117,000 as of March 31, 2011 and 2010, respectively. The cost at March 31, 2011, is expected to be recognized over a weighted-average period of 2.62 years.
NOTE 10 — SHAREHOLDERS’ EQUITY
Common Stock
During the three months ended March 31, 2011, the Company issued 63,030 shares of the Company’s common stock in connection with share-based compensation which had fully vested to senior management and officers of the Company. This includes 13,030 shares which had previously vested as of December 31, 2010.
On January 14, 2011, the company issued 946,314 shares of common stock valued at approximately $7.5 million based on a closing stock price of $7.97 as consideration on the second closing of the PostRock acquisition.
During the three months ended March 31, 2011, the Company issued 798,932 shares of the Company’s common stock upon the exercise of warrants for total proceeds of approximately $2.4 million.
During the three months ended March 31, 2011, the Company issued 961,378 common shares upon the exercise of fully vested common stock options for proceeds of approximately $2.6 million.
Series C Cumulative Perpetual Preferred Stock
During the three months ended March 31, 2011, the Company sold 1,190,544 shares of our 10.25% Series C Cumulative Perpetual Preferred Stock, under our ATM agreement for net proceeds of $29.1 million. The sales during the three months ended March 31, 2011 have fully subscribed the authorized 4,000,000 shares of Series C Cumulative Perpetual Preferred Stock. During the three months ended March 31, 2011, the Company paid dividends of $2.6 million to holders of our Series C Cumulative Perpetual Preferred

Stock. The Series C Preferred Stock cannot be converted into common stock of the Company but may be redeemed by the Company, at the Company’s option, on or after December 14, 2011. The Series C Preferred Stock is recorded as temporary equity because a forced redemption, upon certain circumstances as a result of a change in control, is outside the Company’s control.
Series D Cumulative Preferred Stock
During the three months ended March 31, 2011, the Company sold 409,677 shares of our 8.0% Series D Cumulative Perpetual Preferred Stock with a liquidation preference of $50.00 per share, of which 400,000 were sold in an underwritten offering and 9,677 were sold under the ATM agreement, for net proceeds of $18.1 million. The Series D Preferred Stock cannot be converted into common stock of the Company but may be redeemed by the Company, at the Company’s option, on or after March 14, 2014 for par value or $50.00 per share or in certain circumstances prior to such date as a result of a change in control. The Company will pay cumulative dividends on the Series D Preferred Stock at a fixed rate of 8.0% per annum of the $50.00 per share liquidation preference. For the quarter ended March 31, 2011, we have accrued dividends payable of $46,000.
Common Stock Warrants
During the three months ended March 31, 2011, 771,812 of our $3.00 common stock warrants and 27,120 of our $2.50 common stock warrants were exercised for total combined proceeds of approximately $2.4 million and 15,000 of our $3.00 common stock warrants expired.
NOTE 11 — RELATED PARTY TRANSACTIONS
We rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans, our Chairman and CEO. Airplane rental expenses totaled $123,000 and $124,000 for the three months ended March 31, 2011 and 2010, respectively.
We obtained accounting services and use of office space from GreenHunter Energy, Inc., an entity for which Mr. Evans is an officer and major shareholder and for which Mr. Ormand is a director. Professional services expenses totaled $18,000 and $30,000 for the three months ended March 31, 2011 and 2010, respectively.
As of March 31, 2011, our net accounts payable to Pilatus Hunter, LLC was $59,000 and our net accounts payable to GreenHunter Energy, Inc. was $18,000
NOTE 12 — COMMITMENTS AND CONTINGENCIES
We had no material contingencies at March 31, 2011, and there were no material changes to our commitments and contingencies for the three month period ended March 31, 2011.
NOTE 13 — CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS
The Company and its wholly-owned subsidiaries, except Alpha Hunter Drilling, LLC, Eureka Hunter Pipeline, LLC, and Hunter Real Estate, LLC, and its majority owned subsidiary, PRC Williston, LLC (collectively, “Non Guarantor Subsidiaries”), may fully and unconditionally guarantee the obligations of the Company under any debt securities that it may issue pursuant to a universal shelf registration statement, on a joint and several basis, on Form S-3. Condensed consolidating financial information for Magnum Hunter Resources Corporation and subsidiaries as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010, was as follows:

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Balance Sheets
(in thousands)

	As of March 31, 2011
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$5,842	$13,281	$2,007	$—	$21,130
Intercompany accounts receivable	185,135	—	—	(185,135)	—
Property and equipment (using successful efforts accounting)	11,897	188,602	84,275	—	284,774
Investment in subsidiaries	80,877	—	—	(80,877)	—
Other assets	2,374	527	7	—	2,908

Total Assets	$286,125	$202,410	$86,289	$(266,012)	$308,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$19,691	$17,763	$4,079	$—	$41,533
Intercompany accounts payable	—	93,793	91,342	(185,135)	—
Long-term liabilities	35,058	3,075	3,607	—	41,740
Redeemable preferred stock	100,000	—	—	—	100,000
Shareholders’ equity	131,376	87,779	(12,739)	(80,877)	125,539

Total Liabilities and Stockholders’ Equity	$286,125	$202,410	$86,289	$(266,012)	$308,812

	As of December 31, 2010
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$4,809	$6,436	$1,881	$—	$13,126
Intercompany accounts receivable	131,691	—	—	(131,691)	—
Property and equipment (using successful efforts accounting)	12,049	149,647	70,905	—	232,601
Investment in subsidiaries	80,877	—	—	(80,877)	—
Other assets	2,723	512	5	—	3,240

Total Assets	$232,149	$156,595	$72,791	$(212,568)	$248,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$24,852	$13,480	$5,903	$—	$44,235
Intercompany accounts payable	—	56,326	75,365	(131,691)	—
Long-term liabilities	24,386	3,023	3,765	—	31,174
Redeemable preferred stock	70,236	—	—	—	70,236
Shareholders’ equity	112,675	83,766	(12,242)	(80,877)	103,322

Total Liabilities and Stockholders’ Equity	$232,149	$156,595	$72,791	$(212,568)	$248,967

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Operations
(in thousands)

	For the Three Months Ended March 31, 2011
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$297	$12,900	$3,075	$(951)	$15,321
Expenses	10,472	8,886	3,572	(951)	21,979

Loss from continuing operations before equity in net income of subsidiary	(10,175)	4,014	(497)	—	(6,658)
Equity in net income of subsidiary	3,485	—	—	(3,485)	—

Net income (loss)	(6,690)	4,014	(497)	(3,485)	(6,658)
Less: Net income attributable to non-conrolling interest	—	—	(32)	—	(32)

Net income (loss) from continuing operations attributable to Magnum Hunter Resources Corporation	(6,690)	4,014	(529)	(3,485)	(6,690)
Income from discontinued operations	—	—	—	—	—

Net loss	(6,690)	4,014	(529)	(3,485)	(6,690)
Dividends on preferred stock	(2,608)	—	—	—	(2,608)

Net income (loss) attributable to common shareholders	$(9,298)	$4,014	$(529)	$(3,485)	$(9,298)

	For the Three Months Ended March 31, 2010
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$362	$4,177	$2,571	$(454)	$6,656
Expenses	6,539	2,273	2,307	(454)	10,665

Loss from continuing operations before equity in net losses of subsidiary	(6,177)	1,904	264	—	(4,009)
Equity in net loss of subsidiary	2,100	—	—	(2,100)	—

Net loss	(4,077)	1,904	264	(2,100)	(4,009)
Less: Net loss attributable to non-conrolling interest	—	—	(68)	—	(68)

Net loss from continuing operations attributable to Magnum Hunter Resources Corporation	(4,077)	1,904	196	(2,100)	(4,077)
Income from discontinued operations	290	—	—	—	290

Net loss	(3,787)	1,904	196	(2,100)	(3,787)
Dividends on preferred stock	(262)	—	—	—	(262)

Net loss attributable to common shareholders	$(4,049)	$1,904	$196	$(2,100)	$(4,049)

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
(in thousands)

	For the Three Months Ended March 31, 2011
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities	$(53,348)	$45,556	$17,047	$—	$9,255
Cash flow from investing activities	(3,130)	(45,607)	(16,825)	—	(65,562)
Cash flow from financing activities	59,796	(17)	(190)	—	59,589

Net increase (decrease) in cash	3,318	(68)	32	—	3,282
Cash at beginning of period	1,556	(1,094)	92	—	554

Cash at end of period	$4,874	$(1,162)	$124	$—	$3,836

	For the Three Months Ended March 31, 2010
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities	$1,130	$451	$1,297	$—	$2,878
Cash flow from investing activities	(62,234)	(4,731)	(1,365)	—	(68,330)
Cash flow from financing activities	64,721	49	(122)	—	64,648

Net decrease in cash	3,617	(4,231)	(190)	—	(804)
Cash at beginning of period	(1,707)	3,727	262	—	2,282

Cash at end of period	$1,910	$(504)	$72	$—	$1,478

NOTE 14 — SUBSEQUENT EVENTS
We sold an additional 461,031 shares of our Series D Cumulative Perpetual Preferred Stock at prices ranging from $48.50 per share to $49.50 per share for net proceeds of approximately $21.7 million, pursuant to our ATM sales agreement subsequent to March 31, 2011, through the date of this report. There are a total of 870,708 shares of Series D Preferred Stock outstanding as of the date of this report.
The Company issued 1,713,598 shares of the Company’s common stock for net proceeds of approximately $13.9 million pursuant to our ATM agreement subsequent to March 31, 2011, through the date of this report. The proceeds were used to fund partial payments for the Windsor Marcellus acquisition described below and to the Seminole payment in connection with the NGAS acquisition in lieu of issuing stock to the seller in an effort to reduce total share issuance at that time.
The Company granted 4,404,100 shares of common stock options to members of executive management and employees of the Company subsequent to March 31, 2011, through the date of this report.
Wetzel County, West Virginia Asset Acquisition
On April 7, 2011, the Company purchased oil and gas properties and related assets located in Wetzel County, West Virginia. The assets purchased included approximately 4,451 gross acres (2,225 net acres) of oil and gas leases and mineral interests and existing wells with proven reserves.
We acquired the assets for a total purchase price of $20.0 million, payable in cash and customary purchase price adjustments. Subject to the indemnification obligations set forth in the Purchase Agreement, we assumed certain customary liabilities in connection with the acquisition.

Acquisition of NGAS Resources, Inc
On April 13, 2011, the Company completed the acquisition of all of the outstanding common shares of NGAS Resources, Inc, for total consideration of approximately $122.5 million consisting of $25.3 million in cash, $39.4 million in debt assumed, 7,015,245 shares of our common stock valued at approximately $56.1 million based on the closing stock price of $7.99 on April 13, 2011, and $1.7 million in warrant liability, of which $876,000 was paid out upon exercise of the cash option, resulting in a $868,000 warrant liability as of the date of this report.
The fair value of the net assets acquired approximated the $122.5 million in consideration paid.
Second Amended and Restated Credit Facility
On April 13, 2011, the Company entered into a Second Amended and Restated Credit Agreement. The Second Restated Credit Agreement amended and restated, in its entirety, that certain Amended and Restated Credit Agreement dated February 12, 2010.
The Second Restated Credit Agreement provides for an asset-based, senior secured revolving credit facility maturing April 13, 2016, with a new borrowing base of $145 million. The initial borrowing base was set at $120 million upon the completion of the Company’s acquisition of NGAS. The borrowing base was subsequently increased to $145 million upon the completion of the Company’s acquisition of NuLoch Resources, Inc. (“NuLoch”), which closed on May 3, 2011. The revolving facility is governed by a semi-annual borrowing base redetermination derived from the Company’s proved crude oil and natural gas reserves, and based on such redeterminations, the borrowing base may be decreased or may be increased up to a maximum commitment level of $250 million. The borrowing base is subject to such periodic redeterminations commencing November 1, 2011.
The facility may be used for loans and, subject to a $10,000,000 sublimit, letters of credit. The facility provides for a commitment fee of 0.5% based on the unused portion of the borrowing base under the Revolving Facility.
Borrowings under the facility will, at the Company’s election, bear interest at either: (i) an alternate base rate (“ABR”) equal to the higher of (A) the Prime Rate, (B) the Federal Funds Effective Rate plus 0.5% per annum and (C) the LIBO Rate for a one month interest period on such day plus 1.0%; or (ii) the adjusted LIBO Rate, which is the rate stated on Reuters BBA Libor Rates LIBOR01 market for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for eurocurrency liabilities, plus, in each of the cases described in clauses (i) and (ii) above, an applicable margin ranging from 1.25% to 2.25% for ABR loans and from 2.25% to 3.25% for adjusted LIBO Rate loans.
If an event of default occurs and is continuing, the lenders may increase the interest rate then in effect by an additional 2% per annum plus the rate applicable to ABR loans.
The agreement contains negative covenants that, among other things, restrict the ability of the Company to, with certain exceptions: (1) incur indebtedness; (2) grant liens; (3) make certain payments; (4) change the nature of its business; (5) dispose of all or substantially all of its assets or enter into mergers, consolidations or similar transactions; (6) make investments, loans or advances; (7) pay cash dividends, unless certain conditions are met, and subject to a “basket” of $20,000,000 per year available for payment of dividends on preferred stock; and (8) enter into transactions with affiliates. The Second Restated Credit Agreement also requires the Company to satisfy certain financial covenants, including maintaining (1) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0; (2) a ratio of EBITDAX to interest of not less than 2.5 to 1.0; and (3) a ratio of total debt to EBITDAX of not more than (a) 4.5 to 1.0 for the fiscal quarters ending June 30, 2011 and September 30, 2011 and (b) 4.0 to 1.0 for each fiscal quarter ending thereafter. The Company is also required to enter into certain commodity hedging agreements pursuant to the terms of the Second Restated Credit Agreement.
The obligations of the Company under the agreement may be accelerated upon the occurrence of an event of default. Events of default include customary events for a financing agreement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants, the inaccuracy of representations or warranties, bankruptcy or related defaults, defaults relating to judgments and the occurrence of a change in control.
Subject to certain permitted liens, the Company’s obligations under the agreement have been secured by the grant of a first priority lien on no less than 80% of the value of the proved oil and gas properties of the Company and its subsidiaries, which liens include those properties acquired through the acquisition of NGAS and the acquisition of NuLoch.
In connection with the agreement, the Company and certain of its subsidiaries also entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities of the Company arising under or in connection with the Second Restated Credit Agreement are unconditionally guaranteed by such subsidiaries.

At May 5, 2011, the Company had loans outstanding under this credit agreement of $118 million.
Acquisition of NuLoch Resources, Inc
On May 3, 2011, the Company completed the acquisition of all of the outstanding common shares of NuLoch Resources, Inc, for total consideration of approximately $464.5 million consisting of 42,872,980 shares of our common stock valued at approximately $317.3 million based on the closing stock price of $7.40 on May 3, 2011, $18.5 million in debt assumed, and deferred tax liability of approximately $128.8 million.
The fair value of the net assets acquired approximated the $464.5 million in consideration paid.
On April 29, 2011, at the annual stockholders’ meeting, shareholders approved an amendment to the Company’s Certificate of Incorporation that increased the Company’s authorized number of shares of Common Stock to 250,000,000 and approved an amendment to the Company’s amended and restated 2006 Stock Incentive Plan to increase the aggregate number of shares of common stock to be issued under the plan to 20,000,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding our results of operations and our financial condition. This section should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”). Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report. A glossary containing the meaning of the oil and gas industry terms used in this Management’s discussion and analysis follows the “Results of operations” table in this Item 2.
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
The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors detailed below and discussed in our 2010 Annual Report on Form 10-K, as amended, and subsequent filings. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:
•	global economic and financial market conditions,

•	our business strategy,

•	estimated quantities of oil and gas reserves,

•	uncertainty of commodity prices in oil and gas,

•	disruption of credit and capital markets,

•	our financial position,

•	our cash flow and liquidity,

•	replacing our oil and gas reserves,

•	our inability to retain and attract key personnel,

•	uncertainty regarding our future operating results,

•	uncertainties in exploring for and producing oil and gas,

•	high costs, shortages, delivery delays or unavailability of drilling rigs, equipment, labor or other services,

•	disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas and other processing and transportation considerations,

•	our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations,

•	competition in the oil and gas industry,

•	marketing of oil, gas and natural gas liquids,

•	exploitation of our current asset base or property acquisitions,

•	the effects of government regulation and permitting and other legal requirements,

•	plans, objectives, expectations and intentions contained in this report that are not historical, and

•	other factors discussed in our 2010 Annual Report on Form 10-K, as amended, and subsequent filings, including this Quarterly Report on Form 10-Q.
General and Business Overview
We are an independent oil and gas company engaged in the acquisition, development and production of oil and natural gas, primarily in West Virginia, Ohio, Kentucky, North Dakota, Saskatchewan, Texas and Louisiana. The Company is presently active in three of the most attractive shale resource plays in the United States, the Marcellus Shale, Eagle Ford Shale and Williston Basin / Bakken Shale. The Company is a Delaware corporation and was incorporated in 1997. In 2005, Magnum Hunter began oil and gas operations under the name Petro Resources Corporation. In May 2009, Magnum Hunter restructured its senior management team and refocused its business strategy, and in July 2009 changed its name to Magnum Hunter Resources Corporation.
The Company’s new management implemented a business strategy consisting of exploiting the Company’s inventory of lower risk drilling locations and the acquisition of undeveloped leases and long-lived proved reserves with significant exploitation and development opportunities primarily located in unconventional resource plays. As a result of this strategy, the Company has substantially increased its assets and production base through a combination of acquisitions and ongoing development drilling efforts, the Company’s percentage of operated properties has increased significantly, its inventory of acreage and drilling locations in resource plays has grown and its management team has been expanded to accommodate this growth. Recently, management has focused on further developing and exploiting unconventional resource plays, the acquisition of additional operated properties and the development of associated midstream opportunities directly related to these regions.
Recent Events
Completed PostRock Acquisition. On December 24, 2010, the Company’s subsidiary, Triad Hunter, LLC, which we refer to as Triad Hunter, entered into a definitive agreement to acquire certain Marcellus Shale oil and gas properties and leasehold mineral interests located in Wetzel and Lewis Counties, West Virginia from affiliates of PostRock Energy Corporation.
On December 30, 2010, Triad Hunter closed on the first phase of the transaction for $31.0 million consisting of (i) $14 million in cash and (ii) approximately 2.25 million newly issued restricted common shares. On January 14, 2011, Triad Hunter closed on the second phase of the transaction for the acquisition of certain Marcellus Shale assets located in Lewis County for a total purchase price of $13.3 million. The purchase price consisted of (i) $5.875 million in cash and (ii) 946,314 newly issued restricted common shares of Magnum Hunter.
Triad Hunter operates 100% of the properties acquired in the first two phases of the transaction. These properties include a total of approximately 9,423 gross acres (6,758 net acres), comprised of approximately 4,451 gross acres (2,225 net acres) and existing wells located in Wetzel County and approximately 4,972 gross acres (4,533 net acres) in Lewis County. The acquired acreage is located in the general proximity of Triad Hunter’s existing Marcellus Shale acreage located in Tyler, Pleasants and Doddridge Counties, West Virginia. The majority of future lease expirations across the acquired acreage can be extended through a manageable drilling program which is planned for early 2011. The Company’s proved reserves at December 31, 2010 included approximately 11.64 bcfe associated with the properties acquired in the first phase of the transaction.

Wetzel County, West Virginia Asset Acquisition. On April 7, 2011, Triad Hunter, LLC, a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement, dated April 6, 2011 with Windsor Marcellus LLC, pursuant to which Triad Hunter, LLC agreed to purchase certain oil and gas properties and leasehold mineral interests and related assets located in Wetzel County, West Virginia, and certain additional assets for total consideration of 20.0 million in cash. The closing of the acquisition of the Windsor Assets occurred on April 7, 2011. The Windsor Assets also include approximately 2,225 net contiguous acres.
The fair value of the net assets acquired approximated the $20.0 million in consideration paid.
NGAS Resources Acquisition. On April 13, 2011, the Company completed the acquisition of all of the outstanding common shares of NGAS Resources, Inc, for total consideration of approximately $122.5 million consisting of $25.3 million in cash, $39.4 million in debt assumed, 7,015,245 shares of our common stock valued at approximately $56.1 million based on the closing stock price of $7.99 on April 13, 2011, and $1.7 million in warrant liability, of which $876,000 was paid out upon exercise of the cash option, resulting in a $868,000 warrant liability as of the date of this report.
The fair value of the net assets acquired approximated the $122.5 million in consideration paid.
NuLoch Resources Acquisition. On May 3, 2011, the Company completed the acquisition of all of the outstanding common shares of NuLoch Resources, Inc, for total consideration of approximately $464.5 million consisting of 42,872,980 shares of our common stock valued at approximately $317.3 million based on the closing stock price of $7.40 on May 3, 2011, $18.5 million in senior debt assumed and refinanced under our recently expanded senior credit facility, and deferred tax liability of approximately $128.8 million.
The fair value of the net assets acquired approximated the $464.5 million in consideration paid.
Senior Credit Facility. On April 13, 2011, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Restated Credit Agreement”) by and among the Company, Bank of Montreal, as Administrative Agent, Capital One, N.A., as Syndication Agent, Amegy Bank National Association, KeyBank National Association and UBS Securities LLC, as Co-Documentation Agents, BMO Capital Markets, as Lead Arranger and Sole Bookrunner, and the lenders party thereto. The Second Restated Credit Agreement amended and restated, in its entirety, that certain Amended and Restated Credit Agreement dated February 12, 2010, as amended (the “Amended and Restated Credit Agreement”), among the Company, Bank of Montreal, as Administrative Agent, Capital One, N.A., as Syndication Agent, BMO Capital Markets and Capital One, N.A., as Co-Arrangers and Joint Bookrunners, and the lenders party thereto. New participating banks that have been added to the facility are Citibank, N.A., Credit Suisse AG, Deutsche Bank Trust Company Americas, and Union Bank, N.A.
The Second Restated Credit Agreement provides for an asset-based, senior secured revolving credit facility (the “Revolving Facility”) maturing April 13, 2016, with a new borrowing base of $145 million. The initial borrowing base was set at $120 million upon the completion of the Company’s acquisition of NGAS. The borrowing base increased to the new borrowing base level of $145 million upon the completion of the Company’s acquisition of NuLoch Resources, Inc. (“NuLoch”), which closed on May 3, 2011. The Revolving Facility is governed by a semi-annual borrowing base redetermination derived from the Company’s proved crude oil and natural gas reserves, and based on such redeterminations, the borrowing base may be decreased or may be increased up to a maximum commitment level of $250 million. The borrowing base is subject to such periodic redeterminations commencing November 1, 2011.
The terms of the Second Restated Credit Agreement provide that the Revolving Facility may be used for loans and, subject to a $10,000,000 sublimit, letters of credit. The Second Restated Credit Agreement provides for a commitment fee of 0.5% based on the unused portion of the borrowing base under the Revolving Facility.
Borrowings under the Revolving Facility will, at the Company’s election, bear interest at either: (i) an alternate base rate (“ABR”) equal to the higher of (A) the Prime Rate, (B) the Federal Funds Effective Rate plus 0.5% per annum and (C) the LIBO Rate for a one month interest period on such day plus 1.0%; or (ii) the adjusted LIBO Rate, which is the rate stated on Reuters BBA Libor Rates LIBOR01 market for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for eurocurrency liabilities, plus, in each of the cases described in clauses (i) and (ii) above, an applicable margin ranging from 1.25% to 2.25% for ABR loans and from 2.25% to 3.25% for adjusted LIBO Rate loans.
If an event of default occurs and is continuing, the lenders may increase the interest rate then in effect by an additional 2% per annum plus the rate applicable to ABR loans.
The Second Restated Credit Agreement contains negative covenants that, among other things, restrict the ability of the Company to, with certain exceptions: (1) incur indebtedness; (2) grant liens; (3) make certain payments; (4) change the nature of its business; (5) dispose of all or substantially all of its assets or enter into mergers, consolidations or similar transactions; (6) make investments, loans or advances; (7) pay cash dividends, unless certain conditions are met, and subject to a “basket” of $20,000,000 per year available for payment of dividends on preferred stock; and (8) enter into transactions with affiliates. The Second Restated Credit Agreement also requires the Company to satisfy certain financial covenants, including maintaining (1) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0; (2) a ratio of EBITDAX to interest of not less than 2.5 to 1.0; and (3) a ratio of total debt to EBITDAX of not more than (a) 4.5 to 1.0 for the fiscal quarters ending June 30, 2011 and September 30, 2011 and (b) 4.0 to 1.0 for each fiscal quarter ending thereafter. The Company is also required to enter into certain commodity hedging agreements pursuant to the terms of the Second Restated Credit Agreement.
The obligations of the Company under the Second Restated Credit Agreement may be accelerated upon the occurrence of an Event of Default (as such term is defined in the Second Restated Credit Agreement). Events of Default include customary events for a financing agreement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants, the inaccuracy of representations or warranties, bankruptcy or related defaults, defaults relating to judgments and the occurrence of a Change in Control (as such term is defined in the Second Restated Credit Agreement).
Subject to certain permitted liens, the Company’s obligations under the Second Restated Credit Agreement have been secured by the grant of a first priority lien on no less than 80% of the value of the proved oil and gas properties of the Company and its subsidiaries, which liens include those properties acquired through the acquisition of NGAS and NuLoch.
In connection with the Second Restated Credit Agreement, the Company and certain of its subsidiaries also entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities of the Company arising under or in connection with the Second Restated Credit Agreement are unconditionally guaranteed by such subsidiaries.
Equity Financings. We raised substantial cash in the total amount of $99.0 million gross proceeds through equity transactions in 2011 through May 5, 2011. Those transactions included:
•	$14.2 million in gross proceeds from common equity issuance in 2011 through May 5, 2011 (at an average price of $8.27 per share)
•	$29.8 million in gross proceeds from the issuance of our 10.25% Series C Cumulative Perpetual Preferred Stock, at a price of $25.00 per share during 2011 through May 5, 2011.
•	$5.3 million in gross proceeds from the exercise of warrants and common stock options for 2011 through May 5, 2011
•	$41.7 million in gross proceeds from the issuance of our 8.0% Series D Preferred Stock for 2011 through May 5, 2011
We plan to continue raising both preferred and common equity in the future depending on our capital expenditures program and market conditions.

Results of Operations
The following table sets forth summary information regarding natural gas, oil and revenues, production, average product prices and average production costs and expenses for the three months ended March 31, 2011 and 2010, respectively. See a glossary of terms used below the table.

	Three Months Ended
	March 31,
	2011	2010

Revenues (in thousands)
Oil	$10,342	$4,620
Gas	3,619	1,507

Total oil and gas sales	$13,961	$6,127
Field operations revenue	$1,359	$519
Field operations expense	1,156	271

Production
Oil (MBbls)	119	64
Gas (MMcfs)	703	204
Total (MBoe)	237	98
Total (Boe/d)	2,629	1,089

Average prices
Oil (per Bbl)	$86.59	$72.23
Gas (per Mcf)	5.15	7.37
Total average price (per Boe)	$59.00	$62.49

Costs and expenses (per Boe)
Lease operating expense	$12.67	$23.32
Severance tax and marketing	4.20	5.19
Exploration expense	1.33	0.99
General and administrative expense (see Footnote 1 below)	28.98	69.03
Depletion, depreciation and accretion	23.37	12.41

(1)	General and administrative expense includes (i) acquisition related expenses of $7.33 per Boe for the three months in 2011 and $13.32 for the three months in 2010 and (ii) non-cash stock compensation of $5.85 per Boe for the three months in 2011 and $13.81 per Boe for the three months in 2010.
Glossary of terms used:
Bbl. One stock tank barrel, of 42 U.S. gallons liquid volume, used herein to reference oil or condensate.
MBbl. Thousand barrels of oil or condensate.
Mcf. Thousand cubic feet of natural gas.
MMBtu. Million British thermal units.
MMcf. Million cubic feet of natural gas.
Boe. Barrels of oil equivalent, converts at rate of six Mcf equals one Boe
MBoe. Thousand barrels of oil equivalent
/d. “Per day” when used with volumetric units or dollars.

Oil and gas production. Oil and gas production increased 141.3% to 236.6 MBoe for the three months ended March 31, 2011, from 98.0 MBoe for the three months ended March 31, 2010. Production for the 2011 period was approximately 50% oil and 50% natural gas compared to 65% oil and 35% natural gas for the 2010 period. Our average daily production on a Boe basis increased 141.3% to 2,629 Boe per day for the 2011 period compared to 1,089 Boe per day for the 2010 period. The increase in production is primarily attributable to the results of our drilling program in the Marcellus and Eagle Ford Shales in the fourth quarter of 2010 and the first quarter of 2011. Eagle Ford and Marcellus production accounted for 45.9 and 76.7 Mboe, respectively, of the production increase in the first quarter of 2011. Other production increases are due to the inclusion of three months of operations of Triad Hunter in the 2011 period versus two months in the 2010 period, which resulted in change of approximately 26.6 Mboe, and production of 11.5 Mboe in 2011 attributable to the acquisition of oil and gas properties from PostRock in January 2011. We successfully completed 5 gross (3.44 net) horizontal wells in the Eagle Ford Shale and 3 gross (2.67 net) wells in the Marcellus Shale through March 31, 2011. We experienced production declines of 8.4 Mboe in our Williston basin production, 9.3 Mboe in our other Appalachian Basin properties, 1.5 Mboe in our Gulf Coast production and 2.9 Mboe in our other South Texas properties. Approximately 3.6 Mboe of the Williston Basin decline was due to winter weather-related issues affecting production. We expect our oil and gas production to dramatically increase during the remainder of 2011 due to our acquisition of NGAS and NuLoch in the second quarter of 2011. Depending on our success rate in continued drilling programs in the Eagle Ford and Marcellus Shale, we anticipate to increase production from drilling operations for the remainder of 2011.
Oil and gas sales. Oil and gas sales increased $7.8 million, or 128%, for the three months ended March 31, 2011 to $14.0 million from $6.1 million for the three months ended March 31, 2010. The increase in oil and gas sales principally resulted from increased production as described above. The average price we received for our oil production increased $14.35 per barrel (20%) to $86.59 per barrel, while the average price received for gas production decreased $2.22 per Mcf (30.1%) to $5.15 per Mcf. Our average price for gas decreased due to market trends in the price for natural gas and prior fixed base gas contracts expiring. Of the $7.8 million increase in oil and gas sales, approximately $153,000, or 2%, was attributable to an increase in oil prices, net of a decrease in gas prices, while approximately $7.7 million, or 98% of the increase in oil and gas sales was attributable to the increase in production volumes. The prices we receive for our products are generally tied to commodity index prices. We periodically enter into commodity derivative contracts in an attempt to offset some of the variability in prices. (See the discussion of commodity derivative activities in Note 6 to our condensed consolidated financial statements.)
Field operations revenue and expense. Field operations revenue was approximately $1.4 million and field operations expense was $1.2 million for the three months ended March 31, 2011. Field operations revenue was approximately $519,000 and field operations expense was approximately $271,000 for the three months ended March 31, 2010. All of the increase resulted from the Triad acquisition and includes revenue and expense from services provided to third parties for drilling, well servicing, natural gas transportation, salt water disposal, and operating services.
Lease operating expense. Our lease operating expenses increased $711,000, or 31%, for the three months ended March 31, 2011 to $3.0 million ($12.67 per Boe) from $2.3 million ($23.32 per Boe) for the three months ended March 31, 2010. The decline in the per Boe operating expense is due to the effect of adding new production, principally in the Marcellus and Eagle Ford, at lower cost per unit produced when compared to the per unit operating cost in our older, legacy fields such as conventional Appalachian and Williston Basin production.
Severance taxes and marketing. Our severance taxes increased $517,000, or 140%, for the three months ended March 31, 2011, to $888,000 from $371,000 for the three months ended March 31, 2010. All of the increase in severance taxes was attributable to the increased in oil and gas production. Marketing expenses decreased by $32,000, or 23%, for the three months ended March 31, 2011, to $107,000 from $138,000 for the three months ended March 31, 2010 due to production declines at our existing Williston Basin properties.
Exploration expense. We incurred $314,000 of exploration expense for the three months ended March 31, 2011, compared to $97,000 for the three months ended March 31, 2010 due to higher geological and geophysical costs as well as delay rentals paid in our Appalachian Basin region.
Depletion, depreciation and accretion. Our depletion, depreciation and accretion expense increased $4.3 million, or 355%, to $5.5 million for the three months ended March 31, 2011 from $1.2 million for the three months ended March 31, 2010 due to increased production in the 2011 period. Our DD&A per Boe increased by $10.97, or 88%, to $23.37 per Boe for the three months ended March 31, 2011, compared to $12.41 per Boe for the three months ended March 31, 2010. The increase in DD&A expense per BOE was primarily attributable to the higher cost to drill and equip our new Eagle Ford and Marcellus Shale wells, which are horizontally drilled wells and which require more expensive completion techniques than traditional, vertically-drilled wells.
General and administrative. Our general and administrative expenses (G&A) increased $89,000, or 1.3%, to $6.9 million ($28.98 per Boe) for the three months ended March 31, 2011 from $6.8 million ($69.03 per Boe) for the three months ended March 31, 2010. G&A expenses increased overall during the 2011 period due to expansion activities of the Company, partially offset by a decrease in bonus and other accruals. Non-cash stock compensation totaled approximately $1.4 million for both the 2011 and 2010 periods. Also included in G&A in the 2011 period are acquisition related costs of approximately $1.7 million which were for legal, consulting and other costs related to the purchase of assets from Post Rock in January 2011 and for the acquisition of NGAS and NuLoch which closed in April and May of 2011, respectively. Acquisition expenses incurred in the 2010 period of $1.3 million were related to the acquisition of Triad in February, 2010. These costs were expensed due to accounting standards which require that acquisition costs must be expensed rather than capitalized as part of the cost of the asset being acquired for years beginning in 2010. We expect overall G&A costs to increase in the aggregate in 2011, but to continue to decline on a Boe basis due to the ongoing expansion activities of the Company.
Interest expense, net. Our interest expense, net of interest income, increased approximately $139,000, or 21% to $787,000 for the three months ended March 31, 2011, from $648,000 for the three months ended March 31, 2010. This increase was substantially the result of our higher average debt level during 2011 offset by lower interest rates.
Commodity derivative activities. Realized gains and losses from our commodity derivative activity increased our earnings by approximately $8,000 and $3.0 million for the three months ended March 31, 2011 and 2010, respectively. Realized gains and losses are derived from the relative movement of oil and gas prices on the products we sell in relation to the range of prices in our derivative contracts for the respective three months. The unrealized loss on commodity derivatives was approximately $3.3 million for the 2011 period and $1.9 million for the 2010 period. As commodity prices increase, the fair value of the open portion of those positions decreases. As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record all changes in realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts”. Our gain or loss from realized and unrealized derivative contracts was a loss of approximately $3.3 million and a gain of approximately $1.1 million for the three months ended March 31, 2011 and 2010, respectively. (See Note 6 to our condensed consolidated financial statements for more information.)
Net income attributable to non-controlling interest. Net income attributable to non-controlling interest was approximately $32,000 for the three months ended March 31, 2011 versus $68,000 for same period in 2010. This represents 12.5% of the gain or loss incurred by our subsidiary, PRC Williston. We record a non-controlling interest in the results of operations of this subsidiary because we are contractually obligated to make distributions to the holders of this interest whenever we make distributions to ourselves from the subsidiary company.
Loss from Continuing Operations. We had a loss from continuing operations of $6.7 million for the 2011 period versus a loss of $4.1 million for the 2010 period, an increase of $2.6 million, or 64.1% This was due to a decrease in operating loss of $2.0 million offset by an increase in loss on derivative contracts of $4.5 million.
Income from Discontinued Operations. On October 29, 2010, we closed on a divestiture of our Cinco Terry properties effective October 1, 2010. We have reclassified $290,000 of Cinco Terry operating income less interest expense to discontinued operations for the three month period ended March 31, 2010. As a result of this divestiture, our previously reported average daily production volume of 285 Boepd from this property for the 2010 period has been excluded from our reported total average daily production volumes.
Dividends on Preferred Stock. Total dividends on our Series B, Series C, and Series D Preferred Stock were approximately $2.6 million for the three months ended March 31, 2011, versus $262,000 for the three months ended March 31, 2010. The Series C Preferred Stock had a stated value of approximately $100 million and $9.1 million at March 31, 2011 and 2010, respectively and carries a cumulative dividend rate of 10.25% per annum. The Series D Preferred Stock had a stated value of $20.5 million and none at March 31, 2011 and 2010, respectively and carries a cumulative dividend rate of 8.0% per annum. We redeemed all outstanding shares of Series B Preferred Stock in June 2010.
Net Loss attributable to Common Shareholders. Net loss attributable to common shareholders was $9.3 million in the 2011 period versus $4.0 million in the 2010 period. Our net loss per common share, basic and diluted was $0.12 per share for the three months ended March 31, 2011, compared to $0.07 per share for the 2010 period. Our weighted average shares outstanding increased by approximately 19.9 million shares, or 35.7%, to approximately 75.6 million shares from the 2010 period to the 2011 period. Our net loss per share from continuing operations was $0.12 per share for the three months ended March 31, 2011, versus $0.08 per share for the 2010 period. We had income from discontinued operations of $0.01 per share in the 2010 period from the Cinco Terry assets which were sold on October 29, 2010.
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
We intend to fund 2011 capital expenditures, excluding any acquisitions, primarily out of internally-generated cash flows and, as necessary, borrowings under our revolving credit facility, exercises of outstanding common stock options and warrants, and selective issuances of equity securities under our ATM facility. As of March 31, 2011, we had approximately $3.8 million of cash on hand and $31.5 million available to borrow under our revolving credit facility, for total liquidity of approximately $35.3 million on that date. On April 13, 2011, in conjunction with our acquisition of NGAS, our revolving credit agreement was amended and restated and our borrowing base was increased to $120 million. On May 3, 2011, in conjunction with the acquisition of NuLoch, our borrowing base was further increased to $145 million, providing an additional $25 million of availability. From April 1, 2011, through May 5, 2011, we realized additional proceeds from issuance of new common stock and new Series D Preferred Stock totaling approximately $36.0 million.
There are several factors that will affect our liquidity for the remainder of 2011. We anticipate having increased operating cash flows as a result of the NGAS Acquisition and NuLoch Acquisition and the successful results of our ongoing drilling program in all three core regions, offset by increased interest expense due to higher debt levels and higher dividend costs due to the issuance of our Series D Preferred Stock. We also expect to have increased salary and other administrative costs associated with the increased number of employees resulting from the acquisitions closed during the first half of 2011 and subsequent acquisition activity of the Company. Our borrowing base under our revolving credit agreement was increased to $145 million on May 3, 2011. We expect the additional operating cash flows from the new acquisitions, additional liquidity under the Second Restated Credit Agreement, and cash provided by the issuance of equity securities in 2011 to provide the cash necessary to meet all currently budgeted operating and capital expenditure requirements for the remainder of the 2011 fiscal year.
The following table summarizes our sources and uses of cash for the periods noted:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows provided by operating activities	$9,255	$2,878
Cash flows used in investing activities	(65,562)	(68,330)
Cash flows provided by financing activities	59,589	64,648

Net increase (decrease) in cash and cash equivalents	$3,282	$(804)

Operating Activities
In comparing the three month periods ended March 31, 2011 and 2010, our cash flows from operations increased by approximately $6.4 million due mainly to improved operating results before depreciation and depletion expense.
Investing Activities
Our cash flows used in investing activities for the three months ended March 31, 2011 were $65.6 million, which primarily represent capital expenditures under our 2011 capital expenditures budget as described below.
Our cash flows used in investing activities for the three months in 2010 were for the Triad acquisition of approximately $59.5 million as well as capital expenditures of $9.5 million, which included approximately $7.6 million for the acquisition of undeveloped leasehold interests, primarily in the Eagle Ford Shale in South Texas and the Marcellus Shale in West Virginia, approximately $534,000 for exploratory drilling in South Texas and approximately $1.1 million gross ($444,000 net after applying previously paid drilling advances) in development drilling in our Cinco Terry field (which has since been divested).

Financing Activities
We borrowed $36.0 million under our revolving credit facility and made principal repayments of $26.0 million during the 2011 period versus borrowing $58.0 million and repaying $7.0 million in the 2010 period. In the 2011 period, we realized $5.0 million from the exercise of common stock options and warrants, we issued shares of our Series C Cumulative Perpetual Preferred Stock in the 2011 period for net proceeds of $29.1 million, and we issued shares of our Series D Preferred Stock for net proceeds of $18.1 million. In the 2010 period, we received net proceeds of $3.6 million for issuing Series C Preferred Stock, and we issued common stock and warrants for net proceeds of $13.1 million. We paid $2.6 million in preferred stock dividends in the 2011 period compared to $273,000 in the 2010 period. In the 2010 period, we paid $2.6 million of deferred financing costs related to our revolving credit agreement in conjunction with our acquisition of Triad, versus none in the 2011 period.
2011 Capital Expenditures
The following table summarizes our estimated capital expenditures excluding acquisitions for 2011. We intend to fund 2011 capital expenditures, excluding any acquisitions, primarily out of internally-generated cash flows and, as necessary, borrowings under our revolving credit facility.

Year Ending
December 31,
2011
(In thousands)
Williston Basin
Shale drilling	$80,000
Appalachian Basin
Marcellus Shale drilling	60,000
Eureka Hunter Pipeline	50,000
Eagle Ford
Eagle Ford Shale Drilling	65,000

Total capital expenditures	$255,000

Our capital expenditure budget for 2011 is subject to change depending upon a number of factors, including economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the results of our development and exploration efforts, the availability of sufficient capital resources for drilling prospects, our financial results, the availability of leases on reasonable terms and our ability to obtain permits for the drilling locations.
We believe that cash flows from operations, available cash, cash provided by the issuance of new common and preferred stock, and borrowings under our revolving credit facility will finance substantially all of our anticipated capital needs through 2011. We may also use our revolving credit facility for possible acquisitions and temporary working capital needs. Further, we may decide to opportunistically access the public or private equity or debt markets for potential acquisitions, working capital or other liquidity needs, if such financings are available on acceptable terms.
Second Restated Credit Agreement
On April 13, 2011, we entered into a Second Restated Credit Agreement which increased the maximum commitment to $250 million. The borrowing base has been established at $145 million, and the initial borrowing base was set at $120 million upon the completion of the Company’s acquisition of NGAS Resources, Inc, which closed April 13, 2011. The borrowing base increased to the New Borrowing Base level of $145 million upon the closing of the Company’s acquisition of Williston Basin focused NuLoch Resources, Inc, which closed on May 3, 2011.
The Second Restated Credit Agreement provides for a semi-annual redetermination of the borrowing base, which is based on the value assigned to the Company’s proved crude oil and natural gas reserves as determined by third party engineering consultants. The New Borrowing Base has been established based upon the proved reserve values as of December 31, 2010, from a combination of NGAS’s, NuLoch’s and the Company’s total proved reserves. Based on values assigned to crude oil and natural gas properties which may be either acquired of drilled over time, the Company’s borrowing base may increase up to the maximum $250 million commitment level. The Second Restated Credit Agreement replaces Magnum Hunter’s $150 million three-year term secured revolving credit facility, which had a borrowing base of $71.5 million. The Second Restated Credit Agreement also provides for an interest rate margin ranging from LIBOR plus 3.25% depending on the level of outstanding borrowings at any given time under the Second Restated Credit Agreement, which is a lower cost of funds that the prior senior bank facility.

Covenants
The Second Restated Credit Agreement, as amended and restated on April 13, 2011, requires the Company to satisfy certain affirmative financial covenants, including maintaining (i) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 and 1.0, (ii) a ratio of EBITDAX to interest of not less than 2.5 to 1.0, and (iii) a ratio of total debt to EBITDAX of not more than (a) 4.5 to 1.0 for the fiscal quarters ending June 30, 2011 and September 30, 2011 and (b) 4.0 to 1.0 for each fiscal quarter ending thereafter. The Company is also required to enter into certain commodity hedging agreements pursuant to the terms of the Second Restated Credit Agreement.
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
Related Party Transactions
We rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans, our Chairman and CEO. Airplane rental expenses totaled $123,000 and $124,000 for the three months ended March 31, 2011 and 2010, respectively.
We obtained accounting services and use of office space from GreenHunter Energy, Inc., an entity for which Mr. Evans is an officer and major shareholder and Mr. Ormand is a director. Professional services expenses totaled $18,000 and $30,000 for the three months ended March 31, 2011 and 2010, respectively.
As of March 31, 2011, our net accounts payable to Pilatus Hunter, LLC was $59,000 and our net accounts payable to GreenHunter Energy, Inc. was $18,000
Contractual Commitments
Our contractual commitments consist of long-term debt, accrued interest on long-term debt, operating lease obligations, asset retirement obligations and employment agreements with executive officers.
Our long-term debt comprises borrowings under our revolving credit facility and term equipment debt assumed in the Triad acquisition. Interest on revolving debt is based on the rate applicable under our revolving credit facility, which was 4.5% at March 31, 2011. The term equipment debt has an average interest rate of approximately 6.01% at March 31, 2011. (See Note 8 in our condensed consolidated financial statements.)
As of March 31, 2011, we rent various office spaces in Houston, Texas, that total approximately 22,966 square feet at a cost of $37,925 per month for the remaining terms ranging from eleven to sixty-two months. Triad had various lease commitments for periods ranging from nine to eighty months at March 31, 2011, and with monthly payments of approximately $24,618 as of that date.
On September 25, 2010 the Company entered into a twelve month drilling contract. Our maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, is approximately $2.2 million as of March 31, 2011.
On December 14, 2010, the Company entered into a twelve month drilling contract for the 2011 year. Our maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, is approximately $1.2 million as of March 31, 2011.
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
We have outstanding employment agreements with four of our executive and senior officers for terms ranging from one to three years. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were all terminated without cause, was approximately $1.1 million at March 31, 2011.

The following table summarizes our contractual commitments as of March 31, 2011 (in thousands):

Contractual Obligations	Total	2011	2012 – 2013	2014 – 2015	After 2015
Long-term debt(1)	$42,944	$7,151	$34,806	$987	$—
Interest on long-term debt(2)	2,944	1,789	1,096	59	—
Operating lease obligations(3)	2,366	730	778	600	258
Asset retirement obligations(4)	4,571	103	712	279	3,477
Employment agreements with executive officers	1,105	1,105	—	—	—
Drilling contract commitment	3,411	3,411	—	—	—

Total	$57,341	$14,289	$37,392	$1,925	$3,735

(1)	See Note 7 to our consolidated financial statements for a discussion of our long-term debt.

(2)	Interest payments have been calculated by applying the interest rate of 4.5% for Tranche A and 5.5% on Tranche B that was effective at March 31, 2011 on our revolving credit facility debt and 6.01% to the outstanding term debt balance at March 31, 2011.

(3)	Operating lease obligations are for office space and equipment.

(4)	See Note 7 to our consolidated financial statements for a discussion of our asset retirement obligations.
Off-Balance Sheet Arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2011, the off-balance sheet arrangements and transactions that we have entered into include, and operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Item 3.	Quantitative and qualitative disclosures about market risk.
Some of the information below contains forward—looking statements. The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and gas prices and other related factors. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures. Our market risk sensitive instruments were entered into for commodity derivative and investment purposes, not for trading purposes.
Commodity Price Risk
Given the current economic outlook, we expect the commodity prices to remain voaitile. Even modest decreases in commodity prices can materially affect our revenues and cash flow. In addition, if commodity prices remain suppressed for a significant amount of time, we could be required under successful efforts accounting rules to perform a write down of our oil and gas properties.
We may enter into financial swaps and collars to reduce the risk of commodity price fluctuations. We do not designate such instruments as cash flow hedges. Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur.

At March 31, 2011, we had the following commodity derivative positions outstanding:

Natural Gas	Period	MMBTU/day	Price per MMBTU

Collars	Apr 2011 - Dec 2011	2,143	$5.37 - $7.43
	Jan 2012 - Dec 2012	1,910	$5.00 - $8.65

Swaps	Apr 2011 - Dec 2011	113	$5.98
	Jan 2012 - Dec 2012	100	$6.15

Crude Oil	Period	Bbls/day	Price per Bbl

Collars	Apr 2011 - Dec 2011	997	$71.44 - $100.74
	Jan 2012 - Dec 2012	187	$78.66 - $102.14

Swaps	Apr 2011 - Dec 2011	43	$85.09

Floors sold (put)	Apr 2011 - Dec 2011	147	$60.00
	Jan 2012 - Dec 2012	50	$55.00

Floors purchased (put)	Apr 2011 - June 2011	710	$83.87
	July 2011 - Sep 2011	935	$84.14
	Oct 2011 - Dec 2011	1260	$84.37
	Jan 2012 - Dec 2012	153	$80.00
At March 31, 2011, and December 31, 2010, the fair value of our open derivative contracts was a net liability of approximately $4.1 million and $778,000, respectively.
Bank of Montreal and KeyBank National Association are currently the only counterparties to our commodity derivatives positions. We are exposed to credit losses in the event of nonperformance by the counterparties on our commodity derivatives positions. However, we do not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions. Bank of Montreal is the administrative agent and a participant in our revolving credit facility, and KeyBank is a participant in our revolving credit facility, and the collateral for the outstanding borrowings under our revolving credit facility is used as collateral for our commodity derivatives.
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
For the three months ended March 31, 2011, we recorded an unrealized loss on commodity derivatives of $3.3 million, compared to an unrealized loss of $1.9 million for the three months ended March 31, 2010, from the change in fair value of our commodity derivatives positions. A hypothetical 10% increase in commodity prices would have resulted in a $449,000 decrease in the fair value of our commodity derivative positions recorded on our balance sheet at March 31, 2011, and a corresponding increase in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the three months ended March 31, 2011.

Item 4.	Controls and procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information for disclosure is accumulated and communicated to management, including the Chairman and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011. Based on this evaluation, the CEO and CFO have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal control over financial reporting
There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
There have been no material developments in the legal proceedings described in Part I, Item 3. “Legal Proceedings” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

Item 1A.	Risk factors.
In addition to the other information set forth in this report, you should carefully consider the risks discussed in the following reports that we have filed with the SEC, which risks could materially affect our business, financial condition and results of operations: Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, under the headings Items 1. and 2. “Business and Properties — Markets and Customers; Competition; and Regulation,” Item 1A. “Risk Factors,” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.
Except as provided below, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, which is accessible on the SEC’s website at www.sec.gov and our website at www.magnumhunterresourcess.com.
The use of geoscientific, petropyhsical and engineering analyses and other technical or operating data to evaluate drilling prospects is uncertain and does not guarantee drilling success or recovery of economically producible reserves.
Our decisions to explore, develop and acquire prospects or properties targeting the Eagle Ford Shale, Bakken Shale, Marcellus Shale, and other areas depend on data obtained through geoscientific, petrophysical and engineering analyses, the results of which can be uncertain. Even when properly used and interpreted, data from whole cores, regional well log analyses and 3-D seismic only assist our technical team in identifying hydrocarbon indicators and subsurface structures and estimating hydrocarbons in place. They do not allow us to know conclusively the amount of hydrocarbons in place and if those hydrocarbons are producible economically. In addition, the use of advanced drilling and completion technologies for our Bakken Shale and Eagle Ford developments, such as horizontal drilling and multi-stage fracture stimulations, requires greater expenditures than our traditional development drilling strategies. Our ability to commercially recover and produce the hydrocarbons that we believe are in place and attributable to the our properties will depend on the effective use of advanced drilling and completion techniques, the scope of our drilling program (which will be directly affected by the availability of capital), drilling and production costs, availability of drilling and completion services and equipment, drilling results, lease expirations, regulatory approval and geological and mechanical factors affecting recovery rates. Our estimates of unproved reserves, estimated ultimate recoveries per well, hydrocarbons in place and resource potential may change significantly as development of our oil and gas assets provides additional data.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
Recent Sales of Unregistered Securities
During the three months ended March 31, 2011, the Company sold from time to time an aggregate of 798,932 shares of its common stock pursuant to the exercise of certain warrants, as follows:
(a) The Company sold an aggregate of 771,812 shares of its common stock pursuant to the exercise of certain warrants issued by the Company in 2006, at an exercise price of $3.00 per share, for total gross proceeds of approximately $2,315,416. The warrants were issued by the Company in connection with a private placement by the Company of units, consisting of shares of common stock and warrants to purchase shares of common stock, to fund the purchase of certain assets by the Company.
(b) The Company sold an aggregate of 27,120 shares of common stock pursuant to the exercise of certain warrants issued by the Company in November 2009, at an exercise price of $2.50 per share, for total gross proceeds of approximately $67,800. The warrants were issued by the Company in connection with an offering by the Company of units, consisting of shares of common stock and warrants to purchase shares of common stock, to a limited number of investors for cash, which was registered under the Securities Act. These investors consisted of certain directors and officers of the Company and certain of their friends and associates.
In addition:
(c) On January 14, 2011, the Company issued 946,314 shares of common stock pursuant to the purchase of certain oil and gas properties and assets located in West Virginia.
All the shares described above were issued or sold by the Company in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 6.	EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of the Registrant, filed February 13, 2002 (Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on March 21, 2006).

3.1.1	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed May 8, 2003 (Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on March 21, 2006).

3.1.2	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed June 6, 2005 (Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on March 21, 2006).

3.1.3	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed July 18, 2007 (Incorporated by reference from the Registrant’s quarterly report on Form 10-QSB filed on August 14, 2007).

3.1.4	Certificate of Ownership and Merger Merging Magnum Hunter Resources Corporation with and into Petro Resources Corporation, filed July 13, 2009 (Incorporated by reference from the Registrant’s current report on Form 8-K filed on July 14, 2009).

3.1.5	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed November 3, 2010 (Incorporated by reference from the Registrant’s current report on Form 8-K filed on November 2, 2010).

3.1.6	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed May 9, 2011.

3.2	Amended and Restated Bylaws of the Registrant, dated March 15, 2001 (Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on March 21, 2006).

3.2.1	Amendment to Bylaws of the Registrant, dated April 14, 2006 (Incorporated by reference from the Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 filed on June 9, 2006).

3.2.2	Amendment to Bylaws of the Registrant, dated October 12, 2006 (Incorporated by reference from the Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 filed on September 21, 2007).

4.1	Form of certificate for common stock (Incorporated by reference from the Registrant’s 2010 annual report on Form 10-K filed on February 18, 2011).

4.2	Certificate of Designation of Rights and Preferences of 10.25% Series C Cumulative Perpetual Preferred Stock, dated December 10, 2009 (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on December 10, 2009).

4.2.1	Certificate of Amendment of Certificate of Designation of Rights and Preferences of 10.25% Series C Cumulative Perpetual Preferred Stock, dated August 2, 2010 (Incorporated by reference from the Registrant’s quarterly report on Form 10-Q filed on August 12, 2010).

4.2.2	Certificate of Amendment of Certificate of Designation of Rights and Preferences of 10.25% Series C

Exhibit
Number	Description
Cumulative Perpetual Preferred Stock, dated September 8, 2010 (Incorporated by reference from the Registrant’s current report on Form 8-K filed on September 15, 2010).

4.3	Certificate of Designation of Rights and Preferences of 8.0% Series D Cumulative Preferred Stock, filed March 16, 2011 (Incorporated by reference from the Registrant’s current report on Form 8-K filed on March 17, 2011).

10.1	Arrangement Agreement, dated as of January 19, 2011, by and among Magnum Hunter Resources Corporation, MHR ExchangeCo Corporation and NuLoch Resources Inc. (Incorporated by reference from the Registrant’s current report on Form 8-K filed on January 19, 2011).+

10.2	Omnibus Agreement, dated as of March 10, 2011, by and among Magnum Hunter Resources Corporation, NGAS Resources, Inc., NGAS Production Co., NGAS Gathering, LLC. Seminole Energy Services, L.L.C., Seminole Gas Company, L.L.C. and NGAS Gathering II, LLC (Incorporated by reference from the Registrant’s current report on Form 8-K filed on March 16, 2011).*

10.3	At the Market Sales Agreement, dated March 25, 2011 between Magnum Hunter Resources Corporation and McNicoll, Lewis and Vlak, LLC (Incorporated by reference from the Registrant’s current report on Form 8-K filed on March 28, 2011).

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The exhibits and the schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

*	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MAGNUM HUNTER RESOURCES CORPORATION
Date: May 9, 2011	/s/ Gary C. Evans
Gary C. Evans,
Chairman and Chief Executive Officer

Date: May 9, 2011	/s/ Ronald D. Ormand
Ronald D. Ormand,
Executive Vice President and Chief Financial Officer