Form 10-Q
period 2011-06-30
MAGNUM HUNTER RESOURCES CORP
filed 2011-08-09
CIK 1335190

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

-OR-

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32997
MAGNUM HUNTER RESOURCES CORPORATION
(Name of registrant as specified in its charter)

Delaware	86-0879278
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 5, 2011 there were 126,357,586 shares of the registrant’s common stock ($0.01 par value) outstanding.

MAGNUM HUNTER RESOURCES CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2011

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):	1

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	2

Consolidated Statement of Other Comprehensive Income	3

Condensed Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2011	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Part II. OTHER INFORMATION	39

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6. Exhibits	40

SIGNATURES	42
EX-3.2
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per-share data)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,750	$554
Restricted cash	4,825	—
Accounts receivable	33,173	11,705
Prepaids and other current assets	5,986	867

Total current assets	48,734	13,126

PROPERTY AND EQUIPMENT (Net of Accumulated Depletion and Depreciation):
Oil and natural gas properties, successful efforts accounting	849,367	189,912
Gas gathering and other equipment	91,799	42,689

Total property and equipment, net	941,166	232,601

OTHER ASSETS:
Deferred financing costs, net of amortization of $133 and $1,237 respectively	2,712	2,678
Derivatives and other long-term assets	1,534	562

Total assets	$994,146	$248,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$2,086	$7,132
Accounts payable	68,071	33,319
Accrued liabilities	11,274	435
Revenue payable	9,306	2,630
Derivatives and other current liabilities	1,405	719

Total current liabilities	92,142	44,235

OTHER LIABILITIES:
Notes payable, less current portion	145,791	26,019
Asset retirement obligation	14,599	4,455
Deferred tax liability	97,199	—
Derviatives and other long term liabilities	3,515	700

Total liabilities	353,246	75,409

COMMITMENTS AND CONTINGENCIES (Note 13)

REDEEMABLE PREFERRED STOCK:
Series C Cumulative Perpetual Preferred Stock, cumulative dividend rate 10.25% per annum, 4,000,000 authorized, 4,000,000 and 2,809,456 issued & outstanding as of June 30, 2011 and December 31, 2010, respectively, with liquidation preference of $25.00 per share	100,000	70,236

SHAREHOLDERS’ EQUITY:
Preferred Stock, 10,000,000 shares authorized	—	—
Series D Cumulative Perpetual Preferred Stock, cumulative dividend rate 8.0% per annum, 5,750,000 authorized, 1,298,095 and none issued & outstanding as of June 30, 2011 and December 31, 2010, respectively, with liquidation preference of $50.00 per share	64,905	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 126,813,150 and 74,863,135 shares issued and 126,346,229 and 74,863,135 outstanding as of June 30, 2011 and December 31, 2010, respectively	1,263	749
Exchangeable common stock, par value $0.01 per share, 3,895,346 and none issued & outstanding as of June 30, 2011 and December 31, 2010, respectively	39	—
Additional paid in capital	554,954	152,439
Accumulated deficit	(77,197)	(49,402)
Accumulated other comprehensive income	(3,214)	—
Treasury stock at cost, 761,652 shares	(1,310)	(1,310)
Unearned common stock in KSOP at cost, 153,300 shares	(604)	(604)

Total Magnum Hunter Resources Corporation shareholders’ equity	538,836	101,872
Non-controlling interest	2,064	1,450

Total shareholders’ equity	540,900	103,322

Total liabilities and shareholders’ equity	$994,146	$248,967

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUE:
Oil and gas sales	$26,020	$6,941	39,981	$13,068
Field operations and other	7,417	1,460	8,777	1,988

Total revenue	33,437	8,401	48,758	15,056

EXPENSES:
Lease operating expenses	7,393	2,941	10,390	5,228
Severance taxes and marketing	1,782	721	2,777	1,230
Exploration	423	360	738	457
Field operations	3,298	1,446	4,454	1,717
Depreciation, depletion and accretion	10,814	2,883	16,344	4,098
General and administrative	23,715	6,501	30,571	13,269

Total expenses	47,425	14,852	65,274	25,999

OPERATING LOSS	(13,988)	(6,451)	(16,516)	(10,943)

OTHER INCOME AND (EXPENSE):
Interest income	1	2	4	4
Interest expense	(3,926)	(1,044)	(4,716)	(1,694)
Gain (loss) on derivative contracts	2,668	1,277	(674)	2,409
Other income and (expense)	92	—	92	—

Loss from continuing operations before income taxes and non-controlling interest	(15,153)	(6,216)	(21,810)	(10,224)

Income tax benefit	197	—	197	—
Net (income) loss attributable to non-controlling interest	(84)	3	(117)	(65)

Net loss attributable to Magnum Hunter Resources Corporation from continuing operations	(15,040)	(6,213)	(21,730)	(10,289)

Income from discontinued operations	—	665	—	955

Net loss	(15,040)	(5,548)	(21,730)	(9,334)

Dividend on Preferred Stock	(3,457)	(446)	(6,065)	(708)

Net loss attributable to common shareholders	$(18,497)	$(5,994)	$(27,795)	$(10,042)

Weighted average number of common shares outstanding Basic and diluted	112,619,793	62,153,376	94,233,091	58,968,651

Net loss from continuing operations	$(0.16)	$(0.11)	$(0.29)	$(0.19)

Net income from discontinued operations	$—	$0.01	$—	$0.02

Net loss per common share	$(0.16)	$(0.10)	$(0.29)	$(0.17)

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME
(In thousands, except shares and per-share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(15,040)	$(5,548)	$(21,730)	$(9,334)
Foreign currency translation	(3,222)	—	(3,222)	—
Unrealized gain (loss) on available for sale investments	8	—	8	—

Total comprehensive loss	$(18,254)	$(5,548)	$(24,944)	$(9,334)

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Number	Number of Shares	Number of				Additional
	of Shares	of Exchangeable	Shares of Series D	Common	Exchangeable	Series D	Paid in	Accumulated	Accumulated Other	Treasury	Unearned Common	Noncontrolling	Total
	of Common	Common Stock	Preferred Stock	Stock	Common Stock	Stock	Capital	Deficit	Comprehensive Income	Stock	Shares in KSOP	Interest	Equity
BALANCE, January 1, 2011	74,863	—	—	$749	$—	$—	$152,439	$(49,402)	$—	$(1,310)	$(604)	$1,450	$103,322
Restricted stock issued to employees and directors	120	—	—	1	—	—	404	—	—	—	—	—	405
Stock compensation	—	—	—	—	—	—	11,705	—	—	—	—	—	11,705
Issued shares of Series C Preferred Stock for cash	—	—	—	—	—	—	(689)	—	—	—	—	—	(689)
Issued shares of Common Stock for cash	1,714	—	—	17	—	—	13,875	—	—	—	—	—	13,892
Issued shares of Series D Preferred Stock for cash	—	—	1,298	—	—	64,905	(5,448)	—	—	—	—	—	59,457
Issued shares of Common Stock upon warrant exercise	802	—	—	8	—	—	2,390	—	—	—	—	—	2,398
Issued shares of common stock upon stock option exercise	2,403	—	—	24	—	—	3,412	—	—	—	—	—	3,436
Dividends on Series C Cumulative Perpetual Preferred	—	—	—	—	—	—	—	(5,124)	—	—	—	—	(5,124)
Dividends on Series D Preferred Stock	—	—	—	—	—	—	—	(941)	—	—	—	—	(941)
Issued shares of common stock for acquisition of assets	946	—	—	9	—	—	7,533	—	—	—	—	—	7,542
Issued shares of common stock for acquisition of NGAS Resources	6,635	—	—	66	—	—	52,951	—	—	—	—	—	53,017
Issued shares of common stock to employees for change in control payments for NGAS Resources	351	—	—	4	—	—	2,798	—	—	—	—	—	2,802
Issued 138,388 warrants in replacement of NGAS Resources warrants	—	—	—	—	—	—	190	—	—	—	—	—	190
Noncontrolling interest acquired in NGAS acquisition	—	—	—	—	—	—	—	—	—	—	—	497	497
Issued shares of common stock for acquisition of NuLoch Resources	38,132	—	—	381	—	—	281,794	—	—	—	—	—	282,175
Issued exchangeable shares for acquisition of NuLoch Resources	—	4,276	—	—	43	—	31,600	—	—	—	—	—	31,643
Issued shared of common stock upon exchange of MHR Exchangeco exchangeable shares	381	(381)	—	4	(4)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(21,730)	—	—	—	117	(21,613)
Other comprehensive income:													—
Foreign currency translation	—	—	—	—	—	—	—	—	8	—	—	—	8
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	(3,222)	—	—	—	(3,222)

BALANCE, June 30, 2011	126,347	3,895	1,298	$1,263	39	64,905	$554,954	$(77,197)	(3,214)	$(1,310)	$(604)	$2,064	$540,900

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(21,730)	$(9,334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncontrolling Interest	117	65
Depletion, depreciation, and accretion	16,344	4,849
Amortization of deferred financing costs included in interest expense	2,812	541
Gain on sale of assets	(1,559)	(29)
Share-based compensation	12,014	4,123
Unrealized loss on derivative contracts	166	679
Deferred taxes	(197)	—
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(7,205)	(1,408)
Inventory	(3,302)	53
Prepaid expenses and other current assets	(418)	(403)
Accounts payable	12,923	751
Revenue payable	5,129	(63)
Accrued Liabilities	(5,136)	3,465

Net cash provided by operating activities	9,958	3,289

Cash flows from investing activities
Capital expenditures and advances	(131,840)	(17,215)
Cash paid in acquisitions, net of cash received of $2.5 million	(78,523)	(59,500)
Change in restricted cash and deposits	(5,450)	(967)
Proceeds from sales of assets	1,824	30

Net cash used in investing activities	(213,989)	(77,652)

Cash flows from financing activities
Net proceeds from sale of common stock and warrants	13,892	24,423
Net proceeds from sale of preferred shares	88,531	9,176
Proceeds from exercise of warrants and options	5,835	12,884
Preferred stock dividend paid	(6,065)	(734)
Cash paid upon conversion of Series B Preferred Stock	—	(11,250)
Proceeds from borrowings on debt	228,044	70,433
Principal repayment of debt	(119,477)	(25,576)
Payment of deferred financing costs	(2,846)	(2,630)
Change in other long-term liabilities	310	—

Net cash provided by financing activities	208,224	76,726

Effect of exchange rate changes on cash	3	—

Net increase (decrease) in cash and cash equivalents	4,196	2,363
Cash and cash equivalents, beginning of period	554	2,282

Cash and cash equivalents, end of period	$4,750	$4,645

Supplemental disclosure of cash flow information
Cash paid for interest	$1,619	$1,230

Non-cash transactions
Series B Preferred stock issued for acquisition of Triad	$—	$14,982

Debt assumed in acquisition	$71,895	$3,412

Common stock issued for payment of services	$—	$165

Common stock issued in conversion of Series B stock	$—	$3,732

Accrued capital expenditures	$47,597	$—

Common stock issued for acquisition	$345,537	$—

Exchangeable common stock issued for acquisition of NuLoch Resources	$31,642	$—

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
We have issued potentially dilutive instruments in the form of restricted common stock granted and not yet issued, common stock warrants, and common stock options. The total number of potentially dilutive securities at June 30, 2011 was 15,846,191. There were 11,793,934 potentially dilutive securities outstanding at June 30, 2010. We did not include the potentially dilutive securities in our calculation of diluted loss per share during either period because to include them would be anti-dilutive due to our net loss during those periods.
The following table summarizes the types of potentially dilutive securities outstanding as of June 30, 2011 and 2010 (in thousands):

	June 30,
	2011	2010
Warrants	284	2,218
Restricted Shares granted, not yet issued	25	105
Common Stock Options	15,537	9,470
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Presentation
The consolidated financial statements include the accounts of Magnum Hunter and our wholly-owned subsidiaries, Eagle Ford Hunter, Inc. (f/k/a Sharon Hunter Resources, Inc.) (“Sharon”), Triad Hunter, LLC, Alpha Hunter Drilling, LLC, Hunter Disposal, LLC, Eureka Hunter Pipeline, LLC, Eureka Hunter Pipeline Partners, LLC, Hunter Real Estate, LLC, NGAS Hunter, LLC (f/k/a MHR Acquisition Company I, LLC), Magnum Hunter Production, Inc., Magnum Hunter Resources GP, LLC, Magnum Hunter Resources LP, MHR Callco Corporation, MHR Exchangeco Corporation, Williston Hunter Canada, Inc., Williston Hunter, Inc., Williston Hunter N D, LLC (f/k/a MHR Acquisition II, LLC), NGAS Gathering, LLC, Sentra Corporation, Energy Hunter Securities, Inc (f/k/a NGAS Securities, Inc) and MHR Acquisition Company III, LLC. We also have consolidated our 87.5% controlling interest in PRC Williston, LLC (“PRC”) with noncontrolling interests recorded for the outside interest in PRC. All significant intercompany balances and transactions have been eliminated.
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions and conditions. Significant estimates are required for proved oil and gas reserves which may have a material impact on the carrying value of oil and gas properties.
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
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amended guidance changes several aspects of the fair value measurement guidance in ASC 820, Fair Value Measurement, further clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. The amendment is effective for the Company at the beginning of January 2012, with early adoption prohibited. The adoption of this amendment is not expected to materially affect the Company’s financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which amended requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2013 with early adoption permitted. The adoption of this guidance will not impact the Company’s financial position, results of operations or cash flows and will only impact the presentation of OCI on the financial statements.
NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS
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
We used the following fair value measurements for certain of our assets and liabilities during the three months ended June 30, 2011 and 2010:
Level 1 Classification:
Available for Sale Securities
At June 30, 2011, the Company held common stock of a company publicly traded on the TSX Venture Exchange with quoted prices in active markets. Accordingly, the fair market value measurements of these securities have been classified as Level 1.
Level 2 Classification:
Derivative Instruments
At June 30, 2011 and December 31, 2010, the Company had commodity derivative financial instruments in place. The Company does not apply hedge accounting; therefore, the changes in fair value subsequent to the initial measurement are recorded as income or expense. The estimated fair value amounts of the Company’s derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the

Company’s derivative instruments are valued using public indexes, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange. See Note 7 — Financial Instruments and Derivatives, for additional information.
As of June 30, 2011 and December 31, 2010, the Company’s derivative contracts were with major financial institutions, all of which are senior lenders to the Company, and have investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.
The following tables present recurring financial assets and liabilities which are carried at fair value as of June 30, 2011 and December 31, 2010:

	Fair Value Measurements on a Recurring Basis
	June 30, 2011
	(In thousands)
	Level 1	Level 2	Level 3

Available for sale securities	$258	—	$—
Commodity derivatives	$—	$94	$—

Total assets at fair value	$258	$94	$—
Commodity derivatives	$—	$1,038	$—

Total liabilities at fair value	$—	$1,038	$—

	Fair Value Measurements on a Recurring Basis
	December 31, 2010
	(In thousands)
	Level 1	Level 2	Level 3
Commodity derivatives	$—	$—	$—

Total assets as fair value	$—	$—	$—
Commodity derivatives	$—	$778	$—

Total liabilities at fair value	$—	$778	$—

NOTE 5 — ACQUISITIONS
Triad
On February 12, 2010, the Company completed the acquisition of the assets of privately-held Triad Energy Corporation and certain of its affiliated entities (collectively, “Triad”) from bankruptcy, resulting in approximately five months of operating activity for these assets for the six months ended June 30, 2010. See our 2010 annual report on form 10-K, as amended, for details.
PostRock
On December 24, 2010, Magnum Hunter Resources Corporation and Triad Hunter, LLC entered into a Purchase and Sale Agreement with Post Rock, pursuant to which Triad Hunter, LLC agreed to acquire certain oil and gas properties and leasehold mineral interests and related assets located in Wetzel and Lewis Counties, West Virginia. The Purchase Agreement provided for the acquisition to be completed in three phases for total consideration of $49.3 million consisting of 50% common stock and 50% cash for the first two phases, and 100% cash for the third phase. Both of the two initial phases were effective as of November 1, 2010.
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

On June 16, 2011, we closed the third phase of the PostRock acquisition comprising assets located in Wetzel and Lewis Counties for a total purchase price of $4.9 million in cash before considering applicable adjustments.
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
NGAS
On April 13, 2011, the Company completed the acquisition of all of the outstanding common shares of NGAS Resources, Inc, (“NGAS”) for total consideration of approximately $124.5 million consisting of $15.3 million in cash, $53.1 million in debt assumed, 6,986,104 shares of our common stock valued at approximately $55.8 million based on the closing stock price of $7.99 on April 13, 2011, and $1.2 million in warrant liability, of which $1.0 million was paid out upon exercise of the cash option, and included in the cash consideration, and 138,388 warrants are outstanding that are exercisable for common stock of the Company. Including the repayment at closing of debt assumed, total cash payments in connection with the acquisition were $62.3 million. The Company has liquidated NGAS into a wholly-owned subsidiary of the Company, NGAS Hunter, LLC, and changed the name of its subsidiary NGAS Production Co. to Magnum Hunter Production, Inc, and another subsidiary, NGAS Securities, Inc. to Energy Hunter Securities, Inc.
The fair value of the net assets acquired, based on our preliminary assessment, approximated the $124.5 million in total consideration paid.

The following table summarizes the purchase price and the preliminary estimate of the fair values of the net assets acquired of NGAS during the three months ended June 30, 2011 (in thousands) except share information:

Fair value of total purchase price:
6,635,478 shares of common stock issued on April 13, 2011 at $7.99 per share	$53,017
Senior credit facility paid off at closing	33,282
NGAS 6% Convertible notes paid off in cash at closing	13,683
Contract payment in cash	12,929
Other long-term debt assumed	6,160
350,626 shares of common stock issued for change in control payments at $7.99 per share	2,802
Tax on change of control payments paid in cash	1,363
Common stock warrants settled in cash	1,044
Common stock warrants issued in conversion of NGAS warrants	190
Common stock options granted upon conversion of NGAS options	—

Total	$124,470

Amounts recognized for assets acquired and liabilities assumed:
Working capital	$(8,902)
Oil and gas properties	132,995
Equipment and other fixed assets	9,055
Asset retirement obligation	(8,678)

Total	$124,470

Working capital acquired:
Cash	$1,908
Accounts receivable	3,662
Prepaid Expenses	416
Inventory	278
Accounts payable	(7,483)
Revenue payable	(1,547)
Payroll tax payable	(206)
Advances	(3,751)
Deferred compensation	(379)
Accrued Liabilities	(1,800)

Total working capital acquired	$(8,902)

NuLoch
On May 3, 2011, the Company completed the acquisition of all of the outstanding common shares of NuLoch Resources, Inc., (“NuLoch”) for total consideration of approximately $430.5 million consisting of 38,131,848 shares of our common stock and 4,275,998 exchangeable shares of MHR Exchangeco Corporation, an indirect wholly-owned Canadian subsidiary of the Company, which are exchangeable for shares of the Company common stock, with a combined value of approximately $313.8 million based on the closing stock price of $7.40 on May 3, 2011, $18.8 million in debt assumed, and deferred tax liability of approximately $97.9 million. The company has changed the name of NuLoch to Williston Hunter Canada, Inc. and its subsidiary NuLoch America Corporation to Williston Hunter, Inc., collectively, (“Williston”).
The fair value of the net assets acquired, based upon our preliminary estimate, approximated the $430.5 million in consideration paid.

The following table summarizes the purchase price and the preliminary estimate of the fair values of the net assets of NuLoch acquired during the three months ended June 30, 2011 (in thousands except per share data):

Fair value of total purchase price:
38,131,846 shares of common stock issued on May 3, 2011 at $7.40 per share	$282,176
4,275,998 exchangeable shares at $7.40 per share	31,642
Debt assumed	18,770
Net deferred tax liability	97,912

Total	$430,500

Amounts recognized for assets acquired and liabilities assumed:
Working capital	$(20,711)
Oil and gas properties	447,540
Equipment and other fixed assets	5,167
Asset retirement obligation	(1,496)

Total	$430,500

Working capital acquired:
Cash	$640
Accounts receivable	5,951
Prepaid expenses	359
Accounts payable	(27,661)

Total working capital acquired	$(20,711)

The consolidated statement of operations includes Triad’s revenue of $5.7 million and $9.6 million, respectively for the three and six months ended June 30, 2010 and Triad’s operating loss of $211,000 and operating income of $1.4 million for the three and six months ended June 30, 2010. The consolidated statement of operations includes PostRock’s revenue of $1.3 million for the six months ended June 30, 2011 and PostRock’s operating income of $797,000 for the six months ended June 30, 2011. The consolidated statement of operations includes NGAS’s revenue of $6.4 million for the six months ended June 30, 2011 and NGAS’s operating loss of $999,000  for the six months ended June 30, 2011. The consolidated statement of operations includes NuLoch’s revenue of $2.1 million for the six months ended June 30, 2011 and NuLoch’s operating loss of $452,000 for the six months ended June 30, 2011.
The following summary, prepared on a pro forma basis, presents the results of operations for the three and six months ended June 30, 2011 and 2010, as if the acquisition of Triad, the PostRock assets, NGAS, and NuLoch, along with transactions necessary to finance the acquisitions, had occurred as of the beginning of the respective periods. This unaudited pro forma information includes the effects of adjustments for interest expense, depreciation and depletion expense, and dividend expense. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,

	2011	2010	2011	2010

	(in thousands, except per-share data)

Total operating revenue	$35,149	$26,370	$65,195	$49,686
Total operating costs and expenses	60,820	38,839	95,113	72,475

Operating loss	(25,671)	(12,469)	(29,918)	(22,789)
Interest expense and other	(1,123)	181	(5,843)	(1,233)

Net loss attributable to Magnum Hunter Resources Corporation	(26,794)	(12,288)	(35,761)	(24,022)
Dividends on preferred stock	(3,457)	(446)	(6,065)	(905)

Net loss attributable to common stock holders	$(30,251)	$(12,734)	$(41,826)	$(24,927)

Loss per common share, basic and diluted	$(0.17)	$(0.08)	$(0.33)	$(0.22)

NOTE 6 — DISCONTINUED OPERATIONS
On October 29, 2010, we entered into a definitive purchase and sale agreement for the sale of our 10.0% non-operated working interest in the Cinco Terry oil and gas property located in Crockett County, Texas, which closed on October 29, 2010. See our 2010 annual report on form 10-K, as amended, for details. The operating results of the Cinco Terry property for the three and six months ended June 30, 2010 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below:

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
	(in thousands)	(in thousands)
Oil and Gas Sales and other revenues	$1,402	$2,570
Operating expenses	(624)	(1,389)
Other income (expense)	(113)	(226)

Income from discontinued operations	$665	$955

NOTE 7 — FINANCIAL INSTRUMENTS AND DERIVATIVES
We enter into certain commodity derivative instruments which are effective in mitigating commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. Our oil and gas operating revenues and cash flows are directly impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Our objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of our future crude oil and natural gas sales from the risk of significant declines in commodity prices, which helps insure our ability to fund our capital budget. We have not designated any of our commodity derivatives as hedges under the applicable accounting standards.
As of June 30, 2011, we had the following derivative instruments in place:

Natural Gas	Period	MMBTU/day	Price per MMBTU

Collars	Jul 2011 - Dec 2011	2,143	$5.37 - $7.43
	Jan 2012 - Dec 2012	1,910	$5.00 - $8.65
Swaps	Jul 2011 - Dec 2011	113	$5.98
	Jan 2012 - Dec 2012	100	$6.15

Crude Oil	Period	Bbls/day	Price per Bbl

Collars	Jul 2011 - Dec 2011	997	$71.44 - $100.74
	Jan 2012 - Dec 2012	312	$85.21 - $108.69
Swaps	Jul 2011 - Dec 2011	43	$85.09
Floors sold (put)	Jul 2011 - Dec 2011	147	$60.00
	Jan 2012 - Dec 2012	50	$55.00
Floors purchased (put)	July 2011 - Sep 2011	935	$84.14
	Oct 2011 - Dec 2011	1260	$84.37
	Jan 2012 - Dec 2012	153	$80.00

The following table summarizes the fair value of our derivative contracts as of the dates indicated:

		Gross Derivative Assets		Gross Derivative Liabilities
		(in thousands)		(in thousands)
Derivatives not designated as hedging	Balance Sheet		December 31,		December 31,
instruments	Classification	June 30, 2011	2010	June 30, 2011	2010
Commodity
	Derivative assets - long term	$201	$—	$(107)	$—
	Derivative liability	2,012	1,743	(2,847)	(2,461)
	Derivative liability - long term	483	500	(687)	(559)

Total Commodity		$2,696	$2,243	$(3,641)	$(3,020)

The following table summarizes the net gain (loss) on derivative contracts for the three and six months ended June 30, 2011:

	Six Months Ended	Three Months Ended
	June 30, 2011	June 30, 2011
	(in thousands)	(in thousands)
Realized (loss)	(508)	(517)
Unrealized gain (loss)	(166)	3,184

Net gain (loss)	(674)	2,667

	Six Months Ended	Three Months Ended
	June 30, 2010	June 30, 2010
	(in thousands)	(in thousands)
Realized gain	3,088	601
Unrealized gain (loss)	(679)	676

Net gain	2,409	1,277
NOTE 8 — ASSET RETIREMENT OBLIGATIONS
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
The following table summarizes the Company’s asset retirement obligation transactions during the six month period ended June 30, 2011:

(in thousands)
Asset retirement obligation at beginning of period	$4,455
Assumed in NGAS acquisition	8,678
Assumed in NuLoch acquisition	1,496
Liabilities incurred	10
Liabilities settled	—
Accretion expense	354
Revisions in estimated liabilities	(25)

Asset retirement obligation at end of period	14,968
Less: current portion	(369)

Asset retirement obligation at end of period	$14,599

NOTE 9 — NOTES PAYABLE
Notes payable at June 30, 2011 consisted of the following:

June 30, 2011
(in thousands)
Various equipment notes payable with maturity dates April 2012 - August 2021, interest rates of 0.00% - 6.34%	$8,877
Senior revolving credit facility Interest rate of 4.5%, due April 13, 2016	139,000

$147,877
Less: current portion	(2,086)

Total Long-Term Debt	$145,791

The following table presents the approximate annual maturities of debt:

(in thousands)
2011	$787
2012	2,312
2013	861
2014	868
Thereafter	143,049

Total	$147,877

Notes Payable
On April 13, 2011 the Company assumed various notes payable for equipment and a building upon the closing of the acquisition of NGAS. The promissory notes have maturity dates ranging from September 2012 to April 2021 and bear interest rates of 0.00% to 5.875%. As of June 30, 2011, there was $6.1 million outstanding on these promissory notes.
Second Amended and Restated Credit Facility
On April 13, 2011, the Company entered into a Second Amended and Restated Credit Agreement, (the “Senior Credit Facility” or “revolving credit facility”). The Senior Credit Facility amended and restated, in its entirety, that certain Amended and Restated Credit Agreement dated February 12, 2010.
The Senior Credit Facility provides for an asset-based, senior secured revolving credit facility maturing April 13, 2016, with a new borrowing base of $145 million. The initial borrowing base was set at $120 million upon the completion of the Company’s acquisition of NGAS. The borrowing base was subsequently increased to $145 million upon the completion of the Company’s acquisition of NuLoch, which closed on May 3, 2011. The Senior Credit Facility is governed by a semi-annual borrowing base redetermination derived from the Company’s proved crude oil and natural gas reserves, and based on such redeterminations, the borrowing base may be decreased or may be increased up to a maximum commitment level of $250 million. The borrowing base is subject to such periodic redeterminations commencing November 1, 2011.
The facility may be used for loans and, subject to a $10,000,000 sublimit, letters of credit. The facility provides for a commitment fee of 0.5% based on the unused portion of the borrowing base under the facility.
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
The Senior Credit Facility contains negative covenants that, among other things, restrict the ability of the Company to, with certain exceptions: (1) incur indebtedness; (2) grant liens; (3) make certain payments; (4) change the nature of its business; (5) dispose of all or substantially all of its assets or enter into mergers, consolidations or similar transactions; (6) make investments, loans or advances; (7)

pay cash dividends, unless certain conditions are met, and subject to a “basket” of $20,000,000 per year available for payment of dividends on preferred stock; and (8) enter into transactions with affiliates. The Senior Credit Facility also requires the Company to satisfy certain financial covenants, including maintaining (1) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0; (2) a ratio of EBITDAX to interest of not less than 2.5 to 1.0; and (3) a ratio of total debt to EBITDAX of not more than (a) 4.5 to 1.0 for the fiscal quarters ending June 30, 2011 and September 30, 2011 and (b) 4.0 to 1.0 for each fiscal quarter ending thereafter. The Company is also required to enter into certain commodity hedging agreements pursuant to the terms of the facility.
The obligations of the Company under the facility may be accelerated upon the occurrence of an event of default. Events of default include customary events for a financing agreement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants, the inaccuracy of representations or warranties, bankruptcy or related defaults, defaults relating to judgments and the occurrence of a change in control.
Subject to certain permitted liens, the Company’s obligations under the facility have been secured by the grant of a first priority lien on no less than 80% of the value of the proved oil and gas properties of the Company and its subsidiaries, which liens include those properties acquired through the acquisition of NGAS, and additional liens were granted on the properties acquired upon the closing of the NuLoch acquisition.
In connection with the facility, the Company and certain of its subsidiaries also entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities of the Company arising under or in connection with the facility are unconditionally guaranteed by such unrestricted subsidiaries.
At June 30, 2011, the Company had loans outstanding under the facility of $139 million.
NOTE 10 —SHARE BASED COMPENSATION
We recognized share-based compensation expense of $10.7 million and $12.0 million for the three and six months ended June 30, 2011, and we recognized $2.8 million and $4.1 million for the three and six months ended June 30, 2010.
A summary of common stock option and stock appreciation rights activity for the six months ended June 30, 2011 is presented below:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at beginning of period	12,779,282	$2.65
Granted	5,417,792	$7.84
Exercised	(2,402,500)	$1.43
Cancelled	(257,825)	$2.73

Outstanding at end of period	15,536,749	$4.65

Exercisable at end of period	7,494,992	$2.51

A summary of the Company’s non-vested common stock options as of June 30, 2011 is presented below.

Non-vested Common Stock Options	Shares
Non-vested at beginning of period	5,215,532
Granted	5,417,792
Vested	(2,335,242)
Cancelled	(256,325)

Non-vested at end of period	8,041,757

Total unrecognized compensation cost related to the non-vested common stock options was $21.8 million and $2.5 million as of June 30, 2011 and 2010, respectively. The cost at June 30, 2011, is expected to be recognized over a weighted-average period of 1.41 years. At June 30, 2011, the aggregate intrinsic value for common stock options was $38.7 million; and the weighted average remaining contract life was 6.05 years.

The assumptions used in the fair value method calculation for the six months ended June 30, 2011 are disclosed in the following table:

Six Months Ended
June 30, 2011 (1)
Weighted average value per common stock option granted during the period (2)	$4.37
Assumptions (3) :
Weighted average stock price volatility	64.72%
Weighted average risk free rate of return	2.08%
Weighted average expected term	6.47 years

(1)	Our estimated future forfeiture rate is zero.

(2)	Calculated using the Black-Scholes fair value based method for service and performance based grants and the Lattice Model for market based grants.

(3)	We have not paid dividends on our common stock.
In addition, the Company has issued restricted stock to certain employees and directors. A summary of the Company’s non-vested restricted shares as of June 30, 2011 is presented below:

		Weighted Average
Non-vested Shares	Shares	Price Per Share
Non-vested at December 31, 2010	300,074	$4.43
Granted	13,624	7.49
Vested	(93,624)	2.40
Forfeited	—	—

Non-vested at June 30, 2011	220,074	$5.48

Total unrecognized compensation cost related to the above non-vested, restricted shares amounted to $973,000 and $87,000 as of June 30, 2011 and 2010, respectively. The cost at June 30, 2011, is expected to be recognized over a weighted-average period of 2.39 years.
NOTE 11 — SHAREHOLDERS’ EQUITY
On April 29, 2011, at the annual shareholders’ meeting, our shareholders approved an amendment to the Company’s Certificate of Incorporation that increased the Company’s authorized number of shares of Common Stock to 250,000,000 and approved an amendment to the Company’s amended and restated 2006 Stock Incentive Plan to increase the aggregate number of shares of common stock to be issued under the plan to 20,000,000.
Common Stock
During the six months ended June 30, 2011, the Company issued 120,100 shares of the Company’s common stock in connection with share-based compensation which had fully vested to senior management and officers of the Company. This includes 12,792 shares which had previously vested as of December 31, 2010.
During the six months ended June 30, 2011, the Company issued 1,713,598 shares of common stock in open market transactions at an average price of $8.27 per share pursuant to an “At the Market” sales agreement (ATM) we have with our sales agent for total net proceeds of approximately $13.9 million. Sales of shares of our common stock by our sales agent have been made in privately negotiated transactions or in any method permitted by law deemed to be an “At The Market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at negotiated prices, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE or sales made through a market maker other than on an exchange. Our sales agent has made all sales using commercially reasonable efforts consistent with its normal sales and trading practices on mutually agreed upon terms between our sales agent and us.
On January 14, 2011, the Company issued 946,314 shares of common stock valued at approximately $7.5 million based on a closing stock price of $7.97 as consideration on the closing of the second phase of the PostRock acquisition.
On April 13, 2011, the Company issued 6,635,478 shares of common stock valued at approximately $53 million based on a closing stock price of $7.99 as consideration on the closing of the acquisition of NGAS. In connection with the acquisition, the Company issued 350,626 shares of common stock valued at approximately $2.8 million to NGAS employees as change in control payments.

On May 3, 2011, the Company issued 38,131,846 shares of common stock valued at approximately $282.2 million based on a closing stock price of $7.40 as consideration on the closing of the acquisition of NuLoch.
During the six months ended June 30, 2011, the Company issued 801,980 shares of the Company’s common stock upon the exercise of warrants for total proceeds of approximately $2.4 million.
During the six months ended June 30, 2011, the Company issued 2,402,500 common shares upon the exercise of fully vested common stock options for proceeds of approximately $3.4 million.
During the six months ended June 30, 2011, the Company issued 380,652 common shares upon the exchange of exchangeable shares of MHR Exchangeco Corporation, an indirect wholly-owned Canadian subsidiary of the Company.
Exchangeable Common Stock
On May 3, 2011, in connection with the acquisition of NuLoch, the Company issued 4,275,998 exchangeable shares of MHR Exchangeco Corporation, which are exchangeable for shares of the Company at a one for one ratio. The shares of MHR Exchangeco were valued at approximately $31.6 million. Each exchangeable share is exchangeable for one share of our common stock at any time after issuance at the option of the holder and will be redeemable at the option of the Company, through Exchangeco, after one year or upon the earlier of certain specified events. During the six months ended June 30, 2011, 380,652 of the exchangeable shares have been exchanged for common shares of the Company. As of June 30, 2011, 3,895,346 exchangeable shares were outstanding.
Series C Cumulative Perpetual Preferred Stock
During the six months ended June 30, 2011, the Company sold 1,190,544 shares of our 10.25% Series C Cumulative Perpetual Preferred Stock, under our ATM sales agreement for net proceeds of $29.1 million. The sales during the six months ended June 30, 2011 have fully subscribed the authorized 4,000,000 shares of Series C Cumulative Perpetual Preferred Stock. During the six months ended June 30, 2011, the Company paid dividends of $5.1 million to holders of our Series C Cumulative Perpetual Preferred Stock. The Series C Preferred Stock cannot be converted into common stock of the Company but may be redeemed by the Company, at the Company’s option, on or after December 14, 2011. The Series C Preferred Stock is recorded as temporary equity because a forced redemption by the holder(s), upon certain circumstances as a result of a change in control, is outside the Company’s control.
Series D Cumulative Preferred Stock
During the six months ended June 30, 2011, the Company sold 1,298,095 shares of our 8.0% Series D Cumulative Perpetual Preferred Stock with a liquidation preference of $50.00 per share, of which 400,000 were sold in an underwritten offering and 898,095 were sold under the ATM sales agreement, for net proceeds of $59.5 million. The Series D Preferred Stock cannot be converted into common stock of the Company but may be redeemed by the Company, at the Company’s option, on or after March 14, 2014 for par value or $50.00 per share or in certain circumstances prior to such date as a result of a change in control. The Company pays cumulative dividends on the Series D Preferred Stock at a fixed rate of 8.0% per annum of the $50.00 per share liquidation preference. During the six months ended June 30, 2011, the Company paid dividends of $941,000 to holders of our Series D Cumulative Preferred Stock.
Common Stock Warrants
During the six months ended June 30, 2011, 771,812 of our $3.00 common stock warrants and 30,168 of our $2.50 common stock warrants were exercised for total combined proceeds of approximately $2.4 million and 15,000 of our $3.00 common stock warrants expired.
On April 13, 2011, at the time of the NGAS acquisition, NGAS had 4,609,038 warrants outstanding which were converted, based on the exchange ratio of 0.0846, to 389,924 warrants exercisable for Magnum common stock. The warrants had a cash out option, which remained available to the holder for 30 days from the date of the acquisition, based on fair market value of the warrants at April 13, 2011. The Company paid cash of $1.0 million upon exercise of the cash out option on the warrants exercisable for 251,536 shares of the Company’s common stock. At June 30, 2011, common stock warrants exercisable for 138,388 shares of the Company’s common stock, valued at approximately $190,000 were outstanding. The warrants consisted of 97,780 warrants with an exercise price of $15.13 and $40,608 warrants with an exercise price of $19.04.

NOTE 12 — RELATED PARTY TRANSACTIONS
We rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans, our Chairman and CEO. Airplane rental expenses totaled $105,000 and $228,000, for the three and six months ended June 30, 2011, respectively and $64,000 and $188,000 for the three and six months period ended June 30 2010, respectively.
We obtained accounting services and use of office space from GreenHunter Energy, Inc., an entity for which Mr. Evans is an officer and major shareholder and for which Mr. Ormand is also a director. Professional services expenses totaled $28,000 and $46,000, for the three and six months ended June 30, 2011, respectively, and $30,000 and $60,000 for the three and six months ended June 30, 2010, respectively.
We entered into a one year lease for a corporate apartment from an executive of the Company for monthly rent of $4,500 for use by several executives of the Company employee. During the six months ended June 30, 2011 the Company paid rent of $9,000 pertaining to the lease.
As of June 30, 2011, our net accounts payable to Pilatus Hunter, LLC was $16,000 and our net accounts payable to GreenHunter Energy, Inc. was $10,000.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
On June 24, 2011, the Company entered into a three year drilling contract for our Eagleford operating activities from October 31, 2011, through October 31, 2014. Our remaining maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, is approximately $19.5 million as of June 30, 2011.
On June 29, 2011, the Company entered into a twelve month drilling contract for our Eagleford operating activities. Our remaining maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, is approximately $3.0 million as of June 30, 2011.
NOTE 14 — CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS
The Company and certain of its wholly-owned subsidiaries including Eagle Ford Hunter, Triad Hunter, Hunter Disposal, NGAS Hunter, Williston Hunter ND LLC (collectively “Guarantor Subsidiaries”), may fully and unconditionally guarantee the obligations of the Company under any debt securities that it may issue pursuant to a universal shelf registration statement, on a joint and several basis, on Form S-3. Condensed consolidating financial information for Magnum Hunter Resources Corporation and subsidiaries as of June 30, 2011 and December 31, 2010, and for the three and six months ended June 30, 2011 and 2010, was as follows:

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Balance Sheets
(in thousands)

	As of June 30, 2011
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$12,825	$27,882	$8,027	$—	$48,734
Intercompany accounts receivable	569,706	—	—	(569,706)	—
Property and equipment (using successful efforts accounting)	12,150	379,738	549,278	—	941,166
Investment in subsidiaries	199,191	—	124,281	(323,472)	—
Other assets	2,856	770	620	—	4,246

Total Assets	$796,728	$408,390	$682,206	$(893,178)	$994,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$14,320	$49,213	$28,609	$—	$92,142
Intercompany accounts payable	—	128,167	435,941	(564,108)	—
Long-term liabilities	140,092	18,798	102,214	—	261,104
Redeemable preferred stock	100,000	—	—	—	100,000
Shareholders’ equity	542,316	212,212	115,442	(329,070)	540,900

Total Liabilities and Stockholders’ Equity	$796,728	$408,390	$682,206	$(893,178)	$994,146

	As of December 31, 2010
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$4,809	$6,436	$1,881	$—	$13,126
Intercompany accounts receivable	131,691	—	—	(131,691)	—
Property and equipment (using successful efforts accounting)	12,049	149,647	70,905	—	232,601
Investment in subsidiaries	80,877	—	—	(80,877)	—
Other assets	2,723	512	5	—	3,240

Total Assets	$232,149	$156,595	$72,791	$(212,568)	$248,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$24,852	$13,480	$5,903	$—	$44,235
Intercompany accounts payable	—	56,326	75,365	(131,691)	—
Long-term liabilities	24,386	3,023	3,765	—	31,174
Redeemable preferred stock	70,236	—	—	—	70,236
Shareholders’ equity	112,675	83,766	(12,242)	(80,877)	103,322

Total Liabilities and Stockholders’ Equity	$232,149	$156,595	$72,791	$(212,568)	$248,967

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Operations
(in thousands)

	For the Three Months Ended June 30, 2011
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$319	$25,651	$8,020	$(553)	$33,437
Expenses	22,412	20,036	6,693	(551)	48,590

Loss from continuing operations before equity in net income of subsidiary	(22,093)	5,615	1,327	(2)	(15,153)
Equity in net income of subsidiary	7,055	—	—	(7,055)	—

Net income (loss)	(15,038)	5,615	1,327	(7,057)	(15,153)
Deferred tax benefit	—	—	197	—	197
Less: Net income attributable to non-conrolling interest	—	—	(84)	—	(84)

Net income (loss) from continuing operations attributable to Magnum Hunter Resources Corporation	(15,038)	5,615	1,440	(7,057)	(15,040)

Dividends on preferred stock	(3,457)	—	—	—	(3,457)

Net loss attributable to common shareholders	(18,495)	5,615	1,440	(7,057)	(18,497)

	For the Three Months Ended June 30, 2010
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$362	$5,607	$3,208	$(776)	$8,401
Expenses	6,276	5,861	3,256	(776)	14,617

Loss from continuing operations before equity in net losses of subsidiary	(5,914)	(254)	(48)	—	(6,216)
Equity in net loss of subsidiary	(299)	—	—	299	—

Net loss	(6,213)	(254)	(48)	299	(6,216)
Less: Net loss attributable to non-conrolling interest	—	—	3	—	3

Net loss from continuing operations attributable to Magnum Hunter Resources Corporation	(6,213)	(254)	(45)	299	(6,213)

Income from discontinued operations	665	—	—	—	665

Net loss	(5,548)	(254)	(45)	299	(5,548)

Dividends on preferred stock	(446)	—	—	—	(446)

Net loss attributable to common shareholders	$(5,994)	$(254)	$(45)	$299	$(5,994)

	For the Six Months Ended June 30, 2011
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$615	$38,551	$11,096	$(1,504)	$48,758
Expenses	32,882	28,923	10,266	(1,503)	70,568

Loss from continuing operations before equity in net income of subsidiary	(32,267)	9,628	830	(1)	(21,810)
Equity in net income of subsidiary	10,539	—	—	(10,539)	—

Net income (loss)	(21,728)	9,628	830	(10,540)	(21,810)
Deferred tax benefit	—	—	197	—	197
Less: Net income attributable to non-conrolling interest	—	—	(117)	—	(117)

Net income (loss) from continuing operations attributable to Magnum Hunter Resources Corporation	(21,728)	9,628	910	(10,540)	(21,730)

Dividends on preferred stock	(6,065)	—	—	—	(6,065)

Net loss attributable to common shareholders	(27,793)	9,628	910	(10,540)	(27,795)

	For the Six Months Ended June 30, 2010
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$724	$9,784	$5,778	$(1,230)	$15,056
Expenses	12,814	8,134	5,562	(1,230)	25,280

Loss from continuing operations before equity in net losses of subsidiary	(12,090)	1,650	216	—	(10,224)
Equity in net loss of subsidiary	1,801	—	—	(1,801)	—

Net loss	(10,289)	1,650	216	(1,801)	(10,224)
Less: Net loss attributable to non-conrolling interest	—	—	(65)	—	(65)

Net loss from continuing operations attributable to Magnum Hunter Resources Corporation	(10,289)	1,650	151	(1,801)	(10,289)

Income from discontinued operations	955	—	—	—	955

Net loss	(9,334)	1,650	151	(1,801)	(9,334)

Dividends on preferred stock	(708)	—	—	—	(708)

Net loss attributable to common shareholders	$(10,042)	$1,650	$151	$(1,801)	$(10,042)

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
(in thousands)

	For the Six Months Ended June 30, 2011
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities	$(109,839)	$87,677	$32,120	$—	$9,958
Cash flow from investing activities	(94,296)	(88,113)	(31,580)	—	(213,989)
Cash flow from financing activities	208,397	124	(297)	—	208,224

Net increase (decrease) in cash	4,262	(312)	243	—	4,193
Effect of foreign currency translation	—	—	3	—	3
Cash at beginning of period	1,556	(1,094)	92	—	554

Cash at end of period	$5,818	$(1,406)	$338	$—	$4,750

	For the Six Months Ended June 30, 2010
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities	$(397)	$3,273	$413	$—	$3,289
Cash flow from investing activities	(68,794)	(8,169)	(689)	—	(77,652)
Cash flow from financing activities	76,825	(129)	30	—	76,726

Net decrease in cash	7,634	(5,025)	(246)	—	2,363
Cash at beginning of period	(1,707)	3,727	262	—	2,282

Cash at end of period	$5,927	$(1,298)	$16	$—	$4,645

NOTE 15 — SUBSEQUENT EVENTS
We sold an additional 90,606 shares of our Series D Cumulative Perpetual Preferred Stock at prices ranging from $48.00 per share to $48.10 per share for net proceeds of approximately $4.3 million, pursuant to our ATM sales agreement subsequent to June 30, 2011, through the date of this report. There are a total of 1,388,701 shares of Series D Preferred Stock outstanding as of the date of this report.
Senior Credit Facility
On July 13, 2011, the Company entered into the first amendment of our Senior Credit Facility to increase our borrowing base available under the Senior Credit Facility by $25 million from $145 million to $170 million effective June 30, 2011, an increase of 17% in the borrowing base. The applicable interest rate margin of the Senior Credit Facility will range from 2.50% to LIBOR plus 3.50%, depending on the amount drawn at any given time on the Senior Credit Facility. Other amendments to the facility include the elimination of interest rate floor provisions.
At August 5, 2011, the Company had loans outstanding under the Senior Credit Facility of $159 million.
Amended Term Loan Agreement
On August 2, 2011, a subsidiary of the company entered into an amendment to a term loan to increase the borrowing by $4.4 million. The proceeds from the additional borrowing are being used to acquire two new drilling rigs which will be used as collateral on the loan.

North Dakota Williston Basin Properties
On August 4, 2011, Williston Hunter ND, LLC, a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (“PSA”) with a privately-held company (“Seller”) for all of the Seller’s operated working interest ownership in oil and gas mineral leases and 191 wells on approximately 15,500 gross acres located within four counties of the Williston Basin of North Dakota. Gross production from the properties is approximately 833 BOE per day. Total proved reserves attributable to the acquired properties are estimated at 2.6 million barrels of oil equivalent. Magnum Hunter presently owns an approximate 47% working interest in these oil and gas properties. Upon closing of this transaction, Magnum Hunter will own an approximate 95% working interest in these properties. The effective date of the transaction is April 1, 2011. Magnum Hunter intends to close the purchase transaction on or before August 18, 2011.
Magnum Hunter will pay to the Seller a total purchase price of $57 million, to be paid at closing in the form of $55.0 million in cash and $2.0 million in Magnum Hunter restricted common stock. The number of shares of Magnum Hunter common stock will be determined based on the volume weighted average price of the Company’s common stock during the five trading days prior to closing. Magnum Hunter intends to fund the cash portion of this purchase through existing liquidity and borrowings under the Company’s senior credit facility. Additionally, the Seller will retain an overriding royalty interest in certain of the properties in various amounts not to exceed 2%. No existing debt of Seller will be assumed by Williston Hunter in connection with the closing of the acquisition.

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
General and Business Overview
We are an independent oil and gas company engaged in the acquisition, development and production of oil and natural gas, primarily in West Virginia, Ohio, Kentucky, North Dakota, Texas, and Louisiana in the United States and in Canada in the provinces of Alberta and Saskatchewan. The Company is presently active in three of the most attractive shale resource plays in the United States, the Marcellus Shale, Eagle Ford Shale and Williston Basin / Bakken Shale. The Company is a Delaware corporation and was incorporated in 1997. In 2005, Magnum Hunter began oil and gas operations under the name Petro Resources Corporation. In May 2009, Magnum Hunter restructured its senior management team and refocused its business strategy, and in July 2009 changed its name to Magnum Hunter Resources Corporation.
The Company’s new management implemented a business strategy consisting of exploiting the Company’s inventory of lower risk drilling locations and the acquisition of undeveloped leases and long-lived proved reserves with significant exploitation and development opportunities primarily located in unconventional resource plays. As a result of this strategy, the Company has substantially increased its assets and production base through a combination of acquisitions and ongoing development drilling efforts. The Company’s proved reserves, production, and percentage of operated properties has increased substantially, its inventory of acreage and drilling locations in resource plays has grown substantially, and its management team has been expanded to accommodate this growth. Recently, management has focused on further developing and exploiting unconventional resource plays, the acquisition of additional operated properties and the development of associated midstream opportunities directly related to these regions.
Recent Events
PostRock Acquisition. On December 24, 2010, the Company’s subsidiary, Triad Hunter, LLC (“Triad Hunter”) entered into a transaction for the acquisition of certain Marcellus Shale oil and gas properties and leasehold mineral interests located in Wetzel and Lewis Counties, West Virginia from affiliates of PostRock Energy Corporation.
On December 30, 2010, Triad Hunter closed on the first phase of the transaction for $31.0 million consisting of (i) $14 million in cash and (ii) approximately 2.25 million newly issued restricted common shares (approximately $7 million). On January 14, 2011, Triad Hunter closed on the second phase of the transaction for the acquisition of certain Marcellus Shale assets located in Lewis County for a total purchase price of $13.3 million. The purchase price consisted of (i) $5.875 million in cash and (ii) 946,314 newly issued restricted common shares of Magnum Hunter (approximately $7.5 million). On June 16, 2011, Triad Hunter closed on the third phase of the transaction for the acquisition of certain Marcellus Shale assets located in Lewis County for a total purchase price of $4.9 million in cash before considering applicable adjustments.
Wetzel County, West Virginia Asset Acquisition. On April 7, 2011, Triad Hunter, LLC, a wholly-owned subsidiary of the Company, entered into an agreement with Windsor Marcellus LLC, pursuant to which Triad Hunter, LLC agreed to purchase certain oil and gas properties and leasehold mineral interests and related assets located in Wetzel County, West Virginia for total consideration of $20.0 million in cash. The closing of the acquisition of the Windsor Assets occurred on April 7, 2011. The Windsor Assets also include approximately 2,225 net contiguous acres. The fair value of the net assets acquired from Windsor, based on our preliminary assessment, approximated the $20.0 million in consideration paid.

NGAS Resources Acquisition. On April 13, 2011, the Company completed the acquisition of all of the outstanding common shares of NGAS Resources, Inc, (“NGAS”) for total consideration of approximately $124.5 million consisting of $15.3 million in cash, $53.1 million in debt assumed, 6,986,104 shares of our common stock valued at approximately $55.8 million based on the closing stock price of $7.99 on April 13, 2011, and $1.2 million in warrant liability, of which $1.0 million was paid out upon exercise of the cash option, and included in the cash consideration, and 138,388 warrants are outstanding that are exercisable for common stock of the Company. Including the repayment at closing of debt assumed, total cash payments in connection with the acquisition were $62.3 million. The Company has changed the name of “NGAS” to NGAS Hunter, LLC, its subsidiary NGAS Production Co. to Magnum Hunter Production, Inc, and another subsidiary, NGAS Securities, Inc. to Energy Hunter Securities, Inc. The fair value of the net assets acquired from NGAS, based on our preliminary assessment, approximated the $124.5 million in consideration paid.
NuLoch Resources Acquisition. On May 3, 2011, the Company completed the acquisition of all of the outstanding common shares of NuLoch Resources, Inc, (“NuLoch”) for total consideration of approximately $430.5 million consisting of 38,131,848 shares of our common stock and 4,275,998 exchangeable shares of MHR Exchangeco Corporation, an indirect wholly-owned Canadian subsidiary of the Company, which are exchangeable for shares of the Company common stock, with a combined value of approximately $313.8 million based on the closing stock price of $7.40 on May 3, 2011, $18.8 million in debt assumed, and deferred tax liability of approximately $97.9 million. The company has changed the name of NuLoch to Williston Hunter Canada, Inc. and its subsidiary NuLoch America Corporation to Williston Hunter, Inc., collectively, (“Williston”). The fair value of the net assets acquired from NuLoch, based on our preliminary assessment, approximated the $430.5 million in consideration paid.
Senior Credit Facility. On April 13, 2011, the Company entered into a Second Amended and Restated Credit Agreement (the “Senior Credit Facility”) by and among the Company, Bank of Montreal, as Administrative Agent, Capital One, N.A., as Syndication Agent, Amegy Bank National Association, KeyBank National Association and UBS Securities LLC, as Co-Documentation Agents, BMO Capital Markets, as Lead Arranger and Sole Bookrunner, and the lenders party thereto. The Senior Credit Facility amended and restated, in its entirety, that certain Amended and Restated Credit Agreement dated February 12, 2010, as amended (the “Amended and Restated Credit Agreement”), among the Company, Bank of Montreal, as Administrative Agent, Capital One, N.A., as Syndication Agent, BMO Capital Markets and Capital One, N.A., as Co-Arrangers and Joint Bookrunners, and the lenders party thereto. New participating banks that have been added to the facility are Citibank, N.A., Credit Suisse AG, Deutsche Bank Trust Company Americas, and Union Bank, N.A.
The Senior Credit Facility provides for an asset-based, senior secured revolving credit facility maturing April 13, 2016, with a new borrowing base of $145 million. The initial borrowing base was set at $120 million upon the completion of the Company’s acquisition of NGAS. The borrowing base increased to $145 million upon the completion of the Company’s acquisition of NuLoch Resources, Inc. (“NuLoch”), which closed on May 3, 2011. The Senior Credit Facility is governed by a semi-annual borrowing base redetermination derived from the Company’s proved crude oil and natural gas reserves, and based on such redeterminations, the borrowing base may be decreased or may be increased up to a maximum commitment level of $250 million. The borrowing base is subject to such periodic redeterminations commencing November 1, 2011.
The terms of the Senior Credit Facility provide that the facility may be used for loans and, subject to a $10,000,000 sublimit, letters of credit. The facility provides for a commitment fee of 0.5% based on the unused portion of the borrowing base under the facility.
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
The Senior Credit Facility contains negative covenants that, among other things, restrict the ability of the Company to, with certain exceptions: (1) incur indebtedness; (2) grant liens; (3) make certain payments; (4) change the nature of its business; (5) dispose of all or substantially all of its assets or enter into mergers, consolidations or similar transactions; (6) make investments, loans or advances; (7) pay cash dividends, unless certain conditions are met, and subject to a “basket” of $20,000,000 per year available for payment of dividends on preferred stock; and (8) enter into transactions with affiliates. The facility also requires the Company to satisfy certain financial covenants, including maintaining (1) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0 including the excess availability in its credit facility; (2) a ratio of EBITDAX to interest of not less than 2.5 to 1.0; and (3) a ratio of total debt to EBITDAX of not more than (a) 4.5 to 1.0 for the fiscal quarters ending June 30, 2011 and September 30, 2011 and (b) 4.0 to 1.0 for each fiscal quarter ending thereafter. The Company is also required to enter into certain minimum commodity hedging agreements pursuant to the terms of the facility.
The obligations of the Company under the facility may be accelerated upon the occurrence of an Event of Default (as such term is defined in the facility). Events of Default include customary events for a financing agreement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants, the inaccuracy of representations or warranties, bankruptcy or related defaults, defaults relating to judgments and the occurrence of a Change in Control (as such term is defined in the facility).
Subject to certain permitted liens, the Company’s obligations under the facility have been secured by the grant of a first priority lien on no less than 80% of the value of the proved oil and gas properties of the Company and its subsidiaries, which liens include those properties acquired through the acquisition of NGAS and NuLoch.
In connection with the facility, the Company and certain of its subsidiaries also entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities of the Company arising under or in connection with the facility are unconditionally guaranteed by such subsidiaries.
On July 13, 2011, the Company entered into the first amendment of the Senior Credit Facility to increase our borrowing base available under the Senior Credit Facility by $25 million from $145 million to $170 million effective June 30, 2011, an increase of 17% in the borrowing base. The applicable interest rate margin of the Senior Credit Facility will range from 2.50% to LIBOR plus 3.50%, depending on the amount drawn at any given time on the Senior Credit Facility. Other amendments to the facility include the elimination of interest rate floor provisions and the ability to increase the borrowing base to $177.5 million provided the Company enters into certain hedging positions as provided in the amendment to the facility.
Cash Raised Through Equity Financings. We raised substantial cash in the total amount of $113.6 million gross proceeds through equity transactions in 2011 through August 5, 2011. Those transactions included:
•	$14.2 million in gross proceeds from common equity issuance in 2011 through August 5, 2011 (at an average price of $8.27 per share)

•	$29.8 million in gross proceeds from the issuance of our 10.25% Series C Cumulative Perpetual Preferred Stock, at a price of $25.00 per share during 2011 through August 5, 2011

•	$5.8 million in gross proceeds from the exercise of warrants and common stock options for 2011 through August 5, 2011

•	$63.8 million in gross proceeds from the issuance of our 8.0% Series D Cumulative Preferred Stock for 2011 through August 5, 2011
We plan to continue raising both preferred and common equity in the future depending on our capital expenditures program acquisition activities and market conditions.

Results of Operations
The following table sets forth summary information regarding oil, natural gas and NGLs, revenues, production, average product prices and average production costs and expenses for the three and six months ended June 30, 2011 and 2010, respectively. See a glossary of terms used below the table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues (in thousands)
Oil	$17,304	$5,978	$27,646	$10,598
Gas	7,674	963	11,293	2,470
NGLs	1,042	—	1,042	—

Total oil and gas sales	$26,020	$6,941	$39,981	$13,068
Field operations revenue	$5,764	$1,397	$7,123	$1,916
Field operations expense	3,299	1,446	4,454	1,717

Production
Oil (MBbls)	179	84	299	148
Gas (MMcfs)	1,468	254	2,171	459
NGL (MBbls)	26	—	26	—
Total (MBoe)	450	127	687	225
Total (Boe/d)	4,947	1,393	3,795	1,242

Average prices
Oil (per Bbl)	$96.42	$70.88	$92.49	$71.46
Gas (per Mcf)	5.23	3.79	5.20	5.38
NGL (per Bbl)	39.89	—	39.89	—
Total average price (per Boe)	$57.80	$54.78	$58.21	$58.14

Costs and expenses (per Boe)
Lease operating expense	$16.42	$23.24	$15.13	$23.26
Severance tax and marketing	3.63	5.69	4.04	5.47
Exploration expense	0.94	2.84	1.07	2.03
General and administrative expense *	52.67	51.31	44.51	59.04
Depletion, depreciation and accretion	24.02	22.75	23.80	18.25

(*)	General and administrative expense includes:

	(i)	acquisition related expenses of $6.1 million ($13.54 per Boe) for the three months in 2011 and $90,000 ($0.71 per Boe) for the three months in 2010;

	(ii)	acquisition related expenses of $7.8 million ($11.40 per Boe) for the six months in 2011 and $1.4 million ($6.21 per Boe) for the six months in 2010; and

	(iii)	non-cash stock compensation of $10.6 million ($23.61 per Boe) for the three months in 2011 and $2.8 million ($21.85 per Boe) for the three months in 2010; and

	(iv)	non-cash stock compensation of $12.0 million ($17.49 per Boe) for the six months in 2011 and $4.1 million ($18.34 per Boe) for the six months in 2010.
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
NGLs. Natural Gas Liquids
Three Months Ending June 30, 2011 and 2010
Oil and gas production. Oil and gas production increased 255% to 450 MBoe for the three months ended June 30, 2011, from 127 MBoe for the three months ended June 30, 2010. Production for the 2011 period was approximately 46% oil and NGLs and 54% natural gas compared to 67% oil and 33% natural gas for the 2010 period. Our average daily production on a Boe basis increased 255% to 4,947 Boe per day for the 2011 period compared to 1,393 Boe per day for the 2010 period. The increase in production is primarily attributable to the results of the acquisitions of NGAS and NuLoch as well as our drilling program in the Marcellus and Eagle Ford Shales in the fourth quarter of 2010 and the first half of 2011. Eagle Ford and Marcellus production accounted for 70 and 73 Mboe, respectively, of the production increase in the second quarter of 2011. Additional production increases are due to the inclusion of the production from NGAS and NuLoch acquisitions, which resulted in change of approximately 136 and 29 Mboe, respectively. Production from the acquired NuLoch wells was approximately 30.1 MBoe lower than normal due to adverse weather related shut-in of wells. We successfully completed 4 gross (1.96 net) horizontal wells in the Eagle Ford Shale and 2 gross (0.83 net) wells in the Marcellus Shale during the three months ended June 30, 2011. We experienced production declines of 6 Mboe in our Williston Basin production, 1 Mboe in our Gulf Coast production, and 5 Mboe in our other South Texas properties. Weather related shut-in of wells caused production to be 22.2 Mboe lower than normal at our Williston Basin properties. We expect our oil and gas production to continue to increase during the remainder of 2011 due to our acquisition of both NGAS and NuLoch in the second quarter of 2011 as well as our continued drilling programs, we anticipate to increase production from drilling operations for the remainder of 2011.
Oil and gas sales. Oil and gas sales increased $19 million, or 275%, for the three months ended June 30, 2011 to $26 million from $6.9 million for the three months ended June 30, 2010. The increase in oil and gas sales principally resulted from increased production as described above. The average price we received for our oil production increased $25.53 per barrel (36%) to $96.42 per barrel, while the average price received for gas production increased $1.44 per Mcf (38%) to $5.23 per Mcf. Of the $19 million increase in oil and gas sales, approximately $7 million, or 35%, was attributable to an increase in oil and gas prices, while approximately $12 million, or 65% of the increase in oil and gas sales was attributable to the increase in production volumes. The prices we receive for our products are generally tied to commodity index prices. We periodically enter into commodity derivative contracts in an attempt to offset some of the variability in prices. (See the discussion of commodity derivative activities in Note 7 to our condensed consolidated financial statements.)
Field operations revenue and expense. Field operations revenue increased 313% to approximately $5.8 million as compared to $1.4 million in the 2010 period. Field operations expense was $3.3 million for the three months ended June 30, 2011 as compared to $1.4 million for the three months ended June 30, 2010. As a result, net field service income increased by $2.5 million for the three months ended June 30, 2011 over the 2010 period. Approximately $1.6 million of the increase in income resulted from the operations of the Eureka Hunter subsidiary. Another $903,000 of the increase resulted from the gas compression and transportation activities of the NGAS Hunter subsidiary for the three months ended June 30, 2011. Field service revenue includes revenue and expense from services provided to third parties for drilling, well servicing, natural gas transportation, salt water disposal, and operating services.
Lease operating expense. Our lease operating expenses increased $4.5 million, or 151%, for the three months ended June 30, 2011 to $7.4 million ($16.42 per Boe) from $2.9 million ($23.24 per Boe) for the three months ended June 30, 2010. The decline in the operating expense per Boe is due to the effect of adding new production from lower cost resource plays and acquisition of producing assets.
Severance taxes and marketing. Our severance taxes increased $1.2 million, or 198%, for the three months ended June 30, 2011, to $1.8 million from $587,000 for the three months ended June 30, 2010. All of the increase in severance taxes was attributable to the increase in oil and gas production. Marketing expenses decreased by $101,000, or 76%, for the three months ended June 30, 2011, to $33,000 from $133,000 for the three months ended June 30, 2010 due to production declines at our existing Williston Basin properties.
Exploration expense. We incurred $423,000 of exploration expense for the three months ended June 30, 2011, compared to $359,000 for the three months ended June 30, 2010 due to higher geological and geophysical costs as well as delay rentals paid in our Appalachian Basin region.

Depletion, depreciation and accretion. Our depletion, depreciation and accretion expense increased $7.9 million, or 275%, to $10.8 million for the three months ended June 30, 2011 from $2.9 million for the three months ended June 30, 2010 due to increased production in the 2011 period. Our DD&A per Boe increased by $1.27, or 5.6%, to $24.02 per Boe for the three months ended June 30, 2011, compared to $22.75 per Boe for the three months ended June 30, 2010. The increase in DD&A expense per BOE was primarily attributable to the higher cost to drill and equip our new Eagle Ford and Marcellus Shale wells, which are horizontally drilled wells and which require more expensive completion techniques than traditional vertically-drilled wells.
General and administrative. Our general and administrative expenses (G&A) increased $17.2 million, or 265%, to $24 million ($52.67 per Boe) for the three months ended June 30, 2011 from $6.5 million ($51.31 per Boe) for the three months ended June 30, 2010. G&A expenses increased overall during the 2011 period due to expansion activities of the Company, partially offset by a decrease in bonus and other accruals. Non-cash stock compensation totaled approximately $10.6 million for the 2011 period and $2.8 million for the 2010 period. Also included in G&A in the 2011 period are acquisition related costs of approximately $6.1 million which were for legal, consulting and other costs related to the acquisitions of NGAS, Nuloch, and the PostRock assets in the second quarter of 2011. Acquisition expenses incurred in the 2010 period of $90,000 were related to the acquisition of Triad in February 2010. These costs were expensed due to accounting standards which require that acquisition costs must be expensed rather than capitalized as part of the cost of the asset being acquired for years beginning in 2010. We expect overall G&A costs to increase in the aggregate in 2011, but for recurring, cash G&A expenses to begin to decline on a Boe basis due to the ongoing expansion activities of the Company.
Interest expense, net. Our interest expense, net of interest income, increased approximately $2.9 million, or 277% to $3.9 million for the three months ended June 30, 2011, from $1.0 million for the three months ended June 30, 2010. Approximately $2.3 million of this increase is the result of a non-cash write off of the unamortized balance of deferred financing fees from the credit facility that was replaced by the Senior Credit Facility in April of 2011. The remaining $300,000 of the increase was substantially the result of our higher average debt level during 2011 partially offset by lower interest rates.
Commodity derivative activities. Realized gains and losses from our commodity derivative activity decreased our earnings by approximately $517,000 and increased our earnings by approximately $602,000 for the three months ended June 30, 2011 and 2010, respectively. Realized gains and losses are derived from the relative movement of oil and gas prices on the products we sell in relation to the range of prices in our derivative contracts for the respective three months. The unrealized gain on commodity derivatives was approximately $3.2 million for the 2011 period and $676,000 for the 2010 period. As commodity prices increase, the fair value of the open portion of those positions decreases. As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record all changes in realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts”. Our gain or loss from realized and unrealized derivative contracts was a gain of approximately $2.7 million and a gain of approximately $1.3 million for the three months ended June 30, 2011 and 2010, respectively. (See Note 7 to our condensed consolidated financial statements for more information.)
Deferred tax benefit. The Company recorded a deferred tax benefit at the applicable statutory rates of $197,000 during the three months ended June 30, 2011, as a result of the operating loss incurred by Williston Hunter Canada, Inc, and Williston Hunter, Inc during the period. These entities recorded the deferred tax benefit because they are separate tax entities from Magnum Hunter Resources Corporation and its other subsidiaries. There are no deferred tax benefits recorded for Magnum Hunter Resources Corporation and its U.S. based subsidiaries for the three months ended June 30, 2011.
Net income attributable to non-controlling interest. Net income attributable to non-controlling interest was approximately $84,000 for the three months ended June 30, 2011 versus a loss of $2,000 for same period in 2010. This represents 12.5% of the gain or loss incurred by our subsidiary, PRC Williston. We record a non-controlling interest in the results of operations of this subsidiary because we are contractually obligated to make distributions to the holders of this interest whenever we make distributions to ourselves from the subsidiary company.
Loss from Continuing Operations. We had a loss from continuing operations of $15.0 million for the 2011 period versus a loss of $6.2 million for the 2010 period, an increase of $8.8 million, or 142% This was due to an increase in operating loss of $7.5 million and interest expense of $2.9 million offset by an increase in gain on derivative contracts of $1.4 million.
Income from Discontinued Operations. On October 29, 2010, we closed on a divestiture of our Cinco Terry properties effective October 1, 2010. We have reclassified $955,000 of Cinco Terry operating income less interest expense to discontinued operations for the three month period ended June 30, 2010. As a result of this divestiture, our previously reported average daily production volume of 366 Boepd from this property for the 2010 period has been excluded from our reported total average daily production volumes.

Dividends on Preferred Stock. Total dividends on our Series B, Series C, and Series D Preferred Stock were approximately $3.5 million for the three months ended June 30, 2011, versus $446,000 for the three months ended June 30, 2010. The Series C Preferred Stock had a stated value of approximately $100 million and $14.8 million at June 30, 2011 and 2010, respectively and carries a cumulative dividend rate of 10.25% per annum. The Series D Preferred Stock had a stated value of $64.9 million and $0 at June 30, 2011 and 2010, respectively and carries a cumulative dividend rate of 8.0% per annum. We redeemed all outstanding shares of Series B Preferred Stock in June 2010.
Net Loss attributable to Common Shareholders. Net loss attributable to common shareholders was $18.5 million in the 2011 period versus $6.0 million in the 2010 period. Our net loss per common share, basic and diluted, was $0.16 per share for the three months ended June 30, 2011, compared to $0.10 per share for the 2010 period. Our weighted average shares outstanding increased by approximately 50.5 million shares, or 81%, to approximately 112.6 million shares from the 2010 period to the 2011 period due predominately to the NuLoch and NGAS acquisitions. Our net loss per share from continuing operations was $0.16 per share for the three months ended June 30, 2011, versus $0.11 per share for the 2010 period. We had income from discontinued operations of $0.01 per share in the 2010 period from the Cinco Terry assets, which were sold on October 29, 2010.
Six Months Ending June 30, 2011 and 2010
Oil and gas production. Oil and gas production increased 206% to 687 MBoe for the six months ended June 30, 2011, from 225 MBoe for the six months ended June 30, 2010. Production for the 2011 period was approximately 47% oil and NGLs and 53% natural gas compared to 66% oil and 34% natural gas for the 2010 period. Our average daily production on a Boe basis increased 206% to 3,795 Boe per day for the 2011 period compared to 1,242 Boe per day for the 2010 period. The increase in production is primarily attributable to the results of the acquisitions of NGAS and NuLoch as well as our drilling program in the Marcellus and Eagle Ford Shales in the fourth quarter of 2010 and the first half of 2011. Eagle Ford and Marcellus production accounted for 116 and 127 Mboe, respectively, of the production increase in the second quarter of 2011. Other production increases are due to the inclusion of the production from NGAS and NuLoch acquisitions, which resulted in change of approximately 136 and 29 Mboe, respectively. Production from the acquired NuLoch wells was approximately 30.1 MBoe lower than normal due to weather related shut-in of wells. We successfully completed 9 gross (5.4 net) horizontal wells in the Eagle Ford Shale and 5 gross (3.5 net) wells in the Marcellus Shale during the six months ended June 30, 2011. We experienced production declines of 14 Mboe in our Williston basin production, 2 Mboe in our Gulf Coast production and 8 Mboe in our other South Texas properties. Weather related shut-in of wells caused production to be 22.2 Mboe lower than normal at our Williston Basin properties. We expect our oil and gas production to continue to increase during the remainder of 2011 due to our acquisition of both NGAS and NuLoch in the second quarter of 2011 as well as our continued drilling programs, we anticipate to increase production from drilling operations for the remainder of 2011.
Oil and gas sales. Oil and gas sales increased $26.9 million, or 206%, for the six months ended June 30, 2011 to $40.0 million from $13.1 million for the six months ended June 30, 2010. The increase in oil and gas sales principally resulted from increased production as described above. The average price we received for our oil production increased $21.02 per barrel (29%) to $92.49 per barrel, while the average price received for gas production decreased $0.18 per Mcf (3.4%) to $5.20 per Mcf. Our average price for gas decreased due to market trends in the price for natural gas and prior fixed base gas contracts expiring. Of the $26.9 million increase in oil and gas sales, approximately $5.9 million, or 21%, was attributable to an increase in oil prices, net of a decrease in gas prices, while approximately $21.0 million, or 78% of the increase in oil and gas sales was attributable to the increase in production volumes. The prices we receive for our products are generally tied to commodity index prices. We periodically enter into commodity derivative contracts in an attempt to offset some of the variability in prices. (See the discussion of commodity derivative activities in Note 7 to our condensed consolidated financial statements.)
Field operations revenue and expense. Field operations revenue increased 272% to approximately $7.1 million as compared to $1.9 million in the 2010 period. Field operations expense was $4.5 million for the six months ended June 30, 2011 as compared to $1.8 million for the six months ended June 30, 2010. As a result, net field service income increased by $2.6 million for the three months ended June 30, 2011 over the 2010 period. Approximately $1.7 million of the increase in income resulted from the operations of the Eureka Hunter subsidiary. Another $903,000 of the increase resulted from the gas compression and transportation activities of the NGAS Hunter subsidiary acquired during April 2011. Field service revenue includes revenue and expense from services provided to third parties for drilling, well servicing, natural gas transportation, salt water disposal, and operating services.
Lease operating expense. Our lease operating expenses increased $5.2 million, or 99%, for the six months ended June 30, 2011 to $10.4 million ($15.13 per Boe) from $5.2 million ($23.26 per Boe) for the six months ended June 30, 2010. The decline in the per Boe operating expense is due to the effect of adding new production, principally in the Marcellus and Eagle Ford Fields, at a lower cost per unit produced when compared to the per unit operating cost in our older, legacy fields.
Severance taxes and marketing. Our severance taxes increased $1.7 million, or 175%, for the six months ended June 30, 2011, to $2.6 million from $958,000 for the six months ended June 30, 2010. All of the increase in severance taxes was attributable to the increase in oil and gas production. Marketing expenses decreased by $132,000, or 49%, for the six months ended June 30, 2011, to $139,000 from $271,000 for the six months ended June 30, 2010 due to production declines at our existing Williston Basin properties.
Exploration expense. We incurred $738,000 of exploration expense for the six months ended June 30, 2011, compared to $457,000 for the six months ended June 30, 2010 due to higher geological and geophysical costs as well as delay rentals paid in our Appalachian Basin region.
Depletion, depreciation and accretion. Our depletion, depreciation and accretion expense increased $12.2 million, or 299%, to $16.3 million for the six months ended June 30, 2011 from $4.1 million for the six months ended June 30, 2010 due to increased production in the 2011 period. Our DD&A per Boe increased by $5.55, or 30%, to $23.80 per Boe for the six months ended June 30, 2011, compared to $18.25 per Boe for the six months ended June 30, 2010. The increase in DD&A expense per BOE was primarily attributable to the higher cost to drill and equip our new Eagle Ford and Marcellus Shale wells, which are horizontally drilled wells and which require more expensive completion techniques than traditional, vertically-drilled wells.
General and administrative. Our general and administrative expenses (G&A) increased $17.3 million, or 130%, to $30.6 million ($44.51 per Boe) for the six months ended June 30, 2011 from $13.3 million ($59.04 per Boe) for the six months ended June 30, 2010. G&A expenses increased overall during the 2011 period due to expansion activities of the Company, partially offset by a decrease in bonus and other accruals. Non-cash stock compensation totaled approximately $12.0 million ($17.49 per Boe) for the 2011 period and $4.1 million ($18.34 per Boe) for the 2010 period. Also included in G&A in the 2011 period are acquisition related costs of approximately $7.8 million which were for legal, consulting and other costs related to the acquisitions of NGAS and Nuloch in April and May of 2011, respectively. Acquisition expenses incurred in the 2010 period of $1.4 million were related to the acquisition of Triad in February 2010. These costs were expensed due to accounting standards which require that acquisition costs must be expensed rather than capitalized as part of the cost of the asset being acquired for years beginning in 2010. We expect overall G&A costs to increase in the aggregate in 2011, but for recurring, cash based G&A expenses to continue to decline on a Boe basis due to the ongoing expansion activities of the Company.
Interest expense, net. Our interest expense, net of interest income, increased approximately $3.0 million, or 174% to $4.7 million for the six months ended June 30, 2011, from $1.7 million for the six months ended June 30, 2010. Approximately $2.3 million of this increase is the result of a non-cash write off of the unamortized balance of deferred financing fees from the credit facility that was replaced by the Senior Credit Facility in April 2011. The remaining $300,000 of the increase was substantially the result of our higher average debt level during 2011 partially offset by lower interest rates.
Commodity derivative activities. Realized gains and losses from our commodity derivative activity decreased our earnings by approximately $508,000 and increased our earnings by approximately $3.1 million for the six months ended June 30, 2011 and 2010, respectively. Realized gains and losses are derived from the relative movement of oil and gas prices on the products we sell in relation to the range of prices in our derivative contracts for the respective six months. The unrealized loss on commodity derivatives was approximately $166,000 for the 2011 period and $700,000 for the 2010 period. As commodity prices increase, the fair value of the open portion of those positions decreases. As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record all changes in realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts”. Our realized and unrealized derivative contracts generated a loss of approximately $674,000 and a gain of approximately $2.4 million for the six months ended June 30, 2011 and 2010, respectively. (See Note 7 to our condensed consolidated financial statements for more information.)
Deferred tax benefit. The Company recorded a deferred tax benefit at the applicable statutory rates of $197,000 during the six months ended June 30, 2011, as a result of the operating loss incurred by Williston Hunter Canada, Inc, and Williston Hunter, Inc during the period. These entities recorded the deferred tax benefit because they are separate tax entites from Magnum Hunter Resources Corporation and its other subsidiaries. There are no deferred tax benefits recorded for Magnum Hunter Resources Corporation and its U.S. based subsidiaries for the six months ended June 30, 2011.
Net income attributable to non-controlling interest. Net income attributable to non-controlling interest was approximately $117,000 for the six months ended June 30, 2011 versus $65,000 for same period in 2010. This represents 12.5% of the gain or loss incurred by our subsidiary, PRC Williston. We record a non-controlling interest in the results of operations of this subsidiary because we are contractually obligated to make distributions to the holders of this interest whenever we make distributions to ourselves from the subsidiary company.
Loss from Continuing Operations. We had a loss from continuing operations of $21.7 million for the 2011 period versus a loss of $10.3 million for the 2010 period, an increase of $11.4 million, or 111%. This was due to a increase in operating loss of $5.6 million offset by an increase in loss on derivative contracts of $3.1 million and an increase in interest expense of $3.0 million.

Income from Discontinued Operations. On October 29, 2010, we closed on a divestiture of our Cinco Terry properties effective October 1, 2010. We have reclassified $1.0 million of Cinco Terry operating income less interest expense to discontinued operations for the six month period ended June 30, 2010. As a result of this divestiture, our previously reported average daily production volume of 324 Boepd from this property for the 2010 period has been excluded from our reported total average daily production volumes.
Dividends on Preferred Stock. Total dividends on our Series B, Series C, and Series D Preferred Stock were approximately $6.1 million for the six months ended June 30, 2011, versus $708,000 for the six months ended June 30, 2010. The Series C Preferred Stock had a stated value of approximately $100 million and $14.8 million at June 30, 2011 and 2010, respectively and carries a cumulative dividend rate of 10.25% per annum. The Series D Preferred Stock had a stated value of $64.9 million and $0 at June 30, 2011 and 2010, respectively and carries a cumulative dividend rate of 8.0% per annum. We redeemed all outstanding shares of Series B Preferred Stock in June 2010.
Net Loss attributable to Common Shareholders. Net loss attributable to common shareholders was $27.8 million in the 2011 period versus $10.0 million in the 2010 period. Our net loss per common share, basic and diluted was $0.29 per share for the six months ended June 30, 2011, compared to $0.17 per share for the 2010 period. Our weighted average shares outstanding increased by approximately 32.1 million shares, or 52%, to approximately 94.2 million shares from the 2010 period to the 2011 period principally as a result of the shares issued to acquire NuLoch and NGAS. Our net loss per share from continuing operations was $0.29 per share for the six months ended June 30, 2011, versus $0.19 per share for the 2010 period. We had income from discontinued operations of $0.02 per share in the 2010 period from the Cinco Terry assets which were sold on October 29, 2010.
Liquidity and Capital Resources
We generally will rely on cash generated from operations, borrowings under our revolving Senior Credit Facility and, to the extent that credit and capital market conditions will allow, public and private equity and debt offerings to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our revolving credit facility, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity from equity or debt financings beyond our revolving credit facility will be available on acceptable terms, or at all, in the foreseeable future.
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
We intend to fund 2011 capital expenditures, excluding any acquisitions, primarily out of internally-generated cash flows and, as necessary, borrowings under our revolving credit facility, exercises of outstanding common stock options and warrants, and selective issuances of equity securities under our ATM facility. As of June 30, 2011, we had approximately $9.6 million of cash on hand, including $4.8 million of restricted cash, and $31.0 million available to borrow under our revolving credit facility, for total liquidity of approximately $40.6 million on that date. On April 13, 2011, in conjunction with our acquisition of NGAS, our revolving credit agreement was amended and restated and our borrowing base was increased to $120 million. On May 3, 2011, in conjunction with the acquisition of NuLoch, our borrowing base was further increased to $145 million, providing an additional $25 million of availability. On July 13, 2011, the revolving credit facility was amended and our borrowing base was increased to $170 million effective June 30, 2011, providing an additional $25 million of availability, with the ability to increase the borrowing base to $177.5 million if the Company enters into certain swap agreements. From July 1, 2011, through August 5, 2011, we realized additional proceeds from issuance of new Series D Preferred Stock totaling approximately $4.3 million.
There are several factors that will affect our liquidity for the remainder of 2011. We anticipate having increased operating cash flows as a result of the NGAS acquisition and NuLoch acquisition, restored production in the Williston Basin, and the successful results of our ongoing drilling program in all three core regions, offset by increased interest expense due to higher debt levels and higher dividend costs due to the issuance of our Series D Preferred Stock. We also expect to have increased salary and other administrative costs associated with the increased number of employees resulting from the acquisitions closed during the first half of 2011 and subsequent acquisition activity of the Company. Our borrowing base under our revolving credit facility was increased to $145 million and $170 million on May 3, 2011, and June 30, 2011, respectively. We expect the additional operating cash flows from the new acquisitions, additional liquidity under the revolving credit facility, and cash provided by the issuance of equity securities in 2011 to provide the cash necessary to meet all currently budgeted operating and capital expenditure requirements for the remainder of the 2011 fiscal year.

The following table summarizes our sources and uses of cash for the periods noted:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows provided by operating activities	$9,958	$3,289
Cash flows used in investing activities	(213,989)	(77,652)
Cash flows provided by financing activities	208,224	76,727

Net increase (decrease) in cash and cash equivalents	$4,193	$2,364

Operating Activities
In comparing the six month periods ended June 30, 2011 and 2010, our cash flows from operations increased by approximately $6.7 million due mainly to improved operating results before depreciation and depletion expense.
Investing Activities
Our cash flows used in investing activities for the six months ended June 30, 2011 were $214.0 million, which primarily were a result of the acquisition activity undertaken by the Company during the quarter. The Company used $60.4 million in cash in the NGAS acquisition, net of cash acquired of $1.9 million and $18.1 million in cash in the Nuloch acquisition, net of cash acquired of $640,000. During the six months ended June 30, 2011, we used $5.5 million of cash for deposits on equipment, and we received proceeds from the sale of assets of $1.8 million. During the six months ended June 30, 2011, we used $131.8 million in cash for capital expenditures which includes $20 million cash in the acquisition of the Wetzel County assets from Windsor Marcellus, LLC, $4.9 million cash in the third phase of the acquisition of assets from PostRock, and $105 million for capital expenditures under our 2011 capital expenditures budget as described below.
Our cash flows used in investing activities for the first six months in 2010 were for the Triad acquisition of approximately $59.5 million, approximately $11.4 million for the acquisition of undeveloped leasehold interests, primarily in the Eagle Ford Shale in South Texas and the Marcellus Shale in West Virginia, approximately $1.3 million for exploratory drilling in South Texas, approximately $3.3 million gross ($2.6 million net after applying previously paid drilling advances) in development drilling in our Cinco Terry field (which has since been divested) as well as our North Dakota and East Chalkley fields, and approximately $1.7 million in pipeline and other development expenditures, resulting in approximately $17.9 million in gross capital expenditures ($17.2 million net of drilling advances) in the 2010 period. We also made advances of approximately $967,000 and had proceeds from the sale of assets of approximately $30,000 in the 2010 period.
Financing Activities
We borrowed $228.0 million under our revolving credit facility and made principal repayments of $119.0 million during the 2011 period versus borrowing $70.0 million and repaying $25.0 million in the 2010 period. In the 2011 period, we realized $5.8 million from the exercise of common stock options and warrants. We issued 1,190,544 shares of our Series C Cumulative Perpetual Preferred Stock in the 2011 period for net proceeds of $29.1 million, and we issued 1,298,095 shares of our Series D Preferred Stock for net proceeds of $59.5 million.
The amount borrowed under the revolving credit facility in 2010 was principally used to fund the Triad acquisition. We spent approximately $2.6 million for deferred financing costs on the amendment and restatement of our revolving credit facility and the expansion of our borrowing base to $75.0 million. We received approximately $433,000 in proceeds and repaid approximately $576,000 of other loans in the 2010 period. We received approximately $24.4 million net from the issuance of approximately 8.5 million shares of our common stock, approximately $13.0 million from exercise of approximately 4,800,000  of our $2.00 common stock warrants, 1,400,000  of our $2.50 common stock warrants and approximately $9.2 million net from the issuance of 379,310 shares of our Series C Preferred Stock in the 2010 period. We also paid approximately $11.25 million upon redemption of 3,000,000 shares of our Series B Preferred Stock and issued 1,000,000 shares of common stock upon conversion of 1,000,000 shares of our Series B Preferred Stock, we paid approximately $734,000 in dividends on our Series B and Series C Preferred Stock, and approximately $116,000 for surrendered stock options in the 2010 period.

2011 Capital Expenditures
The following table summarizes our estimated capital expenditures excluding acquisitions for 2011. We intend to fund 2011 capital expenditures, excluding any acquisitions, primarily out of internally-generated cash flows, cash provided by the issuance of new common and preferred stock, and, as necessary, borrowings under our revolving credit facility.

Year Ending
December 31,
2011
(In thousands)
Williston Basin
Shale drilling	$70,000
Appalachian Basin
Marcellus Shale drilling	70,000
Eureka Hunter Pipeline	40,000
Eagle Ford
Eagle Ford Shale Drilling	75,000

Total capital expenditures	$255,000

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
Senior Credit Facility
On April 13, 2011, we entered into the Senior Credit Facility which increased the maximum commitment to $250 million. The borrowing base has been established at $145 million, and the initial borrowing base was set at $120 million upon the completion of the Company’s acquisition of NGAS Resources, Inc, which closed April 13, 2011. The borrowing base increased to the New Borrowing Base level of $145 million upon the closing of the Company’s acquisition of Williston Basin focused NuLoch Resources, Inc, which closed on May 3, 2011.
On July 13, 2011, we entered into the First Amendment to the Senior Credit Facility effective June 30, 2011. The First Amendment increased the Company’s borrowing base to $170 million and provided for an additional increase in borrowing base to $177.5 million if the Company enters into certain swap agreements as set forth in the First Amendment.
The Senior Credit Facility provides for a semi-annual redetermination of the borrowing base, which is based on the value assigned to the Company’s proved crude oil and natural gas reserves as determined by third party engineering consultants. The New Borrowing Base has been established based upon the proved reserve values as of December 31, 2010, from a combination of NGAS’s, NuLoch’s and the Company’s total proved reserves. Based on values assigned to crude oil and natural gas properties which may be either acquired or drilled over time, the Company’s borrowing base may increase up to the maximum $250 million commitment level. The Senior Credit Facility replaces Magnum Hunter’s $150 million three-year term secured revolving credit facility, which had a borrowing base of $71.5 million. The Senior Credit Facility also provides for an interest rate margin ranging from LIBOR plus 3.25% depending on the level of outstanding borrowings at any given time under the facility, which is a lower cost of funds that the prior senior bank facility.
Covenants
The Senior Credit Facility requires the Company to satisfy certain affirmative financial covenants, including maintaining (i) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 and 1.0, (ii) a ratio of EBITDAX to interest of not less than 2.5 to 1.0, and (iii) a ratio of total debt to EBITDAX of not more than (a) 4.5 to 1.0 for the fiscal quarters ending June 30, 2011 and September 30, 2011 and (b) 4.0 to 1.0 for each fiscal quarter ending thereafter. The Company is also required to enter into certain commodity hedging agreements pursuant to the terms of the facility.

To date, we have experienced no disruptions in our ability to access our revolving credit facility. However, our lenders have substantial ability to reduce our borrowing base by a majority vote of the bank group on the basis of subjective factors. These subjective factors include valuation of loan collateral based on methodology, assumptions and discount rates as such lenders customarily use in evaluating oil and gas properties.
Related Party Transactions
We rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans, our Chairman and CEO. Airplane rental expenses totaled $105,000 and $228,000, for the three and six months ended June 30, 2011, respectively, and $64,000 and $188,000 for the three and six months period end June 30 2010, respectively.
We obtained accounting services and use of office space from GreenHunter Energy, Inc., an entity for which Mr. Evans is an officer and major shareholder and for which Mr. Ormand, our Chief Financial Officer and a director, is a director. Professional services expenses totaled $28,000 and $46,000, and for the three and six months ended June 30, 2011, respectively, and $30,000 and $60,000 for the three and six months ended June 30, 2010, respectively.
We entered into a one year lease for a corporate apartment from an executive of the Company for monthly rent of $4,500 for use by a Company employee. During the six months ended June 30, 2011 the Company paid rent of $9,000 pertaining to the lease.
As of June 30, 2011, our net accounts payable to Pilatus Hunter, LLC was $16,000 and our net accounts payable to GreenHunter Energy, Inc. was $10,000.
Contractual Commitments
Our contractual commitments consist of long-term debt, accrued interest on long-term debt, operating lease obligations, asset retirement obligations and employment agreements with executive officers.
Our long-term debt comprises borrowings under our revolving credit facility and term equipment debt assumed in the Triad acquisition. Interest on revolving debt is based on the rate applicable under our revolving credit facility, which was 4.5% at June 30, 2011. The term equipment debt has an average interest rate of approximately 6.03% at June 30, 2011. (See Note 9 in our condensed consolidated financial statements.)
As of June 30, 2011, we rent various office spaces in Houston, Texas, that total approximately 22,966 square feet at a cost of $37,925 per month for the remaining terms ranging from eight to fifty-nine months. Triad had various lease commitments for periods ranging from six to seventy-seven months at June 30, 2011, and with monthly payments of approximately $24,618 as of that date.
On September 25, 2010 the Company entered into a twelve month drilling contract. Our remaining maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, was approximately $1.1 million as of June 30, 2011.
On December 14, 2010, the Company entered into a twelve month drilling contract for the 2011 year. Our remaining maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, was approximately $1.2 million as of June 30, 2011.
On June 24, 2011, the Company entered into a 3 year drilling contract from October 31, 2011, through October 31, 2014. Our remaining maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, was approximately $19.5 million as of June 30, 2011.
On June 29, 2011, the Company entered into a twelve month drilling contract. Our remaining maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, was approximately $3.0 million as of June 30, 2011.
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

We have outstanding employment agreements with four of our officers for terms ranging up to fifteen months. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were all terminated without cause, was approximately $1.1 million at June 30, 2011.
The following table summarizes our contractual commitments as of June 30, 2011 (in thousands):

Contractual Obligations	Total	2011	2012 - 2013	2014 - 2015	After 2015
Long-term debt(1)	$147,877	$787	$3,173	$143,790	$127
Interest on long-term debt(2)	24,197	3,165	12,590	8,442	—
Operating lease obligations(3)	2,514	501	1,049	613	351
Asset retirement obligations(4)	14,968	1,619	1,217	1,688	10,444
Employment agreements with officers	1,105	1,105	—	—	—
Drilling contract commitment	24,841	6,440	13,513	4,888	—

Total	$215,502	$13,617	$31,542	$159,421	$10,922

(1)	See Note 9 to our consolidated financial statements for a discussion of our long-term debt.

(2)	Interest payments have been calculated by applying the interest rate of 4.5% effective at June 30, 2011, on our revolving credit facility debt and 5.4% to the outstanding term debt balance at June 30, 2011.

(3)	Operating lease obligations are for office space and equipment.

(4)	See Note 8 to our consolidated financial statements for a discussion of our asset retirement obligations.
Off-Balance Sheet Arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2011, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.
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
Commodity Price Risk
Given the current economic outlook, we expect the commodity prices to remain volatile. Even modest decreases in commodity prices can materially affect our revenues and cash flow. In addition, if commodity prices remain suppressed for a significant amount of time, we could be required under successful efforts accounting rules to perform a write down of our oil and gas properties.
We may enter into financial swaps and collars to mitigate the risk of commodity price fluctuations. We do not designate such instruments as cash flow hedges. Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur.

At June 30, 2011, we had the following commodity derivative positions outstanding:

Natural Gas	Period	MMBTU/day	Price per MMBTU

Collars	Jul 2011 - Dec 2011	2,143	$5.37 - $7.43
	Jan 2012 - Dec 2012	1,910	$5.00 - $8.65
Swaps	Jul 2011 - Dec 2011	113	$5.98
	Jan 2012 - Dec 2012	100	$6.15

Crude Oil	Period	Bbls/day	Price per Bbl

Collars	Jul 2011 - Dec 2011	997	$71.44 - $100.74
	Jan 2012 - Dec 2012	312	$85.21 - $108.69
Swaps	Jul 2011 - Dec 2011	43	$85.09
Floors sold (put)	Jul 2011 - Dec 2011	147	$60.00
	Jan 2012 - Dec 2012	50	$55.00
Floors purchased (put)	July 2011 - Sep 2011	935	$84.14
	Oct 2011 - Dec 2011	1260	$84.37
	Jan 2012 - Dec 2012	153	$80.00
At June 30, 2011, and December 31, 2010, the fair value of our open derivative contracts was a net liability of approximately $945,000 and $778,000, respectively.
Bank of Montreal and KeyBank National Association are currently the only counterparties to our commodity derivatives positions. We are exposed to credit losses in the event of nonperformance by the counterparties on our commodity derivatives positions. However, we do not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions. Bank of Montreal is the administrative agent and a participant in our revolving credit facility, and KeyBank is a participant in our revolving credit facility, and the collateral for the outstanding borrowings under our revolving credit facility is also used as collateral for our commodity derivatives.
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
For the three and six months ended June 30, 2011, we recognized a gain of $2.7 million and a loss $674,000, respectively, related to oil and natural gas derivative contracts, which included $517,000 and $509,000, respectively, of realized loss from contracts settled in cash, and $3.2 million of unrealized gains and $166,000 of unrealized losses related to unsettled contracts. Unrealized gains and losses are based on the changes in the fair value of derivative instruments covering positions beyond June 30, 2011. During the three and six months ended June 30, 2010, we recognized a gain of $1.3 million and $2.4 million, respectively, related to oil and natural gas derivative contracts, which included $100,000 and $3.1 million, respectively, of realized gain from contracts settled in cash, and $1.2 million in unrealized gains and $700,000 in unrealized losses, respectively, related to unsettled contracts. Unrealized gains and losses for the 2010 period are based on the changes in the fair value of derivative instruments covering positions beyond June 30, 2010.

Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information for disclosure is accumulated and communicated to management, including the Chairman and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2011. Based on this evaluation, the CEO and CFO have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
On April 13, 2011, we acquired all of the outstanding stock of NGAS Resources, Inc. (NGAS) and on May 3, 2011 we acquired all of the outstanding stock of NuLoch Resources, Inc. (NuLoch). In connection with integrating NGAS and NuLoch, we are evaluating and, where necessary, implementing changes in controls and procedures at NGAS and NuLoch as the integration proceeds. This process may result in additions or changes to our internal control over financial reporting. Except for the acquisitions, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal controls
Internal control over financial reporting
There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the six months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk factors.
In addition to the other information set forth in this report, you should carefully consider the risks discussed in the following reports that we have filed with the SEC, which risks could materially affect our business, financial condition and results of operations: Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, under the headings Items 1. and 2. “Business and Properties — Markets and Customers; Competition; and Regulation,” Item 1A. “Risk Factors,” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” and Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, under the headings Item 1A. “Risk Factors”.
Except as provided below, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, which is accessible on the SEC’s website at www.sec.gov and our website at www.magnumhunterresourcess.com.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds.
Recent Sales of Unregistered Securities
During the six months ended June 30, 2011, the Company sold from time to time an aggregate of 801,980 shares of its common stock pursuant to the exercise of certain warrants, as follows:
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
(b) The Company sold an aggregate of 30,168 shares of common stock pursuant to the exercise of certain warrants issued by the Company in November 2009, at an exercise price of $2.50 per share, for total gross proceeds of approximately $75,420. The warrants were issued by the Company in connection with an offering by the Company of units, consisting of shares of common stock and warrants to purchase shares of common stock, to a limited number of investors for cash, which was registered under the Securities Act. These investors consisted of certain directors and officers of the Company and certain of their friends and associates.
All the shares described above were issued or sold by the Company in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.
ITEM 6. EXHIBITS

Exhibit
Number	Description
2.1	Arrangement Agreement between the Registrant, Exchangeco, and NuLoch (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 25, 2011).+

2.2	Purchase and Sale Agreement by and among Triad Hunter, LLC and Windsor Marcellus (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 12, 2011.)+

2.3	Purchase and Sale Agreement by and among Triad Hunter, LLC, Quest Eastern Resource LLC and PostRock Energy Corporation (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 21, 2011). +

2.4	Purchase and Sale Agreement by and among Eagle Operating Inc., Williston Hunter ND, LLC and for the limited purposes set forth therein, Magnum Hunter Resources Corporation (Incorporated by reference from the Registrant Current Report on Form 8-K filed on August 5, 2010).+

3.1	Restated Certificate of Incorporation of the Registrant, filed February 13, 2002 (Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on March 21, 2006).

3.1.1	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed May 8, 2003 (Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on March 21, 2006).

3.1.2	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed June 6, 2005 (Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on March 21, 2006).

3.1.3	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed July 18, 2007 (Incorporated by reference from the Registrant’s quarterly report on Form 10-QSB filed on August 14, 2007).

3.1.4	Certificate of Ownership and Merger Merging Magnum Hunter Resources Corporation with and into Petro Resources Corporation, filed July 13, 2009 (Incorporated by reference from the Registrant’s current report on Form 8-K filed on July 14, 2009).

3.1.5	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed November 3, 2010 (Incorporated by reference from the Registrant’s current report on Form 8-K filed on November 2, 2010).

3.2	Amended and Restated Bylaws of the Registrant, dated March 15, 2001 as amended on April 14, 2006, October 12, 2006, and May 26, 2011.

4.1	Form of certificate for common stock (Incorporated by reference from the Registrant’s 2010 annual report on Form 10-K filed on February 18, 2011).

4.2	Certificate of Designation of Rights and Preferences of 10.25% Series C Cumulative Perpetual Preferred Stock, dated December 10, 2009 (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on December 10, 2009).

4.2.1	Certificate of Amendment of Certificate of Designation of Rights and Preferences of 10.25% Series C Cumulative Perpetual Preferred Stock, dated August 2, 2010 (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2011).

Exhibit
Number	Description
4.2.2	Certificate of Amendment of Certificate of Designation of Rights and Preferences of 10.25% Series C Cumulative Perpetual Preferred Stock, dated September 8, 2010 (Incorporated by reference from the Registrant’s current report on Form 8-K filed on September 15, 2010).

4.2.3	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed March 16, 2011 (Incorporated by reference from the Registrant’s current report on Form 8-K filed on March 17, 2011).

4.3	Certificate of Designation of Rights and Preferences of 8.0% Series D Cumulative Preferred Stock (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 17, 2011).

10.1	Second Amended and Restated Credit Agreement (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 14, 2011). +

10.2	First Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 19, 2011). +

10.3	Amendment to the Magnum Hunter Resources Corporation Amended and Restated Stock Incentive Plan (Incorporated by reference from the Registrant’s Proxy Statement on Annex C of Schedule 14A filed on April 1, 2011).

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Presentation Linkbase Document

**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

+	The exhibits and the schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MAGNUM HUNTER RESOURCES CORPORATION
Date: August 8, 2011	/s/ Gary C. Evans
Gary C. Evans,
Chairman and Chief Executive Officer

Date: August 8, 2011	/s/ Ronald D. Ormand
Ronald D. Ormand,
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description
2.1	Arrangement Agreement between the Registrant, Exchangeco, and NuLoch (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 25, 2011).+

2.2	Purchase and Sale Agreement by and among Triad Hunter, LLC and Windsor Marcellus (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 12, 2011.)+

2.3	Purchase and Sale Agreement by and among Triad Hunter, LLC, Quest Eastern Resource LLC and PostRock Energy Corporation (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 21, 2011). +

2.4	Purchase and Sale Agreement by and among Eagle Operating Inc., Williston Hunter ND, LLC and for the limited purposes set forth therein, Magnum Hunter Resources Corporation (Incorporated by reference from the Registrant Current Report on Form 8-K filed on August 5, 2010).+

3.1	Restated Certificate of Incorporation of the Registrant, filed February 13, 2002 (Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on March 21, 2006).

3.1.1	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed May 8, 2003 (Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on March 21, 2006).

3.1.2	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed June 6, 2005 (Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on March 21, 2006).

3.1.3	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed July 18, 2007 (Incorporated by reference from the Registrant’s quarterly report on Form 10-QSB filed on August 14, 2007).

3.1.4	Certificate of Ownership and Merger Merging Magnum Hunter Resources Corporation with and into Petro Resources Corporation, filed July 13, 2009 (Incorporated by reference from the Registrant’s current report on Form 8-K filed on July 14, 2009).

3.1.5	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed November 3, 2010 (Incorporated by reference from the Registrant’s current report on Form 8-K filed on November 2, 2010).

3.2	Amended and Restated Bylaws of the Registrant, dated March 15, 2001 as amended on April 14, 2006, October 12, 2006, and May 26, 2011.

4.1	Form of certificate for common stock (Incorporated by reference from the Registrant’s 2010 annual report on Form 10-K filed on February 18, 2011).

4.2	Certificate of Designation of Rights and Preferences of 10.25% Series C Cumulative Perpetual Preferred Stock, dated December 10, 2009 (Incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on December 10, 2009).

4.2.1	Certificate of Amendment of Certificate of Designation of Rights and Preferences of 10.25% Series C Cumulative Perpetual Preferred Stock, dated August 2, 2010 (Incorporated by reference from the Registrant’s quarterly report on Form 10-Q filed on August 12, 2010). (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2011).

Exhibit
Number	Description
4.2.2	Certificate of Amendment of Certificate of Designation of Rights and Preferences of 10.25% Series C Cumulative Perpetual Preferred Stock, dated September 8, 2010 (Incorporated by reference from the Registrant’s current report on Form 8-K filed on September 15, 2010).

4.2.3	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed March 16, 2011 (Incorporated by reference from the Registrant’s current report on Form 8-K filed on March 17, 2011).

4.3	Certificate of Designation of Rights and Preferences of 8.0% Series D Cumulative Preferred Stock (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 17, 2011).

10.1	Second Amended and Restated Credit Agreement (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 14, 2011). +

10.2	First Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 19, 2011). +

10.3	Amendment to the Magnum Hunter Resources Corporation Amended and Restated Stock Incentive Plan (Incorporated by reference from the Registrant’s Proxy Statement on Annex C of Schedule 14A filed on April 1, 2011).

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

+	The exhibits and the schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.