Form 10-Q
period 2011-09-30
MAGNUM HUNTER RESOURCES CORP
filed 2011-11-09
CIK 1335190

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 8, 2011 there were 128,796,305 shares of the registrant’s common stock ($0.01 par value) outstanding.

MAGNUM HUNTER RESOURCES CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per-share data)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,175	$554
Accounts receivable	37,178	11,705
Derivatives	7,677	—
Prepaids and other current assets	5,848	867

Total current assets	58,878	13,126

PROPERTY AND EQUIPMENT (Net of Accumulated Depletion and Depreciation):
Oil and natural gas properties, successful efforts accounting	888,219	189,912
Gas gathering and other equipment	109,888	42,689

Total property and equipment, net	998,107	232,601

OTHER ASSETS:
Deferred financing costs, net of amortization of $408 and $1,237 respectively	10,967	2,678
Derivatives and other long-term assets	9,612	562

Total assets	$1,077,564	$248,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$4,344	$7,132
Accounts payable	91,797	33,319
Accrued liabilities	12,329	435
Revenue payable	5,745	2,630
Derivatives and other current liabilities	1,357	719

Total current liabilities	115,572	44,235

OTHER LIABILITIES:
Notes payable, less current portion	209,507	26,019
Asset retirement obligation	14,707	4,455
Deferred tax liability	94,763	—
Derviatives and other long term liabilities	2,769	700

Total liabilities	437,318	75,409

COMMITMENTS AND CONTINGENCIES (Note 13)

REDEEMABLE PREFERRED STOCK:
Series C Cumulative Perpetual Preferred Stock, cumulative dividend rate 10.25% per annum, 4,000,000 authorized, 4,000,000 and 2,809,456 issued & outstanding as of September 30, 2011 and December 31, 2010, respectively, with liquidation preference of $25.00 per share	100,000	70,236

SHAREHOLDERS’ EQUITY:
Preferred Stock, 10,000,000 shares authorized	—	—
Series D Cumulative Perpetual Preferred Stock, cumulative dividend rate 8.0% per annum, 5,750,000 authorized, 1,421,237 and none issued & outstanding as of September 30, 2011 and December 31, 2010, respectively, with liquidation preference of $50.00 per share	71,062	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 129,983,781 and 74,863,135 shares issued and 129,516,860 and 74,863,135 outstanding as of September 30, 2011 and December 31, 2010, respectively	1,295	749
Exchangeable common stock, par value $0.01 per share, 3,778,245 and none issued & outstanding as of September 30, 2011 and December 31, 2010, respectively	38	—
Additional paid in capital	564,255	152,439
Accumulated deficit	(79,149)	(49,402)
Accumulated other comprehensive income	(17,460)	—
Treasury stock at cost, 761,652 shares	(1,310)	(1,310)
Unearned common stock in KSOP at cost, 153,300 shares	(604)	(604)

Total Magnum Hunter Resources Corporation shareholders’ equity	538,127	101,872
Non-controlling interest	2,119	1,450

Total shareholders’ equity	540,246	103,322

Total liabilities and shareholders’ equity	$1,077,564	$248,967

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except shares and per-share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUE:
Oil and gas sales	$25,547	$6,578	$65,555	$19,647
Field operations and other	6,892	1,342	14,545	3,330

Total revenue	32,439	7,920	80,100	22,977

EXPENSES:
Lease operating expenses	7,606	2,686	17,101	7,785
Severance taxes and marketing	1,933	648	4,729	1,878
Exploration	403	241	1,140	697
Field operations	5,954	1,300	10,184	3,143
Impairment of oil & gas properties	—	20	—	20
Depreciation, depletion and accretion	12,485	1,786	28,829	5,888
General and administrative	17,378	4,634	47,949	17,903

Total expenses	45,759	11,315	109,932	37,314

OPERATING LOSS	(13,320)	(3,395)	(29,832)	(14,337)

OTHER INCOME AND (EXPENSE):
Interest income	10	50	14	55
Interest expense	(2,272)	(982)	(6,988)	(2,675)
Gain (loss) on derivative contracts	17,341	(62)	16,667	2,348
Other income and (expense)	24	—	111	—

Total other income & expense	15,103	(994)	9,804	(272)

Gain (loss) from continuing operations before income taxes and non-controlling interest	1,783	(4,389)	(20,028)	(14,609)

Income tax benefit	272	—	470	—
Net income attributable to non-controlling interest	(55)	(26)	(172)	(91)

Net income (loss) attributable to Magnum Hunter
Resources Corporation from continuing operations	2,000	(4,415)	(19,730)	(14,700)

Income from discontinued operations	—	690	—	1,645

Net income (loss)	2,000	(3,725)	(19,730)	(13,055)

Dividend on Preferred Stock	(3,952)	(601)	(10,017)	(1,310)

Net loss attributable to common shareholders	$(1,952)	$(4,326)	$(29,747)	$(14,365)

Weighted average number of common shares outstanding
Basic and diluted	131,082,854	67,996,180	106,651,326	62,010,895

Basic and diluted
Net loss from continuing operations	$(0.01)	$(0.07)	$(0.28)	$(0.26)

Net income from discontinued operations	$—	$0.01	$—	$0.03

Net loss per common share	$(0.01)	$(0.06)	$(0.28)	$(0.23)

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands, except shares and per-share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$2,000	$(3,725)	$(19,730)	$(13,055)
Foreign currency translation	(14,320)	—	(17,542)	—
Unrealized gain (loss) on available for sale investments	74	—	82	—

Total comprehensive loss	$(12,246)	$(3,725)	$(37,190)	$(13,055)

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Number	Number of Shares	Number of				Additional
	of Shares	of Exchangeable	Shares of Series D	Common	Exchangeable	Series D	Paid in	Accumulated	Accumulated Other	Treasury	Unearned Common	Noncontrolling	Total Shareholders’
	of Common	Common Stock	Preferred Stock	Stock	Common Stock	Preferred Stock	Capital	Deficit	Comprehensive Income	Stock	Shares in KSOP	Interest	Equity
BALANCE, January 1, 2011	74,863	—	—	$749	$—	$—	$152,439	$(49,402)	$—	$(1,310)	$(604)	$1,450	$103,322

Restricted stock issued to employees and directors	120	—	—	1	—	—	413	—	—	—	—	—	414
Stock compensation	—	—	—	—	—	—	19,603	—	—	—	—	—	19,603
Issued shares of Series C Preferred Stock for cash	—	—	—	—	—	—	(689)	—	—	—	—	—	(689)
Issued shares of Common Stock for cash	1,714	—	—	17	—	—	13,875	—	—	—	—	—	13,892
Issued shares of Series D Preferred Stock for cash	—	—	1,421	—	—	71,062	(6,094)	—	—	—	—	—	64,968
Issued shares of Common Stock upon warrant exercise	808	—	—	8	—	—	2,405	—	—	—	—	—	2,413
Issued shares of common stock upon stock option exercise	5,284	—	—	53	—	—	4,660	—	—	—	—	—	4,713
Dividends on Series C Cumulative Perpetual Preferred	—	—	—	—	—	—	—	(7,686)	—	—	—	—	(7,686)
Dividends on Series D Preferred Stock	—	—	—	—	—	—	—	(2,331)	—	—	—	—	(2,331)
Issued 12,875,093 warrants for payment of dividends on common stock with fair market value of $6.7 million	—	—	—	—	—	—	—	—	—	—	—	—	—
Issued 378,174 warrants for payment of dividends on MHR Exchangeco
Corporation’s exchangeable common stock with fair market value of $197 thousand	—	—	—	—	—	—	—	—	—	—	—	—	—
Issued shares of common stock for acquisition of assets	946	—	—	9	—	—	7,533	—	—	—	—	—	7,542
Issued shares of common stock for acquisition of NGAS Resources	6,635	—	—	66	—	—	52,951	—	—	—	—	—	53,017
Issued shares of common stock to employees for change in control payments for NGAS Resources	351	—	—	4	—	—	2,798	—	—	—	—	—	2,802
Issued 138,388 warrants in replacement of NGAS Resources warrants	—	—	—	—	—	—	190	—	—	—	—	—	190
Noncontrolling interest acquired in NGAS acquisition	—	—	—	—	—	—	—	—	—	—	—	497	497
Issued shares of common stock for acquisition of NuLoch Resources	38,132	—	—	381	—	—	281,794	—	—	—	—	—	282,175
Issued exchangeable shares for acquisition of NuLoch Resources	—	4,276	—	—	43	—	31,600	—	—	—	—	—	31,643
Issued shared of common stock upon exchange of MHR Exchangeco Corporation’s exchangeable shares	498	(498)	—	5	(5)	—	—	—	—	—	—	—	—
Issued shares of Common Stock for commitment fee	166	—	—	2	—	—	777	—	—	—	—	—	779
Net loss	—	—	—	—	—	—	—	(19,730)	—	—	—	172	(19,558)
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	—	(17,542)	—	—	—	(17,542)
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	82	—	—	—	82

BALANCE, September 30, 2011	129,517	3,778	1,421	$1,295	$38	$71,062	$564,255	$(79,149)	$(17,460)	$(1,310)	$(604)	$2,119	$540,246

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(19,730)	$(13,055)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncontrolling Interest	172	91
Depletion, depreciation, and accretion	28,829	7,138
Amortization of deferred financing costs included in interest expense	3,045	861
Gain on sale of assets	(640)	(47)
Cash paid for plugging wells	(8)	—
Share-based compensation	19,922	5,151
Unrealized (gain) loss on derivative contracts	(17,221)	1,181
Asset impairment	—	20
Deferred taxes	(470)	—
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(10,426)	1,158
Inventory	(3,006)	70
Prepaid expenses and other current assets	(675)	(502)
Accounts payable	7,968	(1,577)
Revenue payable	1,943	138
Accrued Liabilities	554	3,018

Net cash provided by operating activities	10,257	3,645

Cash flows from investing activities
Capital expenditures and advances	(201,618)	(26,690)
Cash paid in acquisitions, net of cash received of $2.5 million	(78,523)	(59,500)
Change in restricted cash and deposits	(2,837)	(980)
Proceeds from sales of assets	9,459	50

Net cash used in investing activities	(273,519)	(87,120)

Cash flows from financing activities
Net proceeds from sale of common stock and warrants	13,892	24,423
Net proceeds from sale of preferred shares	94,042	22,879
Proceeds from exercise of warrants and options	7,126	13,799
Purchase of company shares and loan to KSOP	—	(541)
Options surrendered for cash	—	(116)
Preferred stock dividend paid	(10,017)	(1,335)
Cash paid upon conversion of Series B Preferred Stock	—	(11,250)
Proceeds from borrowings on debt	408,587	72,580
Principal repayment of debt	(234,047)	(35,779)
Payment of deferred financing costs	(8,528)	(2,630)
Change in other long-term liabilities	59	—

Net cash provided by financing activities	271,114	82,030

Effect of exchange rate changes on cash	(231)	—

Net increase (decrease) in cash and cash equivalents	7,621	(1,445)
Cash and cash equivalents, beginning of period	554	2,282

Cash and cash equivalents, end of period	$8,175	$837

Supplemental disclosure of cash flow information
Cash paid for interest	$3,867	$1,966

Non-cash transactions
Series B Preferred stock issued for acquisition of Triad	$—	$14,982

Debt assumed in acquisitions	$71,895	$3,411

Common stock issued for payment of services	$779	$165

Common stock issued in conversion of Series C stock	$—	$3,732

Accrued capital expenditures	$12,412	$10,253

Common stock issued for acquisitions	$345,537	$—

Exchangeable common stock issued for acquisition of NuLoch Resources	$31,642	$—

Warrants issued for payment of common stock dividends	$6,695	$—

Warrants issued for payment of dividends on MHR Exchangeco Corporation exchangeable shares	$197	$—

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
We have issued potentially dilutive instruments in the form of restricted common stock granted and not yet issued, common stock warrants, and common stock options. The total number of potentially dilutive securities at September 30, 2011 was 26,284,178. There were 11,610,034 potentially dilutive securities outstanding at September 30, 2010. We did not include the potentially dilutive securities in our calculation of diluted loss per share during either period because to include them would be anti-dilutive due to our net loss attributable to common shareholders during those periods.
The following table summarizes the types of potentially dilutive securities outstanding as of September 30, 2011 and 2010 (in thousands):

	September 30,
	2011	2010
Warrants	13,532	1,859
Restricted Shares granted, not yet issued	25	105
Common Stock Options	12,727	9,646
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Presentation
The consolidated financial statements include the accounts of Magnum Hunter and our wholly-owned subsidiaries, Eagle Ford Hunter, Inc. (f/k/a Sharon Hunter Resources, Inc.) (“Sharon”), Triad Hunter, LLC, Alpha Hunter Drilling, LLC, Hunter Disposal, LLC, Eureka Hunter Pipeline, LLC, Eureka Hunter Pipeline Partners, LLC, Hunter Real Estate, LLC, NGAS Hunter, LLC (f/k/a MHR Acquisition Company I, LLC), Magnum Hunter Production, Inc. (f/k/a NGAS Production, Inc.), Magnum Hunter Resources GP, LLC, Magnum Hunter Resources LP, MHR Callco Corporation, MHR Exchangeco Corporation, Williston Hunter Canada, Inc., Williston Hunter, Inc., Williston Hunter ND, LLC (f/k/a MHR Acquisition II, LLC), NGAS Gathering, LLC, Sentra Corporation, Energy Hunter Securities, Inc (f/k/a NGAS Securities, Inc) and MHR Acquisition Company III, LLC. We also have consolidated our 87.5% controlling interest in PRC Williston, LLC (“PRC”) with noncontrolling interests recorded for the outside interest in PRC. The consolidated financial statements also reflect the interest of Magnum Hunter Production, Inc. in various managed drilling partnerships. We account for the interests in these partnerships using the proportionate consolidation method. All significant intercompany balances and transactions have been eliminated.
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
Reclassification of Prior-Year Balances
Certain prior-year balances in the consolidated financial statements have been reclassified to correspond with current-year classifications. As a result of the sale of our Cinco Terry oil and gas properties on October 29, 2010, we reclassified the gain on sale and all prior operating income and related interest expense for these properties as discontinued operations.
Regulated Activities
Energy Hunter Securities, Inc. is a registered broker-dealer and member of the Financial Industry Regulatory Authority. Among other regulatory requirements, it is subject to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (Exchange Act). Because it does not hold customer funds or securities or owe money or securities to customers, Energy Hunter Securities, Inc. is required to maintain minimum net capital equal to the greater of $5,000 or 6.67% of its aggregate indebtedness. At September 30, 2011, Energy Hunter Securities, Inc. had net capital of $58,000 and aggregate indebtedness of $44,000.
Sentra Corporation’s gas distribution billing rates are regulated by Kentucky’s Public Service Commission based on recovery of purchased gas costs. We account for its operations based on the provisions of ASC 980-605, Regulated Operations—Revenue Recognition, which requires covered entities to record regulatory assets and liabilities resulting from actions of regulators. For the nine months ended September 30, 2011 and 2010, our gas transmission, compression and processing revenue includes gas utility sales from Sentra Corporation’s regulated operations aggregating $61,000 and $0, respectively.
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

We used the following fair value measurements for certain of our assets and liabilities during the nine months ended September 30, 2011 and 2010:
Level 1 Classification:
Available for Sale Securities
At September 30, 2011, the Company held common stock of a company publicly traded on the TSX Venture Exchange with quoted prices in active markets. Accordingly, the fair market value measurements of these securities have been classified as Level 1.
Level 2 Classification:
Derivative Instruments
At September 30, 2011 and December 31, 2010, the Company had commodity derivative financial instruments in place. The Company does not apply hedge accounting; therefore, the changes in fair value subsequent to the initial measurement are recorded as income or expense. The estimated fair value amounts of the Company’s derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s derivative instruments are valued using public indexes, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange. See Note 7 — Financial Instruments and Derivatives, for additional information.
As of September 30, 2011 and December 31, 2010, the Company’s derivative contracts were with Bank of Montreal, Keybank National Association, Credit Suisse Energy LLC, UBS AG London Branch, and Deutsche Bank AG London Branch, which are participants in our revolving credit facility, and have investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.
The following tables present recurring financial assets and liabilities which are carried at fair value as of September 30, 2011 and December 31, 2010:

	Fair Value Measurements on a Recurring Basis
		September 30, 2011
	(In thousands)
	Level 1	Level 2	Level 3
Available for sale securities	$332	—	$—
Commodity derivatives	$—	$16,443	$—

Total assets at fair value	$332	$16,443	$—

Commodity derivatives	$—	$—	$—

Total liabilities at fair value	$—	$—	$—

	Fair Value Measurements on a Recurring Basis
		December 31, 2010
	(In thousands)
	Level 1	Level 2	Level 3
Commodity derivatives	$—	$—	$—

Total assets as fair value	$—	$—	$—

Commodity derivatives	$—	$778	$—

Total liabilities at fair value	$—	$778	$—

NOTE 5 — ACQUISITIONS
Triad
On February 12, 2010, the Company completed the acquisition of the assets of privately-held Triad Energy Corporation and certain of its affiliated entities (collectively, “Triad”) from bankruptcy, resulting in approximately eight months of operating activity for these assets for the nine months ended September 30, 2010. See our 2010 annual report on Form 10-K, as amended, for details.
PostRock
On December 24, 2010, Magnum Hunter Resources Corporation and Triad Hunter, LLC entered into a Purchase and Sale Agreement with PostRock MidContinent Production, LLC (“PostRock”) and Quest Eastern Resources, LLC, pursuant to which Triad Hunter, LLC agreed to purchase certain oil and gas properties and leasehold mineral interests and related assets located in Wetzel and Lewis Counties, West Virginia. The Purchase Agreement provided for the acquisition to be completed in three phases for total consideration of $49.3 million consisting of 50% restricted common stock and 50% cash for the first two phases, and 100% cash for the third phase. Both of the two initial phases were effective as of November 1, 2010.
The first phase of the acquisition closed on December 30, 2010. See our 2010 annual report on Form 10-K, as amended, for details.
On January 14, 2011, we closed the second phase of the PostRock acquisition, which consisted of the Lewis County assets, for total consideration of approximately $13.3 million which consisted of 946,314 shares of the Company’s restricted common stock and a cash payment of approximately $5.8 million.
On June 16, 2011, we closed the third phase of the PostRock acquisition comprising of assets located in Wetzel and Lewis Counties for a total purchase price of $4.9 million in cash before considering applicable adjustments.
Wetzel County, West Virginia Asset Acquisition
On April 7, 2011, the Company purchased oil and gas properties and related assets located in Wetzel County, West Virginia. The assets purchased included approximately 4,451 gross acres (2,225 net acres) of oil and gas leases and mineral interests and existing wells with proven reserves.
We acquired the assets for a total purchase price of $20.0 million, payable in cash and subject to customary purchase price adjustments. Subject to the indemnification obligations set forth in the Purchase Agreement, we assumed certain customary liabilities in connection with the acquisition.
NGAS
On April 13, 2011, the Company completed the acquisition of all of the outstanding common shares of NGAS Resources, Inc, (“NGAS”) for total consideration of approximately $124.5 million consisting of $15.3 million in cash, $53.1 million in debt assumed, 6,986,104 shares of our common stock valued at approximately $55.8 million based on the closing stock price of $7.99 on April 13, 2011, and $1.2 million in warrant liability, of which $1.0 million was paid out in cash upon exercise of the cash option (included in $53.1 million in cash above) and 138,388 warrants are outstanding that are exercisable for common stock of the Company. The Company has liquidated NGAS into a wholly-owned subsidiary of the Company, NGAS Hunter, LLC, and changed the name of its subsidiary NGAS Production Co. to Magnum Hunter Production, Inc. and the name of another subsidiary, NGAS Securities, Inc. to Energy Hunter Securities, Inc.
The fair value of the net assets acquired, based on our preliminary assessment, approximated the $124.5 million in consideration paid or assumed.

The following table summarizes the purchase price and the preliminary estimate of the fair values of the net assets acquired from NGAS at the date of acquisition as determined as of September 30, 2011 (in thousands, except share information):

Fair value of total purchase price:
6,635,478 shares of common stock issued on April 13, 2011 at $7.99 per share	$53,017
Senior credit facility paid off at closing	33,282
NGAS 6% convertible notes paid off in cash at closing	13,683
Contract payment in cash	12,929
Other long-term debt assumed	6,160
350,626 shares of common stock issued for change in control payments at $7.99 per share	2,802
Tax on change of control payments paid in cash	1,363
Common stock warrants settled in cash	1,044
Common stock warrants issued in conversion of NGAS warrants	190

Total	$124,470

Amounts recognized for assets acquired and liabilities assumed:
Working capital	$(9,502)
Oil and gas properties	133,595
Equipment and other fixed assets	9,055
Asset retirement obligation	(8,678)

Total	$124,470

Working capital acquired:
Cash	$1,908
Accounts receivable	3,662
Prepaid Expenses	416
Inventory	278
Accounts payable	(7,483)
Revenue payable	(1,547)
Payroll tax payable	(206)
Advances	(3,751)
Deferred compensation	(379)
Accrued Liabilities	(2,400)

Total working capital acquired	$(9,502)

NuLoch
On May 3, 2011, the Company completed the acquisition of all of the outstanding common shares of NuLoch Resources, Inc., (“NuLoch”) for total consideration of approximately $430.5 million consisting of 38,131,848 shares of our common stock and 4,275,998 exchangeable shares of MHR Exchangeco Corporation, an indirect wholly-owned Canadian subsidiary of the Company, which are exchangeable for shares of Company common stock, with a combined value of approximately $313.8 million based on the closing stock price of $7.40 on May 3, 2011, $18.8 million in debt assumed, and deferred tax liability of approximately $97.9 million. The Company has changed the name of NuLoch to Williston Hunter Canada, Inc. and its subsidiary NuLoch America Corporation to Williston Hunter, Inc.
The fair value of the net assets acquired, based upon our preliminary estimate, approximated the $430.5 million in consideration paid or assumed.

The following table summarizes the purchase price and the preliminary estimate of the fair values of the net assets of NuLoch as of the date acquired as determined as of September 30, 2011 (in thousands):

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

The consolidated statement of operations includes Triad’s revenue of $15.2 million for the nine months ended September 30, 2010 and Triad’s operating income of $1.9 million for the nine months ended September 30, 2010. The consolidated statement of operations includes PostRock’s revenue of $2.9 million for the nine months ended September 30, 2011 and PostRock’s operating income of $2.1 million for the nine months ended September 30, 2011. The consolidated statement of operations includes NGAS’s revenue of $10.7 million for the nine months ended September 30, 2011 and NGAS’s operating loss of $2.7 million for the nine months ended September 30, 2011. The consolidated statement of operations includes NuLoch’s revenue of $8.0 million for the nine months ended September 30, 2011 and NuLoch’s operating loss of $1.1 million for the nine months ended September 30, 2011.
The following summary, prepared on a pro forma basis, presents the results of operations for the three and nine months ended September 30, 2011 and 2010, as if the acquisitions of Triad, the PostRock assets, NGAS, and NuLoch, along with transactions necessary to finance the acquisitions, had occurred as of January 1, 2010. This unaudited pro forma information includes the effects of adjustments for interest expense, depreciation and depletion expense, and dividend expense. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

	Three Months
	Ended
	September 30,	Nine Months Ended September 30,
	2010	2011	2010
	(in thousands, except per share data)

Total operating revenue	$22,389	$96,537	$72,075
Total operating costs and expenses	28,115	139,771	100,046

Operating loss	(5,726)	(43,234)	(27,971)
Interest expense and other	(473)	(9,474)	(1,707)

Net loss attributable to Magnum Hunter Resources Corporation	(6,199)	(33,760)	(29,678)
Dividends on preferred stock	(601)	(10,017)	(1,507)

Net loss attributable to common stockholders	$(6800)	$(43,777)	$(31,185)

Loss per common share, basic and diluted	$(0.06)	$(0.34)	$(0.27)

NOTE 6 — DISCONTINUED OPERATIONS
On October 29, 2010, we entered into a definitive purchase and sale agreement for the sale of our 10.0% non-operated working interest in the Cinco Terry oil and gas properties located in Crockett County, Texas, which closed on October 29, 2010. See our 2010 annual report on Form 10-K, as amended, for details. The operating results of the Cinco Terry property for the three and nine months ended September 30, 2010 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below:

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
	(in thousands)	(in thousands)
Oil and Gas Sales and other revenues	$1,703	$4,273
Operating expenses	(898)	(2,287)
Other income (expense)	(115)	(341)

Income from discontinued operations	$690	$1,645

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
As of September 30, 2011, we had the following derivative instruments in place:

Natural Gas	Period	MMBTU/day	Price per MMBTU

Collars	Oct 2011 — Dec 2011	2,143	$5.37 — $7.43
	Jan 2012 — Dec 2012	11,910	$4.58 — $6.42
	Jan 2013 — Dec 2013	12,500	$4.50 — $5.96

Swaps	Oct 2011 — Dec 2011	113	$5.98
	Jan 2012 — Dec 2012	100	$6.15

Ceilings sold (call)	Jan 2014 — Dec 2014	10,000	$6.15

Crude Oil	Period	Bbls/day	Price per Bbl

Collars	Oct 2011 — Dec 2011	1,497	$62.61 — $102.98
	Jan 2012 — Dec 2012	3,259	$75.81 — $98.31
	Jan 2013 — Dec 2013	2,947	$74.82 — $97.21
	Jan 2014 — Dec 2014	947	$85.00 — $91.25
	Jan 2015 — Dec 2015	947	$85.00 — $91.25

Swaps	Oct 2011 — Dec 2011	43	$85.09

Floors sold (put)	Oct 2011 — Dec 2011	147	$60.00
	Jan 2012 — Dec 2012	50	$55.00

Floors purchased	Oct 2011 — Dec 2011	1260	$84.37
	Jan 2012 — Dec 2012	153	$80.00

The following table summarizes the fair value of our derivative contracts as of the dates indicated:

In thousands		Gross Derivative Assets		Gross Derivative Liabilities
Derivatives not designated as hedging		September 30,	December 31,	September 30,	December 31,
instruments	Balance Sheet Classification	2011	2010	2011	2010

Commodity
	Current Assets - Derivatives	$14,552	$—	$(6,875)	$—
	Derivatives and Other Long Term Assets	24,166	—	(15,400)	—
	Derivative and other Current Liabilities	—	1,743	—	(2,462)
	Derivative and other Long Term Liabilities	—	500	—	(559)

Total Commodity		$38,718	$2,243	$(22,275)	$(3,021)

The following tables summarize the net gain (loss) on derivative contracts for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(in thousands)	(in thousands)
Realized (loss)	$(45)	$(554)
Unrealized gain	17,386	17,221

Net gain	$17,341	$16,667

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
	(in thousands)	(in thousands)
Realized gain	$441	$3,529
Unrealized (loss)	(503)	(1,181)

Net gain (loss)	$(62)	$2,348
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
The following table summarizes the Company’s asset retirement obligation transactions during the nine month period ended September 30, 2011:

(in thousands)

Asset retirement obligation at beginning of period	$4,455
Assumed in NGAS acquisition	8,678
Assumed in NuLoch acquisition	1,496
Liabilities incurred	103
Liabilities settled	(8)
Accretion expense	618
Effect of foreign currency exchange	(115)
Revisions in estimated liabilities	(25)

Asset retirement obligation at end of period	15,202
Less: current portion	(495)

Asset retirement obligation at end of period	$14,707

NOTE 9 — NOTES PAYABLE
Notes payable at September 30, 2011 consisted of the following:

September 30, 2011
(in thousands)
Various equipment notes payable with maturity dates April 2012 — August 2021, interest rates of 0.00% — 6.34%	$12,851
Eureka Hunter Pipeline, LLC second lien term loan due August 16, 2018, interest rate of 12.5%	31,000
Second lien term loan due October 13, 2016, interest rate of 8% at September 30, 2011	100,000
Senior revolving credit facility due April 13, 2016, interest rate of 2.95% at September 30, 2011	70,000

$213,851
Less: current portion	(4,344)

Total Long-Term Debt	$209,507

The following table presents the approximate annual maturities of debt:

(in thousands)
2011	$739
2012	4,313
2013	2,813
2014	1,063
Thereafter	204,923

Total	$213,851

Notes Payable
On April 13, 2011 the Company assumed various notes payable for equipment and a building upon the closing of the acquisition of NGAS. The notes have maturity dates ranging from September 2012 to April 2021 and bear interest rates of 0.00% to 5.875%. As of September 30, 2011, there was $6.0 million outstanding on these notes.
In connection with the Triad acquisition in February 2010, the Company assumed various notes payable for equipment which have a principal balance of $6.8 million at September 30, 2011, and are collateralized by the financed equipment.
Eureka Hunter Pipeline, LLC Second Lien Credit Agreement
On August 16, 2011, Eureka Hunter Pipeline, LLC (“Eureka”), a wholly owned subsidiary of the Company, entered into (i) a First Lien Credit Agreement (the “First Lien Agreement”) by and among Eureka and SunTrust Bank, as Administrative Agent (the “Administrative Agent”), and (ii) a Second Lien Term Loan Agreement (the “Second Lien Agreement”), by and among Eureka, PennantPark Investment Corporation (“PennantPark”) and U.S. Bank National Association, as Collateral Agent (the First Lien Agreement and the Second Lien Agreement being collectively referred to as the “Eureka Credit Agreements”).
The First Lien Agreement provides for a revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $100 million (with an initial committed amount of $25 million), secured by a first lien on substantially all of the assets of Eureka. The Second Lien Agreement provides for a $50 million term loan facility (the “Term Loan ”), secured by a second lien on substantially all of the assets of Eureka. The entire $50 million Term Loan must be drawn before any portion of the Revolver can be drawn. The revolver has a maturity date of August 16, 2016, and the term loan has a maturity date of August 16, 2018. On August 16, 2011, Eureka drew down $31 million under the term loan, $21 million of which was distributed to the parent Company to repay existing corporate intercompany indebtedness. Both the Revolver and the Term Loan are non-recourse to the Company.
The terms of the First Lien Agreement provide that the Revolver may be used for (i) revolving loans, (ii) swingline loans in an aggregate amount of up to $5 million at any one time outstanding, or (iii) letters of credit in an aggregate amount of up to $5 million at any one time outstanding. The Revolver provides for a commitment fee of 0.5% per annum based on the unused portion of the commitment under the Revolver.

Borrowings under the Revolver will, at Eureka’s election, bear interest at:
•	a base rate equal to the highest of (i) the prime lending rate announced from time to time by the Administrative Agent, (ii) the then-effective Federal Funds Rate plus 0.5% per annum, or (iii) the Adjusted LIBO Rate (as defined in the First Lien Agreement) for a one-month interest period on such day plus 1.0% per annum, plus an applicable margin ranging from 1.25% to 3.5%; or

•	the Adjusted LIBO Rate, plus an applicable margin ranging from 2.25% to 3.5%.
Borrowings under the Term Loan will bear interest at 9.75% in cash and 2.75% of which may be paid, at the sole option of Eureka, in either shares of $0.01 par value, restricted common stock of the Company or cash.
If an event of default occurs under either the Revolver or the Term Loan, the lenders may increase the interest rate then in effect by an additional 2.0% per annum for the period that the default exists on both the Revolver and the Term Loan.
The Eureka Credit Agreements contain negative covenants that, among other things, restrict the ability of Eureka to, with certain exceptions: (1) incur indebtedness; (2) grant liens; (3) dispose of all or substantially all of its assets or enter into mergers, consolidations, or similar transactions; (4) change the nature of its business; (5) make investments, loans, or advances or guarantee obligations; (6) pay cash dividends or make certain other payments; (7) enter into transactions with affiliates; (8) enter into sale and leaseback transactions; (9) enter into hedging transactions; (10) amend its organizational documents or material agreements; or (11) make certain undisclosed capital expenditures.
The Credit Agreements also require Eureka to satisfy certain financial covenants, including maintaining:
•	a consolidated total debt to capitalization ratio of not more than 60%;

•	a consolidated EBITDA to consolidated interest expense ratio ranging from (i) not less than 1.0 to 1.0 for the fiscal quarter ending March 31, 2012, to (ii) (A) for the Term Loan, not less than 2.75 to 1.0 for the fiscal quarter ending December 31, 2014, and (B) for the Revolver, not less than 3.0 to 1.0 for the fiscal quarter ending December 31, 2014 (if any portion of the Revolver has been drawn);

•	a consolidated total debt to consolidated EBITDA ratio ranging from (i) not greater than 7.0 to 1.0 for the fiscal quarter ending March 31, 2012, to (ii) (A) for the Term Loan, not greater than 4.25 to 1.0 for the fiscal quarter ending December 31, 2014, and (B) for the Revolver, not greater than 4.0 to 1.0 for the fiscal quarter ending June 30, 2014 (if any portion of the Revolver has been drawn); and

•	a ratio of consolidated debt under the Revolver to consolidated EBITDA of (i) for the Term Loan, not greater than 3.5 to 1.0, and (ii) for the Revolver, if any portion of the Revolver has been drawn, not greater than (A) 3.5 to 1.0 for the fiscal quarters ending March 31, 2012 and June 30, 2012, and (B) 3.25 to 1.0 for each fiscal quarter thereafter.
The obligations of Eureka under both the Revolver and the Term Loan may be accelerated upon the occurrence of an Event of Default (as such term is defined in each of the Credit Agreements) under either Credit Agreement. Events of Default include customary events for these types of financings, including, among others, payment defaults, defaults in the performance of affirmative or negative covenants, the inaccuracy of representations or warranties, defaults under the Term Loan (with respect to the Revolver) or the Revolver (with respect to the Term Loan), defaults relating to judgments, material defaults under certain material contracts of Eureka, and defaults by the Company which cause the acceleration of the Company’s debt under its existing senior secured revolving credit facility administered by the Bank of Montreal.
In connection with the Credit Agreements, (i) Eureka and its existing subsidiary, entered into customary ancillary agreements and arrangements, which provide that the obligations of Eureka under the Credit Agreement are secured by substantially all of the assets of Eureka and such subsidiary, consisting primarily of pipelines, pipeline rights-of-way, and a gas processing plant, and (ii) Triad Hunter, LLC, the sole parent of Eureka and a wholly owned subsidiary of the Company, entered into customary ancillary agreements and arrangements, which granted the lenders under the Credit Agreements a non-recourse security interest in Triad’s equity interest in Eureka. As of September 30, 2011, there was $31 million outstanding on the Term Loan and no outstanding balance on the Revolver.
Second Lien Term Loan Credit Agreement
On September 28, 2011, the Company entered into a Second Lien Term Loan Credit Agreement (the "Second Lien Credit Agreement”) by and among the Company, Capital One, N.A., as Administrative Agent, BMO Harris Financing, Inc., as Syndication Agent, Citibank, N.A., as Documentation Agent, BMO Capital Markets Corp. and Capital One, N.A., as Joint Lead Arrangers and Bookrunners, and the lenders party thereto.
The Second Lien Credit Agreement provides for a term loan credit facility (the “Term Loan Facility”) maturing on October 13, 2016, in an aggregate principal amount of $100 million, which was fully drawn on the closing date. Amounts repaid under the Term Loan Facility may not be redrawn in the future.

Borrowings under the Term Loan Facility will, at the Company’s election, bear interest at either: (i) an alternative base rate (“ABR”) equal to the higher of (A) the Prime Rate, (B) the Federal Funds Effective Rate plus 0.5% per annum and (C) the LIBO Rate for a one month interest period in effect on such day plus 1.0%; or (ii) the Adjusted LIBO Rate, which is the rate stated on Reuters BBA Libor Rates LIBOR01, provided that such amount shall not be less than 1.0% per annum through June 30, 2012 and not less than 2.0% per annum for any period after June 30, 2012; plus in each of the cases described in clauses (i) and (ii) above, an applicable margin of 6.0% for ABR loans and 7.0% for Adjusted LIBO Rate loans for periods through June 30, 2012 and 7.0% for ABR loans and 8.0% for Adjusted LIBO Rate loans for periods after June 30, 2012.
Overdue amounts shall bear interest at a rate equal to 2.0% per annum plus the rate applicable to ABR loans.
The Company may elect to prepay amounts due under the Term Loan Facility without penalty during the first 12 months. The Company will be subject to a 2.0% penalty of the principal amount being prepaid during the second year of the Term Loan Facility and a 1.0% penalty of the principal amount being prepaid during the third year of the Term Loan Facility. Any optional prepayments made after the third year of the Term Loan Facility will not be subject to an additional prepayment premium or penalty.
The Company is subject to mandatory prepayments under the Term Loan Facility for certain percentages of the net cash proceeds received as a result of: (i) future issuances of certain debt securities, including those convertible into the Company’s common stock or other equity interests; (ii) sales or other dispositions of the Company’s property and assets subject to customary reinvestment provisions and certain other exceptions; and (iii) future issuances of the Company’s equity interests including its common stock, preferred stock and other convertible securities subject to certain exceptions.
The Second Lien Credit Agreement contains negative covenants that, among others things, restrict the ability of the Company and its restricted subsidiaries to, with certain exceptions: (1) incur indebtedness; (2) grant liens; (3) change the nature of its business; (4) dispose of its assets; (5) enter into mergers, consolidations or similar transactions; (6) make investments, loans or advances; (7) pay cash dividends, unless certain conditions are met, and subject to a “basket” of $20,000,000 per year available for payment of dividends on preferred stock; and (8) enter into transactions with affiliates.
The Second Lien Credit Agreement also requires the Company to satisfy certain financial covenants, including maintaining (1) a ratio of current assets to current liabilities of not less than (a) 0.85 to 1.0 for each fiscal quarter ending on or before March 31, 2012 and (b) 1.0 to 1.0 for each fiscal quarter ending thereafter; (2) a ratio of its Total Reserve Value (as such term is defined in the Second Lien Credit Agreement) to total indebtedness under the Credit Agreement (as defined below) and Second Lien Credit Agreement of not less than 1.5 to 1.0; (3) a ratio of EBITDAX to interest of not less than 2.125 to 1.0 commencing with the fiscal quarter ending September 30, 2011; and (4) a ratio of total debt to EBITDAX of not more than (a) 5.25 to 1.0 for the fiscal quarter ending September 30, 2011, and (b) 4.75 to 1.0 for each fiscal quarter ending thereafter.
The obligations of the Company under the Second Lien Credit Agreement may be accelerated upon the occurrence of an Event of Default (as such term is defined in the Second Lien Credit Agreement). Events of Default include customary events for a financing agreement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants, the material inaccuracy of representations or warranties, bankruptcy or related defaults, defaults on other indebtedness of the Company, defaults relating to judgments and the occurrence of a Change in Control (as such term is defined in the Second Lien Credit Agreement), which includes instances where a third party becomes the beneficial owner of 30% or more of the Company’s outstanding equity interests.
The Company’s obligations under the Second Lien Credit Agreement have been secured by the grant of a second priority lien on substantially all of the assets of the Company and its restricted subsidiaries, including the oil and gas properties of the Company and its restricted subsidiaries.
In connection with the Second Lien Credit Agreement, the Company and its restricted subsidiaries also entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities of the Company arising under or in connection with the Second Lien Credit Agreement are unconditionally guaranteed by such restricted subsidiaries.
Senior Credit Facility
On April 13, 2011, the Company entered into a Second Amended and Restated Credit Agreement, (the “Senior Credit Facility” or “revolving credit facility”). The Senior Credit Facility amended and restated, in its entirety, that certain Amended and Restated Credit Agreement dated February 12, 2010.

The Senior Credit Facility provides for an asset-based, senior secured revolving credit facility maturing April 13, 2016. The initial borrowing base was set at $120 million upon the completion of the Company’s acquisition of NGAS. The borrowing base was subsequently increased to $145 million upon the completion of the Company’s acquisition of NuLoch, which closed on May 3, 2011. The revolving credit facility is governed by a semi-annual borrowing base redetermination derived from the Company’s proved crude oil and natural gas reserves, and based on such redeterminations, the borrowing base may be decreased or may be increased up to a maximum commitment level of $250 million. The borrowing base is subject to such periodic redeterminations commencing November 1, 2011.
The facility may be used for loans and, subject to a $10,000,000 sublimit, letters of credit. The facility provides for a commitment fee of 0.5% based on the unused portion of the borrowing base under the facility.
Borrowings under the facility will, at the Company’s election, bear interest at either: (i) an alternate base rate (“ABR”) equal to the higher of (A) the Prime Rate, (B) the Federal Funds Effective Rate plus 0.5% per annum and (C) the LIBO Rate for a one month interest period on such day plus 1.0%; or (ii) the adjusted LIBO Rate, which is the rate stated on Reuters BBA Libor Rates LIBOR01 market for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for eurocurrency liabilities, plus, in each of the cases described in clauses (i) and (ii) above, an applicable margin ranging from 1.25% to 2.75% for ABR loans and from 2.25% to 3.75% for adjusted LIBO Rate loans.
If an event of default occurs and is continuing, the lenders may increase the interest rate then in effect by an additional 2% per annum plus the rate applicable to ABR loans.
The Senior Credit Facility contains negative covenants that, among other things, restrict the ability of the Company to, with certain exceptions: (1) incur indebtedness; (2) grant liens; (3) make certain payments; (4) change the nature of its business; (5) dispose of all or substantially all of its assets or enter into mergers, consolidations or similar transactions; (6) make investments, loans or advances; (7) pay cash dividends, unless certain conditions are met, and subject to a “basket” of $20,000,000 per year available for payment of dividends on preferred stock; and (8) enter into transactions with affiliates. The Second Restated Credit Agreement also requires the Company to satisfy certain financial covenants, including maintaining (1) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0; (2) a ratio of EBITDAX to interest of not less than 2.5 to 1.0; and (3) a ratio of total debt to EBITDAX of not more than (a) 4.5 to 1.0 for the fiscal quarters ending June 30, 2011 and September 30, 2011 and (b) 4.0 to 1.0 for each fiscal quarter ending thereafter. The Company is also required to enter into certain commodity hedging agreements pursuant to the terms of the facility which is satisfied at September 30, 2011.
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
Subject to certain permitted liens, the Company’s obligations under the Senior Credit Facility have been secured by the grant of a first priority lien on no less than 80% of the value of the proved oil and gas properties of the Company and its subsidiaries, which liens include those properties acquired through the acquisition of NGAS, and additional liens were granted on the properties acquired upon the closing of the NuLoch acquisition.
In connection with the facility, the Company and certain of its subsidiaries also entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities of the Company arising under or in connection with the facility are unconditionally guaranteed by such subsidiaries.
On July 13, 2011, the Company entered into the first amendment of our Senior Credit Facility to increase our borrowing base available under the facility by $25 million from $145 million to $170 million effective June 30, 2011, an increase of 17% in the borrowing base. Other amendments to the facility include the elimination of interest rate floor provisions.
On August 15, 2011, the Company entered into the Second Amendment (the “Second Amendment”) to our Senior Credit Facility, as amended.
Pursuant to the Second Amendment, the Company’s borrowing base was initially increased from $170 million to $187.5 million. The Second Amendment also modifies certain provisions restricting the Company’s ability to declare dividends on its outstanding capital stock to allow (i) for dividends payable in the form of the issuance of common or preferred stock, warrants, options or other rights or interests and (ii) for the payment of up to $500,000 to pay cash in lieu of fractional shares in connection with any stock splits or reverse stock splits.

On September 28, 2011, the Company entered into the Third Amendment (the “Third Amendment ”) to our Senior Credit Facility, as amended.
Pursuant to the Third Amendment and in connection with the Company entering into the Second Lien Credit Agreement, the Company’s borrowing base was resized to $167.5 million from $187.5 million. The Third Amendment also provides that the borrowing base shall automatically be reduced by $0.30 for each $1.00 of the principal amount of any senior unsecured notes issued by the Company in the future which proceeds are not used to repay the Term Loan Facility under the Second Lien Credit Agreement. The Third Amendment permitted the Company to enter into the Second Lien Credit Agreement and grant liens with respect thereto, and the possible future issuance of senior unsecured notes in an amount not to exceed $300 million. The Third Amendment also modified the financial covenant that currently requires the Company to maintain a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0 by increasing such ratio to 1.05 to 1.0 if the Term Loan Facility is not repaid in full by June 30, 2012. At September 30, 2011, the Company had loans outstanding under the Senior Credit Facility of $70 million.
NOTE 10 —SHARE BASED COMPENSATION
We recognized share-based compensation expense of $7.9 million and $19.9 million for the three and nine months ended September 30, 2011, and we recognized $1.0 million and $5.2 million for the three and nine months ended September 30, 2010.
A summary of common stock option and stock appreciation rights activity for the nine months ended September 30, 2011 is presented below:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at beginning of period	12,779,282	$2.65
Granted	5,492,792	$7.82
Exercised	(5,284,250)	$0.89
Cancelled	(260,575)	$2.73

Outstanding at end of period	12,727,249	$5.61

Exercisable at end of period	5,098,125	$3.97

A summary of the Company’s non-vested common stock options as of September 30, 2011 is presented below.

Non-vested Common Stock Options	Shares
Non-vested at beginning of period	5,215,532
Granted	5,492,792
Vested	(2,820,125)
Cancelled	(259,075)

Non-vested at end of period	7,629,124

Total unrecognized compensation cost related to the non-vested common stock options was $14.2 million and $2.1 million as of September 30, 2011 and 2010, respectively. The cost at September 30, 2011, is expected to be recognized over a weighted-average period of 1.53 years. At September 30, 2011, the aggregate intrinsic value for common stock options was $5.3 million and the weighted average remaining contract life was 6.40 years.

The assumptions used in the fair value method calculation for the nine months ended September 30, 2011 are disclosed in the following table:

Nine Months Ended
September 30, 2011 (1)
Weighted average value per common stock option granted during the period (2)	$4.33
Assumptions (3):
Weighted average stock price volatility	64.46%
Weighted average risk free rate of return	2.06%
Weighted average expected term	6.42 years

(1)	Our estimated future forfeiture rate is zero.

(2)	Calculated using the Black-Scholes fair value based method for service and performance based grants and the Lattice Model for market based grants.

(3)	We have not paid dividends on our common stock.
In addition, the Company has issued restricted stock to certain employees and directors. A summary of the Company’s non-vested restricted shares as of September 30, 2011 is presented below:

		Weighted
		Average Price
Non-vested Shares	Shares	Per Share
Non-vested at December 31, 2010	300,074	$4.43
Granted	13,319	7.51
Vested	(93,319)	2.38
Forfeited	—	—

Non-vested at September 30, 2011	220,074	$5.48

Total unrecognized compensation cost related to the above non-vested, restricted shares amounted to $870,000 and $56,000 as of September 30, 2011 and 2010, respectively. The cost at September 30, 2011, is expected to be recognized over a weighted-average period of 2.14 years.
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
Common Stock
During the nine months ended September 30, 2011, the Company issued 120,100 shares of the Company’s common stock in connection with share-based compensation which has fully vested to senior management and officers of the Company. This includes 12,792 shares which had previously vested as of December 31, 2010.
During the nine months ended September 30, 2011, the Company issued 1,713,598 shares of common stock in open market transactions at an average price of $8.27 per share pursuant to an “At the Market” sales agreement (ATM) we have with our sales agent for total net proceeds of approximately $13.9 million. Sales of shares of our common stock by our sales agent have been made in privately negotiated transactions or in any method permitted by law deemed to be an “At The Market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at negotiated prices, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE or sales made through a market maker other than on an exchange. Our sales agent has made all sales using commercially reasonable efforts consistent with its normal sales and trading practices on mutually agreed upon terms between our sales agent and us.
On January 14, 2011, the Company issued 946,314 shares of common stock valued at approximately $7.5 million based on a closing stock price of $7.97 as consideration on the closing of the second phase of the PostRock acquisition.
On April 13, 2011, the Company issued 6,635,478 shares of common stock valued at approximately $53 million based on a closing stock price of $7.99 as consideration on the closing of the acquisition of NGAS. In connection with the NGAS acquisition, the

Company issued 350,626 shares of common stock valued at approximately $2.8 million to NGAS employees as change in control payments.
On May 3, 2011, the Company issued 38,131,846 shares of common stock valued at approximately $282.2 million based on a closing stock price of $7.40 as consideration on the closing of the acquisition of NuLoch.
During the nine months ended September 30, 2011, the Company issued 807,760 shares of the Company’s common stock upon the exercise of warrants for total proceeds of approximately $2.4 million.
During the nine months ended September 30, 2011, the Company issued 5,284,250 common shares upon the exercise of fully vested common stock options for proceeds of approximately $4.7 million.
During the nine months ended September 30, 2011, the Company issued 497,753 common shares upon the exchange of exchangeable shares of MHR Exchangeco Corporation, an indirect wholly-owned Canadian subsidiary of the Company which we originally issued as part of the NuLoch Acquisition.
During the nine months ended September 30, 2011, the Company issued 166,000 common shares as payment of a commitment and transaction fee for the initial funding of the term loan of Eureka Hunter.
Exchangeable Common Stock
On May 3, 2011, in connection with the acquisition of NuLoch, the Company issued 4,275,998 exchangeable shares of MHR Exchangeco Corporation, which are exchangeable for shares of the Company at a one for one ratio. The shares of MHR Exchangeco Corporation were valued at approximately $31.6 million. Each exchangeable share is exchangeable for one share of our common stock at any time after issuance at the option of the holder and will be redeemable at the option of the Company, through Exchangeco, after one year or upon the earlier of certain specified events. During the nine months ended September 30, 2011, 497,753 of the exchangeable shares have been exchanged for common shares of the Company. As of September 30, 2011, 3,778,245 exchangeable shares were outstanding.
Series C Cumulative Perpetual Preferred Stock
During the nine months ended September 30, 2011, the Company sold 1,190,544 shares of our 10.25% Series C Cumulative Perpetual Preferred Stock, under our ATM sales agreement for net proceeds of $29.1 million. The sales during the nine months ended September 30, 2011 have fully subscribed the authorized 4,000,000 shares of Series C Cumulative Perpetual Preferred Stock. During the nine months ended September 30, 2011, the Company paid dividends of $7.7 million to holders of our Series C Cumulative Perpetual Preferred Stock. The Series C Preferred Stock cannot be converted into common stock of the Company but may be redeemed by the Company, at the Company’s option, on or after December 14, 2011. The Series C Preferred Stock is recorded as temporary equity because a forced redemption, upon certain circumstances as a result of a change in control of the Company, is outside the Company’s control.
Series D Cumulative Preferred Stock
During the nine months ended September 30, 2011, the Company sold 1,421,237 shares of our 8.0% Series D Cumulative Preferred Stock with a liquidation preference of $50.00 per share, of which 400,000 were sold in an underwritten offering and 1,021,237 were sold under the ATM sales agreement, for net proceeds of $65.0 million. The Series D Preferred Stock cannot be converted into common stock of the Company but may be redeemed by the Company, at the Company’s option, on or after March 14, 2014 for par value or $50.00 per share or in certain circumstances prior to such date as a result of a change in control of the Company. The Company pays cumulative dividends on the Series D Preferred Stock at a fixed rate of 8.0% per annum of the $50.00 per share liquidation preference. During the nine months ended September 30, 2011, the Company paid dividends of $2.3 million to holders of our Series D Cumulative Preferred Stock.
Common Stock Warrants
During the nine months ended September 30, 2011, 771,812 of our $3.00 common stock warrants and 35,948 of our $2.50 common stock warrants were exercised for total combined proceeds of approximately $2.4 million, and 15,000 of our $3.00 common stock warrants expired.
On April 13, 2011, at the time of the NGAS acquisition, NGAS had 4,609,038 warrants outstanding which were converted, based on the exchange ratio of 0.0846, to 389,924 warrants exercisable for Magnum Hunter common stock. The warrants had a cash out option, which remained available to the holder for 30 days from the date of the acquisition, based on fair market value of the warrants at April 13, 2011. The Company paid cash of $1.0 million upon exercise of the cash out option on the warrants exercisable for 251,536 shares of the Company’s common stock. At September 30, 2011, common stock warrants exercisable for 138,388 shares of the Company’s common stock, valued at approximately $190,000 were outstanding. The warrants consisted of 97,780 warrants with an exercise price of $15.13 and 40,608 warrants with an exercise price of $19.04.
On August 13, 2011, the Company declared a dividend to be paid in the form of one common stock warrant for every ten shares held by holders of record of our common stock and exchangeable shares of MHR Exchangeco Corporation on August 31, 2011. The Company issued 12,875,093 common stock warrants to common stock holders and 378,174 warrants to holders of MHR Exchangeco Corporation exchangeable shares. Each warrant entitles the holder to purchase one share of the Company’s common stock for an initial exercise price of $10.50 and expires on October 14, 2013. The fair market value of the warrants was $6.9 million. The warrants were accounted for as a reduction of additional paid-in capital rather than reduction of retained earnings because the Company has an accumulated deficit position.
NOTE 12 — RELATED PARTY TRANSACTIONS
We rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Gary C. Evans, our Chairman and CEO. Airplane rental expenses totaled $160,000 and $388,000, for the three and nine months ended September 30, 2011, respectively and $149,000 and $337,000 for the three and nine month period ended September 30, 2010, respectively.
We obtained accounting services and use of office space from GreenHunter Energy, Inc., an entity for which Mr. Evans is an officer and major shareholder and for which Ronald Ormand, our Chief Financial Officer and a director, is also a director. Professional services expenses totaled $66,000 and $107,000, for the three and nine months ended September 30, 2011, respectively, and $30,000 and $90,000 for the three and nine months ended September 30, 2010, respectively. All accounting services are now managed entirely by Magnum Hunter employees.
We entered into a one year lease for a corporate apartment from an executive of the Company who was transferred for monthly rent of $4,500 for use by Company employees. During the three and nine months ended September 30, 2011, the Company paid rent of $14,000 and $23,000, respectively, pertaining to the lease.
During the nine months ended September 30, 2011, Triad Hunter, LLC, a wholly owned subsidiary of the Company, rented storage tanks for disposal water from GreenHunter Energy, Inc., an entity for which Mr. Evans is an officer and major shareholder and for which Mr. Ormand is also a director. Storage costs totaled $230,000 for the three and nine months ended September 30, 2011 and $0 for the three and nine months ended September 30, 2010. Terms for the storage rental are comparable to those that could be obtained from third parties in the marketplace.
As of September 30, 2011, our net accounts payable to Pilatus Hunter, LLC was $48,000 and our net accounts payable to GreenHunter Energy, Inc. was $66,000.
On October 13, 2011, the Company purchased an office building for $1.7 million from GreenHunter Energy, Inc., an entity for which Mr. Evans is an officer and major shareholder and for which Mr. Ormand is a director. In conjunction with the purchase, the Company entered into a term note with a financial institution for $1.4 million due on November 30, 2017. The building houses the accounting functions of Magnum Hunter and the building purchase enabled the Company to terminate the previous services arrangement described above.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
On September 25, 2010 the Company entered into a twelve month drilling contract. Our remaining maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, was approximately $46,000 as of September 30, 2011.
On May 24, 2011, the Company entered into a total depth drilling contract. Our remaining maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, was $315,000 as of September 30, 2011.
On June 24, 2011, the Company entered into a forty month drilling contract from July 1, 2011, through October 31, 2014. Our remaining maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, was approximately $18.0 million as of September 30, 2011.
On June 29, 2011, the Company entered into a twelve month drilling contract. Our remaining maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, was approximately $3.0 million as of September 30, 2011.

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
We have outstanding employment agreements with four of our officers for terms ranging up to twelve months. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were all terminated without cause, was approximately $963,000 at September 30, 2011.
NOTE 14 — CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS
The Company and certain of its wholly-owned subsidiaries including Eagle Ford Hunter, Inc., Triad Hunter, LLC, Hunter Disposal, LLC, NGAS Hunter, LLC, Williston Hunter ND LLC, and MHR Acquisition III, LLC (collectively “Guarantor Subsidiaries”), may fully and unconditionally guarantee the obligations of the Company under any debt securities that it may issue pursuant to a universal shelf registration statement, on a joint and several basis, on Form S-3. Condensed consolidating financial information for Magnum Hunter Resources Corporation, the Guarantor Subsidiaries, and its other subsidiaries as of September 30, 2011 and December 31, 2010, and for the three and nine months ended September 30, 2011 and 2010, was as follows:
Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Balance Sheets
(in thousands)

	As of September 30, 2011
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$17,567	$30,143	$11,168	$—	$58,878
Intercompany accounts receivable	597,078	—	—	(597,078)	—
Property and equipment (using successful efforts accounting)	12,168	419,775	566,164	—	998,107
Investment in subsidiaries	199,191	—	—	(199,191)	—
Other assets	16,977	774	2,828	—	20,579

Total Assets	$842,981	$450,692	$580,160	$(796,269)	$1,077,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$16,957	$68,364	$30,251	$—	$115,572
Intercompany accounts payable	—	150,984	446,094	(597,078)	—
Long-term liabilities	170,253	18,549	132,944	—	321,746
Redeemable preferred stock	100,000	—	—	—	100,000
Shareholders’ equity	555,770	212,796	(29,129)	(199,191)	540,246

Total Liabilities and Stockholders’ Equity	$842,980	$450,693	$580,160	$(796,269)	$1,077,564

	As of December 31, 2010
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$4,809	$6,436	$1,881	$—	$13,126
Intercompany accounts receivable	131,691	—	—	(131,691)	—
Property and equipment (using successful efforts accounting)	12,049	149,647	70,905	—	232,601
Investment in subsidiaries	80,877	—	—	(80,877)	—
Other assets	2,723	512	5	—	3,240

Total Assets	$232,149	$156,595	$72,791	$(212,568)	$248,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$24,852	$13,480	$5,903	$—	$44,235
Intercompany accounts payable	—	56,326	75,365	(131,691)	—
Long-term liabilities	24,386	3,023	3,765	—	31,174
Redeemable preferred stock	70,236	—	—	—	70,236
Shareholders’ equity	112,675	83,766	(12,242)	(80,877)	103,322

Total Liabilities and Stockholders’ Equity	$232,149	$156,595	$72,791	$(212,568)	$248,967

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Operations
(in thousands)

	For the Three Months Ended September 30, 2011
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$242	$21,058	$11,969	$(830)	$32,439
Expenses	(1,675)	20,548	12,614	(831)	30,656

Loss from continuing operations before equity in net income of subsidiary	1,917	510	(645)	1	1,783
Equity in net income of subsidiary	83	—	—	(83)	—

Gain (loss) from continuing operations before income taxes and non-controlling interest	2,000	510	(645)	(82)	1,783
Income tax benefit	—	—	272	—	272
Less: Net income attributable to non-conrolling interest	—	—	(55)	—	(55)

Net income (loss) from continuing operations attributable to Magnum Hunter Resources Corporation	2,000	510	(428)	(82)	2,000

Net loss	2,000	510	(428)	(82)	2,000
Dividends on preferred stock	(3,952)	—	—	—	(3,952)

Net income (loss) attributable to common shareholders	$(1,952)	$510	$(428)	$(82)	$(1,952)

	For the Three Months Ended September 30, 2010
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$284	$5,389	$2,707	$(460)	$7,920
Expenses	5,289	4,751	2,729	(460)	12,309

Income (loss)from continuing operations before equity in net losses of subsidiary	(5,005)	638	(22)	—	(4,389)
Equity in net loss of subsidiary	592	—	—	(592)	—

Gain (loss)from continuing operations before income taxes and non-controlling interest	(4,413)	638	(22)	(592)	(4,389)
Less: Net income attributable to non-conrolling interest	—	—	(26)	—	(26)

Net loss from continuing operations attributable to Magnum Hunter Resources Corporation	(4,413)	638	(48)	(592)	(4,415)
Income from discontinued operations	690				690

Net income (loss)	(3,723)	638	(48)	(592)	(3,725)
Dividends on preferred stock	(601)	—	—	—	(601)

Net income (loss)attributable to common shareholders	$(4,324)	$638	$(48)	$(592)	$(4,326)

	For the Nine Months Ended September 30, 2011
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$857	$58,512	$23,065	$(2,334)	$80,100
Expenses	31,208	48,374	22,880	(2,334)	100,128

Income (loss) from continuing operations before equity in net income of subsidiary	(30,351)	10,138	185	—	(20,028)
Equity in net income of subsidiary	10,621	—	—	(10,621)	—

Gain (loss) from continuing operations before income taxes and non-controlling interest	(19,730)	10,138	185	(10,621)	(20,028)
Income tax benefit	—	—	470	—	470
Less: Net income attributable to non-conrolling interest	—	—	(172)	—	(172)

Net income (loss) from continuing operations attributable to Magnum Hunter Resources Corporation	(19,730)	10,138	483	(10,621)	(19,730)

Net income (loss)	(19,730)	10,138	483	(10,621)	(19,730)

Dividends on preferred stock	(10,017)	—	—	—	(10,017)

Net income (loss) attributable to common shareholders	$(29,747)	$10,138	$483	$(10,621)	$(29,747)

	For the Nine Months Ended September 30, 2010
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$1,008	$15,173	$8,486	$(1,690)	$22,977
Expenses	18,103	12,885	8,288	(1,690)	37,586

Gain (loss) from continuing operations before equity in net losses of subsidiary	(17,095)	2,288	198	—	(14,609)
Equity in net loss of subsidiary	2,392	—	—	(2,392)	—

Gain (loss) from continuing operations before non-controlling interest	(14,703)	2,288	198	(2,392)	(14,609)
Less: Net income attributable to non-conrolling interest	—	—	(91)	—	(91)

Net income (loss) from continuing operations attributable to Magnum Hunter Resources Corporation	(14,703)	2,288	107	(2,392)	(14,700)

Income from discontinued operations	1,645	—	—	—	1,645

Net income (loss)	(13,058)	2,288	107	(2,392)	(13,055)

Dividends on preferred stock	(1,310)	—	—	—	(1,310)

Net loss attributable to common shareholders	$(14,368)	$2,288	$107	$(2,392)	$(14,365)

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
(in thousands)

	For the Nine Months Ended September 30, 2011
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities	$(150,913)	$124,354	$36,816	$—	$10,257
Cash flow from investing activities	(80,160)	(124,113)	(69,246)	—	(273,519)
Cash flow from financing activities	236,565	(278)	34,827	—	271,114

Effect of exchange rate changes on cash	—	—	(231)	—	(231)

Net increase (decrease) in cash	5,492	(37)	2,166	—	7,621
Cash at beginning of period	1,556	(1,094)	92	—	554

Cash at end of period	$7,048	$(1,131)	$2,258	$—	$8,175

	For the Nine Months Ended September 30, 2010
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities	$(9,463)	$11,246	$1,862	$—	$3,645
Cash flow from investing activities	(69,576)	(15,594)	(1,950)	—	(87,120)
Cash flow from financing activities	82,185	(64)	(91)	—	82,030

Net decrease in cash	3,146	(4,412)	(179)	—	(1,445)
Cash at beginning of period	(1,707)	3,727	262	—	2,282

Cash at end of period	$1,439	$(685)	$83	$—	$837

NOTE 15 — SUBSEQUENT EVENTS
We sold an additional 4,161 shares of our Series D Cumulative Perpetual Preferred Stock at an average price of $45.11 per share for net proceeds of approximately $184,000, pursuant to our ATM sales agreement subsequent to September 30, 2011, through the date of this report. There are a total of 1,425,398 shares of Series D Preferred Stock outstanding as of the date of this report.
On October 30, 2011, Eureka Hunter, a wholly owned subsidiary of the Company sold its contract for the construction of a cryogenic natural gas processing plant for cash consideration of $15.2 million. The capital gain recognized on this transaction is still being determined.

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
The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors detailed below and discussed in our 2010 Annual Report on Form 10-K, as amended, and subsequent filings. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:
•	global economic and financial market conditions,

•	our business strategy,

•	estimated quantities of oil and gas reserves,

•	uncertainty of commodity prices in oil and gas,

•	disruption of credit and capital markets,

•	our financial position,

•	our cash flow and liquidity,

•	replacing our oil and gas reserves,

•	our inability to retain and attract key personnel,

•	uncertainty regarding our future operating results,

•	uncertainties in exploring for and producing oil and gas,

•	high costs, shortages, delivery delays or unavailability of drilling rigs, equipment, labor or other services,

•	disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas and other processing and transportation considerations,

•	our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations,

•	competition in the oil and gas industry,

•	marketing of oil, gas and natural gas liquids,

•	exploitation of our current asset base or property acquisitions,

•	the effects of government regulation and permitting and other legal requirements,

•	public acceptance or opposition to oil and gas exploration, including hydraulic fracturing, and related legislative or regulatory initiatives,

•	plans, objectives, expectations and intentions contained in this report that are not historical, and

•	other factors discussed in our 2010 Annual Report on Form 10-K, as amended, and subsequent filings, including this Quarterly Report on Form 10-Q.
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
The Company’s new management implemented a business strategy consisting of exploiting the Company’s inventory of lower risk drilling locations and the acquisition of undeveloped leases and long-lived proved reserves with significant exploitation and development opportunities primarily located in unconventional resource plays. As a result of this strategy, the Company has substantially increased its assets and production base through a combination of acquisitions and ongoing development drilling efforts, the Company’s reserves, production, and percentage of operated properties has increased significantly; its inventory of acreage and drilling locations in resource plays has grown substantially and its management team has been expanded to accommodate this growth. Recently, management has focused on further developing and exploiting unconventional resource plays, the acquisition of additional operated properties and the development of associated midstream opportunities directly related to these regions.
Recent Events
PostRock Acquisition. On December 24, 2010, the Company’s subsidiary, Triad Hunter, LLC (“Triad Hunter”) entered into a transaction for the acquisition of certain Marcellus Shale oil and gas properties and leasehold mineral interests located in Wetzel and Lewis Counties, West Virginia from affiliates of PostRock Energy Corporation.
On December 30, 2010, Triad Hunter closed on the first phase of the transaction for $31.0 million consisting of (i) $13.9 million in cash and (ii) approximately 2.3 million newly issued restricted common shares (valued at approximately $17.1 million using a price of $7.58). On January 14, 2011, Triad Hunter closed on the second phase of the transaction for the acquisition of certain Marcellus Shale assets located in Lewis County for a total purchase price of $13.3 million. The purchase price consisted of (i) $5.8 million in cash and (ii) 946,314 newly issued restricted common shares of Magnum Hunter (valued at approximately $7.5 million based on a closing stock price of $7.97). On June 16, 2011, Triad Hunter closed on the third phase of the transaction for the acquisition of certain Marcellus Shale assets located in Lewis County for a total purchase price of $4.9 million in cash before considering applicable adjustments.
Wetzel County, West Virginia Asset Acquisition. On April 7, 2011, Triad Hunter entered into an agreement with Windsor Marcellus LLC, pursuant to which Triad Hunter agreed to purchase certain oil and gas properties and leasehold mineral interests and related assets located in Wetzel County, West Virginia (the “Windsor Assets”) for total consideration of $20.0 million in cash. The closing of the acquisition of the Windsor Assets occurred on April 7, 2011. The Windsor Assets also include approximately 2,225 net contiguous acres. The fair value of the net assets acquired from Windsor, based on our preliminary assessment, approximated the $20.0 million in consideration paid.
NGAS Resources Acquisition. On April 13, 2011, the Company completed the acquisition of all of the outstanding common shares of NGAS Resources, Inc, (“NGAS”) for total consideration of approximately $124.5 million consisting of $15.3 million in cash, $53.1 million in debt assumed, 6,986,104 shares of our common stock valued at approximately $55.8 million (based on the closing stock price of $7.99 on April 13, 2011), and $1.2 million in warrant liability, of which $1.0 million was paid out upon exercise of the cash option and 138,388 warrants are outstanding that are exercisable for common stock of the Company. Including the repayment at closing of debt assumed, total cash payments in connection with the acquisition were $62.3 million. The Company has liquidated NGAS into a wholly owned subsidiary of the Company, NGAS Hunter, LLC, and changed the name of its subsidiary NGAS Production Co. to Magnum Hunter Production, Inc. Additionally, the name of another subsidiary, NGAS Securities, Inc. was changed to Energy Hunter Securities, Inc. The fair value of the net assets acquired from NGAS, based on our preliminary assessment, approximated the $124.5 million in consideration paid.
NuLoch Resources Acquisition. On May 3, 2011, the Company completed the acquisition of all of the outstanding common shares of NuLoch Resources, Inc, (“NuLoch”) for total consideration of approximately $430.5 million consisting of 38,131,848 shares of our common stock and 4,275,998 exchangeable shares of MHR Exchangeco Corporation, an indirect wholly-owned Canadian subsidiary of the Company, which are exchangeable for shares of Company common stock, with a combined value of approximately $313.8 million (based on the closing stock price of $7.40 on May 3, 2011), $18.8 million in debt assumed, and deferred tax liability of approximately $97.9 million. The company has changed the name of NuLoch to Williston Hunter Canada, Inc. and its subsidiary NuLoch America Corporation to Williston Hunter, Inc. The fair value of the net assets acquired from NuLoch, based on our preliminary assessment, approximated the $430.5 million in consideration paid.
Senior Credit Facility. On April 13, 2011, the Company entered into a Second Amended and Restated Credit Agreement, (the “Senior Credit Facility” or “revolving credit facility”). The Senior Credit Facility amended and restated, in its entirety, that certain Amended and Restated Credit Agreement dated February 12, 2010.
The Senior Credit Facility provides for an asset-based, senior secured revolving credit facility maturing April 13, 2016. The initial borrowing base was set at $120 million upon the completion of the Company’s acquisition of NGAS. The borrowing base was subsequently increased to $145 million upon the completion of the Company’s acquisition of NuLoch, which closed on May 3, 2011. The revolving credit facility is governed by a semi-annual borrowing base redetermination derived from the Company’s proved crude oil and natural gas reserves, and based on such redeterminations, the borrowing base may be decreased or may be increased up to a maximum commitment level of $250 million. The borrowing base is subject to such periodic redeterminations commencing November 1, 2011.
The facility may be used for loans and, subject to a $10,000,000 sublimit, letters of credit. The facility provides for a commitment fee of 0.5% based on the unused portion of the borrowing base under the facility.
Borrowings under the facility will, at the Company’s election, bear interest at either: (i) an alternate base rate (“ABR”) equal to the higher of (A) the Prime Rate, (B) the Federal Funds Effective Rate plus 0.5% per annum and (C) the LIBO Rate for a one month interest period on such day plus 1.0%; or (ii) the adjusted LIBO Rate, which is the rate stated on Reuters BBA Libor Rates LIBOR01 market for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for eurocurrency liabilities, plus, in each of the cases described in clauses (i) and (ii) above, an applicable margin ranging from 1.25% to 2.75% for ABR loans and from 2.25% to 3.75% for adjusted LIBO Rate loans.
If an event of default occurs and is continuing, the lenders may increase the interest rate then in effect by an additional 2% per annum for the period that the default exists plus the rate applicable to ABR loans.
The Senior Credit Facility contains negative covenants that, among other things, restrict the ability of the Company to, with certain exceptions: (1) incur indebtedness; (2) grant liens; (3) make certain payments; (4) change the nature of its business; (5) dispose of all or substantially all of its assets or enter into mergers, consolidations or similar transactions; (6) make investments, loans or advances; (7) pay cash dividends, unless certain conditions are met, and subject to a “basket” of $20,000,000 per year available for payment of dividends on preferred stock; and (8) enter into transactions with affiliates. The Second Restated Credit Agreement also requires the Company to satisfy certain financial covenants, including maintaining (1) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0; (2) a ratio of EBITDAX to interest of not less than 2.5 to 1.0; and (3) a ratio of total debt to EBITDAX of not more than (a) 4.5 to 1.0 for the fiscal quarters ending June 30, 2011 and September 30, 2011 and (b) 4.0 to 1.0 for each fiscal quarter ending thereafter.. The Company is also required to enter into certain commodity hedging agreements pursuant to the terms of the facility.

The obligations of the Company under the facility may be accelerated upon the occurrence of an event of default. Events of default include customary events for a financing agreement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants, the inaccuracy of representations or warranties, bankruptcy or related defaults, defaults relating to judgments and the occurrence of a change in control of the company.
Subject to certain permitted liens, the Company’s obligations under the Senior Credit Facility have been secured by the grant of a first priority lien on no less than 80% of the value of the proved oil and gas properties of the Company and its subsidiaries, which liens include those properties acquired through the acquisition of NGAS, and additional liens were granted on the properties acquired upon the closing of the NuLoch acquisition.
In connection with the facility, the Company and certain of its subsidiaries also entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities of the Company arising under or in connection with the facility are unconditionally guaranteed by such subsidiaries.
On July 13, 2011, the Company entered into the first amendment of our Senior Credit Facility to increase our borrowing base available under the facility by $25 million from $145 million to $170 million effective June 30, 2011, an increase of 17% in the borrowing base. Other amendments to the facility include the elimination of interest rate floor provisions.
On August 15, 2011, the Company entered into the Second Amendment (the “Second Amendment”) to our Senior Credit Facility, as amended. Pursuant to the Second Amendment, the Company’s borrowing base was increased from $170 million to $187.5 million.
On September 28, 2011, the Company entered into the Third Amendment (the “Third Amendment”) to our Senior Credit Facility, as amended.
Pursuant to the Third Amendment and in connection with the Company entering into the Second Lien Credit Agreement, the Company’s borrowing base was resized to $167.5 million from $187.5 million. The Third Amendment permits the Company entering into the Second Lien Credit Agreement with the amount of $100 million and granting liens with respect thereto, and the possible future issuance of senior unsecured notes in an amount not to exceed $300 million. The Third Amendment also provides that the borrowing base shall automatically be reduced by $0.30 for each $1.00 of the principal amount of any senior unsecured notes issued by the Company in the future which proceeds are not used to repay the Term Loan Facility under the Second Lien Credit Agreement. The Third Amendment also modifies the financial covenant that currently requires the Company to maintain a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0 by increasing such ratio to 1.05 to 1.0 if the Term Loan Facility is not repaid in full by June 30, 2012. The Third Amendment also amends certain other provisions of the Senior Credit Facility as set forth therein.
Second Lien Term Loan Credit Agreement. On September 28, 2011, the Company entered into a Second Lien Term Loan Credit Agreement (the “Second Lien Credit Agreement”) by and among the Company, Capital One, N.A., as Administrative Agent, BMO Harris Financing, Inc., as Syndication Agent, Citibank, N.A., as Documentation Agent, BMO Capital Markets Corp. and Capital One, N.A., as Joint Lead Arrangers and Bookrunners, and the lenders party thereto.
The Second Lien Credit Agreement provides for a term loan credit facility (the “Term Loan Facility”) maturing on October 13, 2016, in an aggregate principal amount of $100 million, which was fully drawn on the closing date and at September 30, 2011. Amounts repaid under the Term Loan Facility may not be redrawn in the future.
Borrowings under the Term Loan Facility will, at the Company’s election, bear interest at either: (i) an alternative base rate (“ABR”) equal to the higher of (A) the Prime Rate, (B) the Federal Funds Effective Rate plus 0.5% per annum and (C) the LIBO Rate for a one month interest period in effect on such day plus 1.0%; or (ii) the Adjusted LIBO Rate, which is the rate stated on Reuters BBA Libor Rates LIBOR01, provided that such amount shall not be less than 1.0% per annum through June 30, 2012 and not less than 2.0% per annum for any period after June 30, 2012; plus in each of the cases described in clauses (i) and (ii) above, an applicable margin of 6.0% for ABR loans and 7.0% for Adjusted LIBO Rate loans for periods through June 30, 2012 and 7.0% for ABR loans and 8.0% for Adjusted LIBO Rate loans for periods after June 30, 2012.
Overdue amounts shall bear interest at a rate equal to 2.0% per annum plus the rate applicable to ABR loans.
The Company may elect to prepay amounts due under the Term Loan Facility without penalty during the first 12 months. The Company will be subject to a 2.0% penalty of the principal amount being prepaid during the second year of the Term Loan Facility and a 1.0% penalty of the principal amount being prepaid during the third year of the Term Loan Facility. Any optional prepayments made after the third year of the Term Loan Facility will not be subject to an additional prepayment premium or penalty.

The Company is subject to mandatory prepayments under the Term Loan Facility for certain percentages of the net cash proceeds received as a result of: (i) future issuances of certain debt securities, including those convertible into the Company’s common stock or other equity interests; (ii) sales or other dispositions of the Company’s property and assets subject to customary reinvestment provisions and certain other exceptions; and (iii) future issuances of the Company’s equity interests including its common stock, preferred stock and other convertible securities subject to certain exceptions.
The Second Lien Credit Agreement contains negative covenants that, among others things, restrict the ability of the Company and its restricted subsidiaries to, with certain exceptions: (1) incur indebtedness; (2) grant liens; (3) change the nature of its business; (4) dispose of its assets; (5) enter into mergers, consolidations or similar transactions; (6) make investments, loans or advances; (7) pay cash dividends, unless certain conditions are met, and subject to a “basket” of $20,000,000 per year available for payment of dividends on preferred stock; and (8) enter into transactions with affiliates.
The Second Lien Credit Agreement also requires the Company to satisfy certain financial covenants, including maintaining (1) a ratio of current assets to current liabilities of not less than (a) 0.85 to 1.0 for each fiscal quarter ending on or before March 31, 2012 and (b) 1.0 to 1.0 for each fiscal quarter ending thereafter; (2) a ratio of its Total Reserve Value (as such term is defined in the Second Lien Credit Agreement) to total indebtedness under the Credit Agreement (as defined below) and Second Lien Credit Agreement of not less than 1.5 to 1.0; (3) a ratio of EBITDAX to interest of not less than 2.125 to 1.0 commencing with the fiscal quarter ending September 30, 2011; and (4) a ratio of total debt to EBITDAX of not more than (a) 5.25 to 1.0 for the fiscal quarter ending September 30, 2011 and (b) 4.75 to 1.0 for each fiscal quarter ending thereafter.
The obligations of the Company under the Second Lien Credit Agreement may be accelerated upon the occurrence of an Event of Default (as such term is defined in the Second Lien Credit Agreement). Events of Default include customary events for a financing agreement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants, the material inaccuracy of representations or warranties, bankruptcy or related defaults, defaults on other indebtedness of the Company, defaults relating to judgments and the occurrence of a Change in Control (as such term is defined in the Second Lien Credit Agreement), which includes instances where a third party becomes the beneficial owner of 30% or more of the Company’s outstanding equity interests.
The Company’s obligations under the Second Lien Credit Agreement have been secured by the grant of a second priority lien on substantially all of the assets of the Company and its restricted subsidiaries, including the oil and gas properties of the Company and its restricted subsidiaries.
In connection with the Second Lien Credit Agreement, the Company and its restricted subsidiaries also entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities of the Company arising under or in connection with the Second Lien Credit Agreement are unconditionally guaranteed by such restricted subsidiaries.
Eureka Hunter, LLC Credit Facility. On August 16, 2011, Eureka Hunter Pipeline, LLC (“Eureka”), a wholly owned subsidiary of the Company, entered into (i) a First Lien Credit Agreement (the "Revolver Agreement”) by and among Eureka, the lenders party thereto from time to time, and SunTrust Bank, as Administrative Agent (the “Administrative Agent”), and (ii) a Second Lien Term Loan Agreement (the “Term Loan Agreement ”), by and among Eureka, PennantPark Investment Corporation (“PennantPark”) and the other lenders party thereto from time to time, and U.S. Bank National Association, as Collateral Agent (the First Lien Agreement and the Second Lien Agreement being collectively referred to as the “Eureka Hunter Agreements ”).
The First Lien Agreement provides for the Revolver in an aggregate principal amount of up to $100 million (with an initial committed amount of $25 million), secured by a first lien on substantially all of the assets of Eureka. The Second Lien Agreement provides for a $50 million Term Loan, secured by a second lien on substantially all of the assets of Eureka. The entire $50 million of the Term Loan must be drawn before any portion of the Revolver is drawn. The Revolver has a maturity date of August 16, 2016, and the term loan has a maturity date of August 16, 2018. On August 16, 2011, Eureka drew $31 million under the term loan, $21 million of which was distributed to the Company to repay existing corporate indebtedness. Both the revolver and the term loan are non-recourse to the Company.
The terms of the First Lien Agreement provide that the Revolver may be used for (i) revolving loans, (ii) swingline loans in an aggregate amount of up to $5 million at any one time outstanding, or (iii) letters of credit in an aggregate amount of up to $5 million at any one time outstanding. The Revolver provides for a commitment fee of 0.5% per annum based on the unused portion of the commitment under the Revolver.
Borrowings under the Revolver will, at Eureka’s election, bear interest at:
•	a base rate equal to the highest of (A) the prime lending rate announced from time to time by the Administrative Agent, (B) the then-effective Federal Funds Rate plus 0.5% per annum, or (C) the Adjusted LIBO Rate (as defined in the First Lien

Agreement) for a one-month interest period on such day plus 1.0% per annum, plus an applicable margin ranging from 1.25% to 3.5%; or

•	the Adjusted LIBO Rate, plus an applicable margin ranging from 2.25% to 3.5%.
Borrowings under the Term Loan will bear interest at 9.75% per annum in cash, plus 2.75% of which may be paid, at the sole option of Eureka, in cash or in shares of $0.01 par value, restricted common stock of the Company.
If an event of default occurs under either the Revolver or the Term Loan, the lenders may increase the interest rate then in effect by an additional 2.0% per annum for the period that the default exists on both the Revolver and the Term Loan.
The Eureka Hunter Credit Agreements contain negative covenants that, among other things, restrict the ability of Eureka to, with certain exceptions: (1) incur indebtedness; (2) grant liens; (3) dispose of all or substantially all of its assets or enter into mergers, consolidations, or similar transactions; (4) change the nature of its business; (5) make investments, loans, or advances or guarantee obligations; (6) pay cash dividends or make certain other payments; (7) enter into transactions with affiliates; (8) enter into sale and leaseback transactions; (9) enter into hedging transactions; (10) amend its organizational documents or material agreements; or (11) make certain undisclosed capital expenditures.
The Eureka Hunter Credit Agreements also require Eureka to satisfy certain financial covenants, including maintaining:
•	a consolidated total debt to capitalization ratio of not more than 60%;

•	a consolidated EBITDA to consolidated interest expense ratio ranging from (i) not less than 1.0 to 1.0 for the fiscal quarter ending March 31, 2012, to (ii) (A) for the Term Loan, not less than 2.75 to 1.0 for the fiscal quarter ending December 31, 2014, and (B) for the Revolver, not less than 3.0 to 1.0 for the fiscal quarter ending December 31, 2014 (if any portion of the Revolver has been drawn);

•	a consolidated total debt to consolidated EBITDA ratio ranging from (i) not greater than 7.0 to 1.0 for the fiscal quarter ending March 31, 2012, to (ii) (A) for the Term Loan, not greater than 4.25 to 1.0 for the fiscal quarter ending December 31, 2014, and (B) for the Revolver, not greater than 4.0 to 1.0 for the fiscal quarter ending June 30, 2014 (if any portion of the Revolver has been drawn); and

•	a ratio of consolidated debt under the Revolver to consolidated EBITDA of (i) for the Term Loan, not greater than 3.5 to 1.0, and (ii) for the Revolver, if any portion of the Revolver has been drawn, not greater than (A) 3.5 to 1.0 for the fiscal quarters ending March 31, 2012 and June 30, 2012, and (B) 3.25 to 1.0 for each fiscal quarter thereafter.
The obligations of Eureka under both the Revolver and the Term Loan may be accelerated upon the occurrence of an Event of Default (as such term is defined in each of the Credit Agreements) under either Credit Agreement. Events of Default include customary events for these types of financings, including, among others, payment defaults, defaults in the performance of affirmative or negative covenants, the inaccuracy of representations or warranties, defaults under the Term Loan (with respect to the Revolver) or the Revolver (with respect to the Term Loan), defaults relating to judgments, material defaults under certain material contracts of Eureka, and defaults by the Company which cause the acceleration of the Company’s debt under its existing senior secured revolving credit facility administered by the Bank of Montreal.
In connection with the Credit Agreements, (i) Eureka and its existing subsidiary, entered into customary ancillary agreements and arrangements, which provide that the obligations of Eureka under the Credit Agreement are secured by substantially all of the assets of Eureka and such subsidiary, consisting primarily of pipelines, pipeline rights-of-way, and a gas processing plant, and (ii) Triad Hunter, LLC, the sole parent of Eureka and a wholly owned subsidiary of the Company, entered into customary ancillary agreements and arrangements, which granted the lenders under the Credit Agreements a non-recourse security interest in Triad’s equity interest in Eureka.
As of September 30, 2011, there was $31.0 million outstanding on the Eureka Hunter Term Loan.
Sale of Cryogenic Natural Gas Processing Plant. On October 30, 2011, Eureka, a wholly owned subsidiary of the Company sold its contract for the construction of a cryogenic natural gas processing plant for cash consideration of $15.2 million as more fully described below. The gain recognized on the sale is still being determined.
Processing Agreement. Eureka Hunter Pipeline, LLC and Triad Hunter, LLC, which are wholly owned subsidiaries of the Company, entered into definitive services agreements to provide for long-term midstream processing and related services in the liquids-rich Marcellus Shale. This will include natural gas produced in Northwestern West Virginia that is gathered through the Eureka Hunter Pipeline System, including equity production for Triad Hunter and other third party producers.
Pursuant to the Agreements, Eureka Hunter has sold its under-construction 200 MMCFE per day capacity Thomas Russell cryogenic natural gas processing plant to MarkWest Liberty. MarkWest Liberty will now install this new plant, to be named the “Mobley 2”

plant, adjacent to MarkWest’s 120 MMCFE per day capacity gas processing plant named the “Mobley 1” plant. Mobley 1 is currently anticipated to be in commercial operation in the second quarter of 2012. Mobley 2 is expected to be in service sometime during the third quarter of 2012. The completion of both Mobley plants will increase MarkWest Liberty’s total gas processing capacity in this region by 320 MMCFE per day. Natural gas liquids handling services will be provided by MarkWest Liberty, with fractionation services anticipated to be handled at its Houston, Pennsylvania processing and fractionation complex.
Eureka Hunter plans to extend its 20 inch gas gathering system to the Mobley processing complex on or before May 1, 2012 in order to begin delivering unprocessed natural gas production to both Mobley Plants for processing. Eureka Hunter will be gathering both Triad Hunter’s and other third parties’ natural gas production for delivery to MarkWest Liberty’s Mobley processing complex. Initial delivery volumes from Eureka Hunter to the Mobley complex are currently estimated to be in the 50 — 75 MMBTU per day range. Additionally, natural gas production processed at the Mobley complex will be able to access both the Columbia Gas Transmission and the Equitrans interstate pipeline systems.
The Agreements also include a mutual cooperation agreement between Eureka Hunter and MarkWest Liberty whereby both companies have agreed to jointly develop critical natural gas related services to support Marcellus Shale producers in a significant portion of Northwest West Virginia.
Equity Financings. We raised substantial cash in the total amount of $119.5 million in gross proceeds through equity transactions during 2011 through November 5, 2011. Those transactions included:
•	$14.2 million in gross proceeds from common equity issuance in 2011 through November 5, 2011 (at an average price of $8.27 per share)

•	$29.8 million in gross proceeds from the issuance of our 10.25% Series C Cumulative Perpetual Preferred Stock, at a price of $25.00 per share during 2011 through November 5, 2011

•	$7.1 million in gross proceeds from the exercise of warrants and common stock options for 2011 through November 5, 2011

•	$68.4 million in gross proceeds from the issuance of our 8.0% Series D Cumulative Preferred Stock for 2011 through November 5, 2011
We plan to continue raising both preferred and common equity in the future depending on our capital expenditure program, acquisition activities, and the overall capital market.

Results of Operations
The following table sets forth summary information regarding oil, natural gas and NGLs, revenues, production, average product prices and average production costs and expenses for the three and nine months ended September 30, 2011 and 2010, respectively. See a glossary of terms used below the table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues (in thousands)
Oil	$16,633	$5,301	$44,278	$15,900
Gas	6,935	1,277	18,255	3,747
NGLs	1,979	—	3,022	—

Total oil and gas sales	$25,547	$6,578	$65,555	$19,647

Field operations revenue (in thousands)	$7,794	$1,342	$13,789	$3,330
Field operations expense (in thousands)	5,954	1,300	10,184	3,143

Production
Oil (MBbls)	198	77	497	225
Gas (MMcfs)	1,535	260	3,706	719
NGL (MBbls)	31	—	57	—
Total (MBoe)	485	120	1,172	345
Total (Boe/d)	5,270	1,308	4,292	1,264

Average prices
Oil (per Bbl)	$84.03	$68.95	$89.12	$70.61
Gas (per Mcf)	4.52	4.90	4.93	5.21
NGL (per Bbl)	63.73	—	52.84	—
Total average price (per Boe)	$52.69	$54.68	$55.95	$56.94

Costs and expenses (per Boe)
Lease operating expense	$15.69	$22.32	$14.60	$22.56
Severance tax and marketing	3.99	5.39	4.04	5.44
Exploration expense	0.83	2.00	0.97	2.02
General and administrative expense (see Footnote 1 below)	35.84	38.52	40.92	51.88
Depletion, depreciation and accretion	25.75	14.85	24.60	17.06

(1)	General and administrative expense includes:

(i)	acquisition related expenses of $424,000 ($0.87 per Boe) for the three months in 2011 and $20,000 ($0.16 per Boe) for the three months in 2010

(ii)	acquisition related expenses of $8.3 million ($7.05 per Boe) for the nine months in 2011 and $1.4 million ($4.10 per Boe) for the nine months in 2010

(iii)	non-cash stock compensation of $7.9 million ($16.39 per Boe) for the three months in 2011 and $1.0 million ($8.55 per Boe) for the three months in 2010

(iv)	non-cash stock compensation of $20.0 million ($17.09 per Boe) for the nine months in 2011 and $5.2 million ($14.93 per Boe) for the nine months in 2010
Glossary of terms used:
Bbl. One stock tank barrel, of 42 U.S. gallons liquid volume, used herein to reference oil or condensate.
MBbl. Thousand barrels of oil or condensate.
Mcf. Thousand cubic feet of natural gas.
MMBtu. Million British thermal units.

MMcf. Million cubic feet of natural gas.
Boe. Barrels of oil equivalent, converts at rate of six Mcf equals one Boe.
MBoe. Thousand barrels of oil equivalent.
/d. “Per day” when used with volumetric units or dollars.
NGLs. Natural Gas Liquids.
Three Months Ending September 30, 2011 and 2010
Oil and gas production. Oil and gas production increased 303% to 485 MBoe for the three months ended September 30, 2011, from 120 MBoe for the three months ended September 30, 2010. Production for the 2011 period was approximately 47% oil and NGLs and 53% natural gas as compared to 64% oil and 36% natural gas for the 2010 period. Our average daily production (on a Boe basis) increased 303% to 5,270 Boe per day (“Boepd”) for the 2011 period compared to 1,308 Boe per day for the 2010 period. The increase in production is primarily attributable to the acquisitions of NGAS and NuLoch as well as our drilling programs in the Marcellus, Bakken, and Eagle Ford Shales. Eagle Ford and Marcellus production accounted for 59 and 84 Mboe, respectively, of the production increase in the third quarter of 2011. Our production increases were partially offset by shut in production in our Williston Hunter division due to adverse weather related issues and in our Eagle Ford division due to transitioning a number of flowing wells to artificial lift. These shut-ins decreased production by approximately 50 Mboe or approximately 543 Boepd during the quarter. Inclusion of the production from NGAS and NuLoch acquisitions resulted in an increase of approximately 147 and 79 Mboe, respectively. We successfully completed 2 gross (0.9 net) horizontal wells in the Eagle Ford Shale, 3 gross (3 net) wells in the Marcellus Shale, and 14 gross (3.06 net) wells in the Williston Basin during the three months ended September 30, 2011. We expect our oil and gas production to continue to increase significantly during the remainder of 2011 due to success achieved in our capital expenditure program.
Oil and gas sales. Oil and gas sales increased $18.9 million, or 288%, for the three months ended September 30, 2011 to $25.5 million from $6.6 million for the three months ended September 30, 2010. The increase in oil and gas sales principally resulted from increased production as described above. The average price we received for our oil production increased $15.08 per barrel (22%) to $84.03 per barrel, while the average price received for gas production decreased $0.38 per Mcf (8%) to $4.52 per Mcf. Of the $18.9 million increase in oil and gas sales, approximately $2.4 million, or 13%, was attributable to an increase in oil prices, net of a decrease in gas prices, while approximately $16.5 million, or 87% of the increase in oil and gas sales was attributable to the increase in production volumes. The prices we receive for our products are generally tied to commodity index prices. We periodically enter into commodity derivative contracts in an attempt to offset some of the variability in prices. (See the discussion of commodity derivative activities in Note 7 to our condensed consolidated financial statements.)
Field operations revenue and expense. Field operations revenue increased 481% to approximately $7.8 million as compared to $1.3 million in the 2010 period. Field operations expense was $6.0 million for the three months ended September 30, 2011 as compared to $1.3 million for the three months ended September 30, 2010. As a result, net field service income increased by $1.8 million for the three months ended September 30, 2011 over the 2010 period with approximately $1.7 million of the increase in income resulting from the operations of the Eureka subsidiary. Field service revenue also includes revenue and expense from services provided to third parties for drilling, well servicing, natural gas transportation, salt water disposal, and operating services.
Lease operating expense. Our lease operating expenses increased $4.9 million, or 183%, for the three months ended September 30, 2011 to $7.6 million ($15.69 per Boe) from $2.7 million ($22.32 per Boe) for the three months ended September 30, 2010. The decline in the operating expense per Boe is due to a combination of the effect of adding new production from lower cost resource plays compared to our legacy fields and acquisition of producing assets with lower per barrel lease operating expenses, and the disposition of certain high lifting cost properties deemed non-core.
Severance taxes and marketing. Our severance taxes increased $1.4 million, or 254%, for the three months ended September 30, 2011, to $1.9 million from $542,000 for the three months ended September 30, 2010. All of the increase in severance taxes was attributable to the increase in oil and gas production volumes. Marketing expenses decreased by $90,000, or 84%, for the three months ended September 30, 2011, to $17,000 from $107,000 for the three months ended September 30, 2010 due to production declines at our existing Williston Basin (non Bakken) properties.
Exploration expense. We incurred $403,000 of exploration expense for the three months ended September 30, 2011, compared to $241,000 for the three months ended September 30, 2010 due to higher geological and geophysical costs as well as delay rentals paid in our Appalachian Basin region.
Depletion, depreciation and accretion. Our depletion, depreciation and accretion expense increased $10.7 million, or 599%, to $12.5 million for the three months ended September 30, 2011 from $1.8 million for the three months ended September 30, 2010 due to increased production in the 2011 period. Our DD&A per Boe increased by $10.91, or 74%, to $25.75 per Boe for the three months ended September 30, 2011, compared to $14.85 per Boe for the three months ended September 30, 2010. The increase in DD&A expense per BOE was primarily attributable to the higher cost to drill and equip our new Eagle Ford, Williston, and Marcellus Shale wells, which are horizontally drilled wells and require more expensive completion techniques.
General and administrative. Our general and administrative expenses (G&A) increased $12.7 million, or 275%, to $17.4 million ($35.84 per Boe) for the three months ended September 30, 2011 from $4.6 million ($38.52 per Boe) for the three months ended September 30, 2010. G&A expenses increased overall during the 2011 period due to expansion activities of the Company. Non-cash stock compensation expense totaled approximately $7.9 million ($16.39 per Boe) for the 2011 period and $1.0 million ($8.55 per boe) for the 2010 period. Also included in G&A in the 2011 period are acquisition related costs of approximately $424,000 which were for legal, consulting and other costs related to the acquisitions of NGAS, Nuloch, and the PostRock assets in second quarter 2011. Acquisition expenses incurred in the 2010 period of $20,000 were related to the acquisition of Triad in February 2010. These costs were expensed due to accounting standards which require that acquisition costs must be expensed rather than capitalized as part of the cost of the asset being acquired for years beginning in 2010. We expect overall G&A costs to increase in the aggregate in 2011, but for recurring, cash G&A expenses to begin to decline on a Boe basis due to significant production growth being experienced by the Company.
Interest expense, net. Our interest expense, net of interest income, increased approximately $1.3 million, or 132% to $2.3 million for the three months ended September 30, 2011, from $1.0 million for the three months ended September 30, 2010. This increase was substantially the result of our higher average debt level during the three months ended September 30, 2011.
Commodity derivative activities. Realized gains and losses from our commodity derivative activity decreased our earnings by approximately $45,000 and increased our earnings by approximately $441,000 for the three months ended September 30, 2011 and 2010, respectively. Realized gains and losses are derived from the relative movement of oil and gas prices on the products we sell in relation to the range of prices in our derivative contracts for the respective three month period. The unrealized gain on commodity derivatives was approximately $17.4 million for the 2011 period and the unrealized loss was $503,000 for the 2010 period. As commodity prices increase, the fair value of the open portion of those positions decreases. As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record all changes in realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts”. Our gain or loss from realized and unrealized derivative contracts was a gain of approximately $17.3 million and a loss of approximately $62,000 for the three months ended September 30, 2011 and 2010, respectively. (See Note 7 to our condensed consolidated financial statements for more information.)
Deferred tax benefit. The Company recorded a deferred tax benefit at the applicable statutory rates of $272,000 during the three months ended September 30, 2011, as a result of the operating loss incurred by Williston Hunter Canada, Inc, and Williston Hunter, Inc during the period. These entities recorded the deferred tax benefit because they are separate tax entities from Magnum Hunter Resources Corporation and its other subsidiaries. There are no deferred tax benefits recorded for Magnum Hunter Resources Corporation and its U.S. based subsidiaries for the three months ended September 30, 2010.
Net income attributable to non-controlling interest. Net income attributable to non-controlling interest was approximately $55,000 for the three months ended September 30, 2011 versus $26,000 for same period in 2010. This represents 12.5% of the gain or loss incurred by our subsidiary, PRC Williston. We record a non-controlling interest in the results of operations of this subsidiary because we are contractually obligated to make distributions to the holders of this interest whenever we make distributions to ourselves from the subsidiary company.
Income/Loss from Continuing Operations. We had income from continuing operations of $2.0 million for the 2011 period versus a loss of $4.4 million for the 2010 period, a change of $6.4 million, or 145%. This change is attributable to an unrealized gain on derivatives of $17.4 million, partially offset by an increase in non-cash stock based compensation of $6.9 million and higher DD&A as a result of our capital drilling program.
Income from Discontinued Operations. On October 29, 2010, we closed on a divestiture of our Cinco Terry properties effective October 1, 2010. We have reclassified $690,000 of Cinco Terry operating income less interest expense to discontinued operations for the three month period ended September 30, 2010. As a result of this divestiture, our previously reported average daily production volume of 455 Boepd from this property for the 2010 period has been excluded from our reported total average daily production volumes.
Dividends on Preferred Stock. Total dividends on our Series B, Series C, and Series D Preferred Stock were approximately $3.9 million for the three months ended September 30, 2011, versus $601,000 for the three months ended September 30, 2010. The Series C Preferred Stock had a stated value of approximately $100 million and $28.8 million at September 30, 2011 and 2010, respectively and carries a cumulative dividend rate of 10.25% per annum. The Series D Preferred Stock had a stated value of $71.1 million and $0 at September 30, 2011 and 2010, respectively and carries a cumulative dividend rate of 8.0% per annum. We redeemed all outstanding shares of Series B Preferred Stock in June 2010.
Net Loss attributable to Common Shareholders. Net loss attributable to common shareholders was $2.0 million in the 2011 period versus $4.3 million in the 2010 period. Our net loss per common share, basic and diluted, was $0.01 per share for the three months ended September 30, 2011, compared to $0.06 per share for the 2010 period. Our weighted average shares outstanding increased by approximately 63.1 million shares, or 93%, to approximately 131 million shares from the 2010 period to the 2011 period. Our net loss per share from continuing operations was $0.01 per share for the three months ended September 30, 2011, versus $0.07 per share for the 2010 period. We had income from discontinued operations of $0.01 per share for the three months ended September 30, 2010 from the Cinco Terry assets, which were sold on October 29, 2010.
Nine Months Ending September 30, 2011 and 2010
Oil and gas production. Oil and gas production increased 240% to 1,172 MBoe for the nine months ended September 30, 2011, from 345 MBoe for the nine months ended September 30, 2010. Production for the 2011 period was approximately 47% oil and NGLs and 53% natural gas compared to 65% oil and 35% natural gas for the 2010 period. Our average daily production increased 240% to 4,292 Boepd for the 2011 period compared to 1,264 Boepd for the 2010 period. The increase in production is primarily attributable to the acquisitions of NGAS and NuLoch as well as our drilling program in the Marcellus, Bakken, and Eagle Ford Shales. Our production increases were partially offset by shut in production in our Williston Hunter division due to adverse weather related issues and in our Eagle Ford division due to installation of new “ESP” downhole pumps. These shut-ins decreased production by approximately 69 Mboe or approximately 750 Boepd during the nine months period. Inclusion of the production from NGAS and NuLoch acquisitions, which increased production by approximately 282 and 108 Mboe, respectively for the nine months period. We successfully completed 8 gross (3.9 net) horizontal wells in the Eagle Ford Shale, 7 gross (5.5 net) wells in the Marcellus Shale, and 31 gross (2.87 net) wells in the North Dakota Williston Basin during the nine months ended September 30, 2011. We expect our oil and gas production to increase significantly during the remainder of 2011 due to success achieved in our capital expenditure program.
Oil and gas sales. Oil and gas sales increased $45.9 million, or 234%, for the nine months ended September 30, 2011 to $65.6 million from $19.6 million for the nine months ended September 30, 2010. The increase in oil and gas sales principally resulted from increased production as described above. The average price we received for our oil production increased $18.51 per barrel (26%) to $89.12 per barrel, while the average price received for gas production decreased $0.28 per Mcf (5%) to $4.93 per Mcf. Of the $45.9 million increase in oil and gas sales, approximately $3.2 million, or 7%, was attributable to an increase in oil prices, net of a decrease in gas prices, while approximately $42.7 million, or 93% of the increase in oil and gas sales was attributable to the increase in production volumes. The prices we receive for our products are generally tied to commodity index prices. We periodically enter into commodity derivative contracts in an attempt to offset some of the variability in prices. (See the discussion of commodity derivative activities in Note 7 to our condensed consolidated financial statements.)
Field operations revenue and expense. Field operations revenue increased 314% to approximately $13.8 million as compared to $3.3 million in the 2010 period. Field operations expense was $10.2 million for the nine months ended September 30, 2011 as compared to $3.1 million for the nine months ended September 30, 2010. As a result, net field service income increased by $3.4 million for the nine months ended September 30, 2011 over the 2010 period. Approximately $3.3 million of the increase in income resulted from the operations of the Eureka subsidiary. Field service revenue also includes revenue and expense from services provided to third parties for drilling, well servicing, natural gas transportation, salt water disposal, and operating services.
Lease operating expense. Our lease operating expenses increased $9.3 million, or 120%, for the nine months ended September 30, 2011 to $17.1 million ($14.60 per Boe) from $7.8 million ($22.56 per Boe) for the nine months ended September 30, 2010. The decline in the per Boe operating expense is due to the effect of adding new production from lower cost resource plays compared to our legacy fields, acquisition of producing assets with lower per barrel lease operating expenses, and the disposition of certain high lifting cost properties deemed non-core.
Severance taxes and marketing. Our severance taxes increased $3.0 million, or 205%, for the nine months ended September 30, 2011, to $4.6 million from $1.5 million for the nine months ended September 30, 2010. All of the increase in severance taxes was attributable to the increase in oil and gas production volumes. Marketing expenses decreased by $222,000, or 59%, for the nine months ended September 30, 2011, to $157,000 from $378,000 for the nine months ended September 30, 2010 due to production declines at our existing Williston Basin (non Bakken) properties.
Exploration expense. We incurred $1.1 million of exploration expense for the nine months ended September 30, 2011, compared to $697,000 for the nine months ended September 30, 2010 due to higher geological and geophysical costs as well as delay rentals paid in our Appalachian Basin region.

Depletion, depreciation and accretion. Our depletion, depreciation and accretion expense increased $22.9 million, or 390%, to $28.8 million for the nine months ended September 30, 2011 from $5.9 million for the nine months ended September 30, 2010 due to increased production in the 2011 period. Our DD&A per Boe increased by $7.53, or 44%, to $24.60 per Boe for the nine months ended September 30, 2011, compared to $17.07 per Boe for the nine months ended September 30, 2010. The increase in DD&A expense per BOE was primarily attributable to the higher cost to drill and equip our new Eagle Ford and Marcellus Shale wells, which are horizontally drilled wells, require more expensive completion techniques than traditional, vertically-drilled wells.
General and administrative. Our general and administrative expenses (G&A) increased $30.0 million, or 168%, to $47.9 million ($40.92 per Boe) for the nine months ended September 30, 2011 from $17.9 million ($51.88 per Boe) for the nine months ended September 30, 2010. G&A expenses increased overall during the 2011 period due to expansion activities of the Company. Non-cash stock compensation expense totaled approximately $20.0 million ($17.09 per Boe) for the 2011 period and $5.2 million ($14.93 per Boe) for the 2010 period. Also included in G&A expenses in the 2011 period are acquisition related costs of approximately $8.3 million which were for legal, consulting and other costs related to the acquisitions of NGAS and Nuloch. Acquisition expenses incurred in the 2010 period of $1.4 million were related to the acquisition of Triad. These costs were expensed due to accounting standards which require that acquisition costs must be expensed rather than capitalized as part of the cost of the asset being acquired for years beginning in 2010. We expect overall G&A costs to increase in the aggregate in 2011, but for recurring, cash based G&A expenses to continue to decline on a Boe basis due to significant production growth being experienced by the company.
Interest expense, net. Our interest expense, net of interest income, increased approximately $4.3 million, or 161% to $7.0 million for the nine months ended September 30, 2011, from $2.7 million for the nine months ended September 30, 2010. Approximately $2.3 million of this increase is the result of a non-cash write off of the unamortized balance of deferred financing fees from the credit facility that was replaced by the Second Amended and Restated Credit Agreement in April 2011. The remaining $2 million of the increase was substantially the result of our higher average debt level during 2011 partially offset by lower interest rates.
Commodity derivative activities. Realized gains and losses from our commodity derivative activity decreased our earnings by approximately $554,000 and increased our earnings by approximately $3.5 million for the nine months ended September 30, 2011 and 2010, respectively. Realized gains and losses are derived from the relative movement of oil and gas prices on the products we sell in relation to the range of prices in our derivative contracts for the respective nine months. The unrealized gain on commodity derivatives was approximately $17.2 million for the 2011 period and the unrealized loss was $1.2 million for the 2010 period. As commodity prices increase, the fair value of the open portion of those positions decreases. As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record all changes in realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts”. Our realized and unrealized derivative contracts generated a gain of approximately $16.7 million and $2.3 million for the nine months ended September 30, 2011 and 2010, respectively. (See Note 7 to our condensed consolidated financial statements for more information.)
Deferred tax benefit. The Company recorded a deferred tax benefit at the applicable statutory rates of $470,000 during the nine months ended September 30, 2011, as a result of the operating loss incurred by Williston Hunter Canada, Inc, and Williston Hunter, Inc. during the period. These entities recorded the deferred tax benefit because they are separate tax entites from Magnum Hunter Resources Corporation and its other subsidiaries. There are no deferred tax benefits recorded for Magnum Hunter Resources Corporation and its U.S. based subsidiaries for the nine months ended September 30, 2010.
Net income attributable to non-controlling interest. Net income attributable to non-controlling interest was approximately $172,000 for the nine months ended September 30, 2011 versus $91,000 for same period in 2010. This represents 12.5% of the income of our subsidiary, PRC Williston. We record a non-controlling interest in the results of operations of this subsidiary because we are contractually obligated to make distributions to the holders of this interest whenever we make distributions to ourselves from the subsidiary company.
Loss from Continuing Operations. We had a loss from continuing operations of $19.7 million for the 2011 period versus a loss of $14.7 million for the 2010 period, an increase of $5.0 million, or 34%. This increase in loss is attributable to a $14.9 million dollar increase in non-cash stock based compensation expense and a $6.8 million increase in expenses related to the acquisitions of NGAS, Nuloch, and other operating assets during the first nine months of the year.
Income from Discontinued Operations. On October 29, 2010, we closed on a divestiture of our Cinco Terry properties effective October 1, 2010. We have reclassified $1.6 million of Cinco Terry operating income less interest expense to discontinued operations for the nine month period ended September 30, 2010. As a result of this divestiture, our previously reported average daily production volume of 368 Boepd from this property for the 2010 period has been excluded from our reported total average daily production volumes.

Dividends on Preferred Stock. Total dividends on our Series B, Series C, and Series D Preferred Stock were approximately $10.0 million for the nine months ended September 30, 2011, versus $1.3 million for the nine months ended September 30, 2010. The Series C Preferred Stock had a stated value of approximately $100 million and $28.8 million at September 30, 2011 and 2010, respectively and carries a cumulative dividend rate of 10.25% per annum. The Series D Preferred Stock had a stated value of $71.1 million and $0 at September 30, 2011 and 2010, respectively and carries a cumulative dividend rate of 8.0% per annum. We redeemed all outstanding shares of Series B Preferred Stock in June 2010.
Net Loss attributable to Common Shareholders. Net loss attributable to common shareholders was $29.7 million in the 2011 period versus $14.4 million in the 2010 period. Our net loss per common share, basic and diluted was $0.28 per share for the nine months ended September 30, 2011, compared to $0.23 per share for the 2010 period. Our weighted average shares outstanding increased by approximately 45 million shares, or 72%, to approximately 106.7 million shares from the 2010 period to the 2011 period principally as a result of the shares issued to acquire NuLoch and NGAS. Our net loss per share from continuing operations was $0.28 per share for the nine months ended September 30, 2011, versus $0.26 per share for the 2010 period. We had income from discontinued operations of $0.03 per share in the 2010 period from the Cinco Terry assets which were sold on October 29, 2010.
Liquidity and Capital Resources
We generally will rely on cash generated from operations, borrowings under our revolving credit facility and, to the extent that credit and capital market conditions will allow, public and private equity and debt offerings to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our revolving credit facility and term loan facility, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity from equity or debt financings beyond our revolving credit facility and term loan facility will be available on acceptable terms, or at all, in the foreseeable future.
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
We intend to fund 2011 capital expenditures, excluding any acquisitions, primarily out of internally-generated cash flows and, as necessary, borrowings under our revolving credit facility and term loan facility, exercises of outstanding common stock options and warrants, and selective issuances of equity securities under our ATM facility. As of September 30, 2011, we had approximately $8.2 million of cash on hand and $97.5 million available to borrow under our revolving credit facility, for total liquidity of approximately $105.7 million on that date. The borrowing base of our senior facility was $167.5 million at September 30, 2011, and the Company had an outstanding loan balance of $70 million under this facility.
On August 16, 2011, Eureka entered into a first lien credit agreement and a second lien term loan. The First Lien Agreement provides for a revolving credit facility in an aggregate principal amount of up to $100 million (with an initial committed amount of $25 million), secured by a first lien on substantially all of the assets of Eureka. The second lien agreement provides for a $50 million term loan facility secured by a second lien on substantially all of the assets of Eureka. The entire $50 million term loan must be drawn before any portion of the Revolver can be drawn. On September 30, 2011, the outstanding loan balance was $31 million on the second lien term loan, and none of the first lien had been drawn down.
There are several factors that will affect our liquidity for the remainder of 2011. We anticipate having increased operating cash flows as a result of the NGAS acquisition and NuLoch acquisition, restored production (from wells shut-in do to weather-related issues) in the Williston Basin, and the successful results of our ongoing drilling program in all three core regions, offset by increased interest expense due to higher debt levels and higher dividend costs due to the issuance of our Series D Preferred Stock. We also expect to have increased salary and other administrative costs associated with the increased number of employees resulting from the acquisitions closed during the first half of 2011 and subsequent acquisition activity of the Company. Our liquidity was improved substantially with the completion of our Term Loan of $100 million on September 28, 2011. As a result, our borrowing base under our Senior Credit Facility was adjusted to $167.5 million from $187.5 million, however total availability increased by approximately $80.0 million. We expect the additional operating cash flows from the new acquisitions, additional liquidity under the Second Amended and Restated Credit Agreement, and cash provided by the issuance of equity securities in 2011 to provide the cash necessary to meet all currently budgeted operating and capital expenditure requirements for the remainder of the 2011 fiscal year.

The following table summarizes our sources and uses of cash for the periods noted:

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Cash flows provided by operating activities	$10,257	$3,645
Cash flows used in investing activities	(273,519)	(87,120)
Cash flows provided by financing activities	271,114	82,030

Effect of foreign currency translation	(231)	—

Net increase (decrease) in cash and cash equivalents	$7,621	$1,445

Operating Activities
In comparing the nine month periods ended September 30, 2011 and 2010, our cash flows from operations increased by approximately $6.6 million due mainly to improved operating results before depreciation and depletion expense.
Investing Activities
Our cash flows used in investing activities for the nine months ended September 30, 2011 were $273.5 million, which primarily were a result of the acquisition and capital expenditures activity undertaken by the Company during the period. The Company used $60.4 million in cash in the NGAS acquisition, net of cash acquired of $1.9 million and $18.1 million in cash in the Nuloch acquisition, net of cash acquired of $640,000. During the nine months ended September 30, 2011, we used $2.8 million of cash for deposits on equipment, and we received proceeds from the sale of assets of $9.5 million. During the nine months ended September 30, 2011, we used $201.6 million in cash for capital expenditures which includes $20 million in cash for the acquisition of the Wetzel County assets from Windsor Marcellus, LLC, $4.9 million in cash in the third phase of the acquisition of assets from PostRock, and $176.7 million for capital expenditures under our 2011 capital expenditures budget as described below.
Our cash flows used in investing activities for the nine months ended September 30, 2010 were primarily for the Triad Acquisition of approximately $59.5 million. Capital expenditures of $38.4 million of which $10.3 million were accrued for at September 30, 2010, consisted of approximately $12.4 million for the acquisition of undeveloped leasehold interests, primarily in the Eagle Ford Shale in South Texas and the Marcellus Shale in West Virginia, approximately $11.8 million for exploratory drilling in South Texas and West Virginia, approximately $7 million in development drilling in our Cinco Terry, North Dakota, and East Chalkley fields, and approximately $7.2 million in pipeline and other development expenditures in the 2010 period. We also received refund for advances of approximately $1.4 million, had proceeds from sale of assets of approximately $50,000, and made deposits of approximately $980,000 in the 2010 period.
Financing Activities
We borrowed $408.6 million under our revolving credit facility and other debt agreements and made principal repayments of $234.0 million during the 2011 period In the 2011 period, we realized $7.1 million from the exercise of common stock options and warrants. We issued 1,190,544 shares of our Series C Cumulative Perpetual Preferred Stock in the 2011 period for net proceeds of $29.1 million, and we issued 1,421,237 shares of our Series D Preferred Stock in the 2011 period for net proceeds of $65.0 million. We also paid dividends of $10.0 million and used cash of $8.5 million for payment of deferred financing costs during the 2011 period.
We borrowed $72.0 million and repaid $35.0 million under our revolving credit facility in the 2010 period. The amount borrowed under the revolving credit facility in 2010 was principally used to fund the Triad acquisition. We spent approximately $2.6 million in the 2010 period for deferred financing costs on the amendment and restatement of our revolving credit facility and the expansion of our borrowing base to $75.0 million. We received approximately $580,000 in proceeds from other loans in the 2010 period, and repaid approximately $779,000 of other loans in the 2010 period. We received approximately $24.4 million net from the issuance of approximately 8,533,000 shares of our common stock, approximately $13.8 million from exercise of approximately 242,000 of our $3.00 common stock warrants, 4,830,000 of our $2.00 common stock warrants, and 1,362,504 of our $2.50 common stock warrants and approximately $22.9 million net from the issuance of 938,791 shares our Series C Perpetual Preferred Stock in the 2010 period. We also paid approximately $11.3 million upon redemption of 3,000,000 shares of our Series B Preferred Stock and issued 1,000,000 shares of common stock upon conversion of 1,000,000 shares of our Series B Preferred Stock, approximately $1.3 million in dividends on our Series B and Series C Perpetual Preferred Stock, and approximately $116,000 for surrendered stock options in the 2010.

2011 Capital Expenditures
The following table summarizes our estimated capital expenditures of $255 million excluding acquisitions for 2011. We intend to fund 2011 capital expenditures, excluding any acquisitions, primarily out of internally-generated cash flows and, as necessary, borrowings under our revolving credit facility.

Year Ending
December 31,
2011
(In thousands)
Williston Basin
Shale drilling	$70,000
Appalachian Basin
Marcellus Shale drilling	70,000
Eureka Hunter Pipeline	40,000
Eagle Ford
Eagle Ford Shale Drilling	75,000

Total capital expenditures	$255,000

Through September 30, 2011, we have spent $151.6 million on upstream and $50.0 million on midstream capital projects. Our capital expenditure budget for 2011 is subject to change depending upon a number of factors, including economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the results of our development and exploration efforts, the availability of sufficient capital resources for drilling prospects, our financial results, the availability of leases on reasonable terms and our ability to obtain permits for the drilling locations.
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
Second Amended and Restated Credit Agreement
On April 13, 2011, we entered into a Second Amended and Restated Credit Agreement which increased the maximum commitment to $250 million. The borrowing base was established at $145 million, and the initial borrowing base was set at $120 million upon the completion of the Company’s acquisition of NGAS Resources, Inc, which closed April 13, 2011. The borrowing base increased to $145 million upon the closing of the Company’s acquisition of Williston Basin focused NuLoch Resources, Inc, which closed on May 3, 2011.
On July 13, 2011, we entered into the First Amendment to the Second Amended and Restated Credit Agreement effective June 30, 2011. The First Amendment increased the Company’s borrowing base to $170 million.
The Second Restated Credit Agreement provides for a semi-annual redetermination of the borrowing base, which is based on the value assigned to the Company’s proved crude oil and natural gas reserves as determined by third party engineering consultants. The New Borrowing Base was established based upon the proved reserve values as of December 31, 2010, from a combination of NGAS’s, NuLoch’s and the Company’s total proved reserves. Based on values assigned to crude oil and natural gas properties which may be either acquired or drilled over time, the Company’s borrowing base may increase up to the maximum $250 million commitment level. The Second Restated Credit Agreement replaces Magnum Hunter’s $150 million three-year term secured revolving credit facility, which had a borrowing base of $71.5 million. The Second Restated Credit Agreement also provides for an interest rate margin ranging from LIBOR plus 3.25% depending on the level of outstanding borrowings at any given time under the Second Restated Credit Agreement, which is a lower cost of funds that the prior senior bank facility.
On August 15, 2011, the Company entered into the Second Amendment (the “Second Amendment”) to our Senior Credit Facility, as amended.
Pursuant to the Second Amendment, the Company’s borrowing base was initially increased from $170 million to $187.5 million. The Second Amendment also revises the definition of “Applicable Margin” and associated borrowing base utilization grid to modify (a) the margin interest rate for Eurodollar loans from a range of 2.25% to 3.25% per annum to a range of 2.25% to 3.75% per annum and (b) the margin interest rate for ABR loans from a range of 1.25% to 2.25% per annum to a range of 1.25% to 2.75% per annum. Rates charged from time to time under the borrowing base utilization grid within each applicable range are determined by the Company’s percentage of utilization of the then established borrowing base.
On September 28, 2011, the Company entered into the Third Amendment (the “Third Amendment ”) to our Senior Credit Facility, as amended.
Pursuant to the Third Amendment and in connection with the Company entering into the Second Lien Credit Agreement, the Company’s borrowing base was resized to $167.5 million from $187.5 million. The Third Amendment permits the Company entering into the Second Lien Credit Agreement in the amount of $100 million and granting liens with respect thereto, and the possible future issuance of senior unsecured notes in an amount not to exceed $300 million. The Third Amendment also provides that the borrowing base shall automatically be reduced by $0.30 for each $1.00 of the principal amount of any senior unsecured notes issued by the Company in the future which proceeds are not used to repay the Term Loan Facility under the Second Lien Credit Agreement. The Third Amendment also modifies the financial covenant that currently requires the Company to maintain a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0 by increasing such ratio to 1.05 to 1.0 if the Term Loan Facility is not repaid in full by June 30, 2012. The Third Amendment also amends certain other provisions of the Senior Credit Facility as set forth therein.
Covenants
The Second Restated Credit Agreement requires the Company to satisfy certain affirmative financial covenants, including maintaining (i) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 and 1.0, (ii) a ratio of EBITDAX to interest of not less than 2.5 to 1.0, and (iii) a ratio of total debt to EBITDAX of not more than (a) 4.5 to 1.0 for the fiscal quarters ending June 30, 2011 and September 30, 2011 and (b) 4.0 to 1.0 for each fiscal quarter ending thereafter. The Company is also required to enter into certain commodity hedging agreements pursuant to the terms of the Second Restated Credit Agreement which is satisfied at September 30, 2011.
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
Eureka Hunter Pipeline, LLC Second Lien Credit Agreement
On August 16, 2011, Eureka Hunter Pipeline, LLC (“Eureka”), a wholly owned subsidiary of the Company, entered into (i) a First Lien Credit Agreement (the “ First Lien Agreement ”) by and among Eureka, the lenders party thereto from time to time, and (ii) a Second Lien Term Loan Agreement (the “ Second Lien Agreement ”), by and among Eureka, PennantPark Investment Corporation (“ PennantPark ”) and the other lenders party thereto from time to time, and the First Lien Agreement and the Second Lien Agreement being collectively referred to as the “Eureka Credit Agreements ”).
The First Lien Agreement provides for a revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $100 million (with an initial committed amount of $25 million), secured by a first lien on substantially all of the assets of Eureka. The Second Lien Agreement provides for a $50 million term loan facility (the “Term Loan ”), secured by a second lien on substantially all of the assets of Eureka. The entire $50 million Term Loan must be drawn before any portion of the Revolver is drawn. The revolver has a maturity date of August 16, 2016, and the term loan has a maturity date of August 16, 2018. On August 16, 2011, Eureka drew $31 million under the term loan, $21 million of which was distributed to the Company to repay existing corporate indebtedness. Both the Revolver and the Term Loan are non-recourse to the Company.
The terms of the First Lien Agreement provide that the Revolver may be used for (i) revolving loans, (ii) swingline loans in an aggregate amount of up to $5 million at any one time outstanding, or (iii) letters of credit in an aggregate amount of up to $5 million at any one time outstanding.
Second Lien Term Loan Credit Agreement
On September 28, 2011, the Company entered into a Second Lien Term Loan Credit Agreement (the "Second Lien Credit Agreement”) by and among the Company, Capital One, N.A., as Administrative Agent, BMO Harris Financing, Inc., as Syndication Agent, Citibank, N.A., as Documentation Agent, BMO Capital Markets Corp. and Capital One, N.A., as Joint Lead Arrangers and Bookrunners, and the lenders party thereto.
The Second Lien Credit Agreement provides for a term loan credit facility (the “Term Loan Facility”) maturing on October 13, 2016, in an aggregate principal amount of $100 million, which was fully drawn on the closing date. Amounts repaid under the Term Loan Facility may not be redrawn in the future.

Borrowings under the Term Loan Facility will, at the Company’s election, bear interest at either: (i) an alternative base rate (“ABR”) equal to the higher of (A) the Prime Rate, (B) the Federal Funds Effective Rate plus 0.5% per annum and (C) the LIBO Rate for a one month interest period in effect on such day plus 1.0%; or (ii) the Adjusted LIBO Rate, which is the rate stated on Reuters BBA Libor Rates LIBOR01, provided that such amount shall not be less than 1.0% per annum through June 30, 2012 and not less than 2.0% per annum for any period after June 30, 2012; plus in each of the cases described in clauses (i) and (ii) above, an applicable margin of 6.0% for ABR loans and 7.0% for Adjusted LIBO Rate loans for periods through June 30, 2012 and 7.0% for ABR loans and 8.0% for Adjusted LIBO Rate loans for periods after June 30, 2012.
Overdue amounts shall bear interest at a rate equal to 2.0% per annum plus the rate applicable to ABR loans.
The Company may elect to prepay amounts due under the Term Loan Facility without penalty during the first 12 months. The Company will be subject to a 2.0% penalty of the principal amount being prepaid during the second year of the Term Loan Facility and a 1.0% penalty of the principal amount being prepaid during the third year of the Term Loan Facility. Any optional prepayments made after the third year of the Term Loan Facility will not be subject to an additional prepayment premium or penalty.
The Company is subject to mandatory prepayments under the Term Loan Facility for certain percentages of the net cash proceeds received as a result of: (i) future issuances of certain debt securities, including those convertible into the Company’s common stock or other equity interests; (ii) sales or other dispositions of the Company’s property and assets subject to customary reinvestment provisions and certain other exceptions; and (iii) future issuances of the Company’s equity interests including its common stock, preferred stock and other convertible securities subject to certain exceptions.
The Second Lien Credit Agreement contains negative covenants that, among others things, restrict the ability of the Company and its restricted subsidiaries to, with certain exceptions: (1) incur indebtedness; (2) grant liens; (3) change the nature of its business; (4) dispose of its assets; (5) enter into mergers, consolidations or similar transactions; (6) make investments, loans or advances; (7) pay cash dividends, unless certain conditions are met, and subject to a “basket” of $20,000,000 per year available for payment of dividends on preferred stock; and (8) enter into transactions with affiliates.
The Second Lien Credit Agreement also requires the Company to satisfy certain financial covenants, including maintaining (1) a ratio of current assets to current liabilities of not less than (a) 0.85 to 1.0 for each fiscal quarter ending on or before March 31, 2012 and (b) 1.0 to 1.0 for each fiscal quarter ending thereafter; (2) a ratio of its Total Reserve Value (as such term is defined in the Second Lien Credit Agreement) to total indebtedness under the Credit Agreement (as defined below) and Second Lien Credit Agreement of not less than 1.5 to 1.0; (3) a ratio of EBITDAX to interest of not less than 2.125 to 1.0 commencing with the fiscal quarter ending September 30, 2011; and (4) a ratio of total debt to EBITDAX of not more than (a) 5.25 to 1.0 for the fiscal quarter ending September 30, 2011 and (b) 4.75 to 1.0 for each fiscal quarter ending thereafter.
The obligations of the Company under the Second Lien Credit Agreement may be accelerated upon the occurrence of an Event of Default (as such term is defined in the Second Lien Credit Agreement). Events of Default include customary events for a financing agreement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants, the material inaccuracy of representations or warranties, bankruptcy or related defaults, defaults on other indebtedness of the Company, defaults relating to judgments and the occurrence of a Change in Control (as such term is defined in the Second Lien Credit Agreement), which includes instances where a third party becomes the beneficial owner of 30% or more of the Company’s outstanding equity interests.
The Company’s obligations under the Second Lien Credit Agreement have been secured by the grant of a second priority lien on substantially all of the assets of the Company and its restricted subsidiaries, including the oil and gas properties of the Company and its restricted subsidiaries.
In connection with the Second Lien Credit Agreement, the Company and its restricted subsidiaries also entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities of the Company arising under or in connection with the Second Lien Credit Agreement are unconditionally guaranteed by such restricted subsidiaries.

Related Party Transactions
We rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Gary C. Evans, our Chairman and CEO. Airplane rental expenses totaled $160,000 and $388,000, for the three and nine months ended September 30, 2011, respectively and $149,000 and $337,000 for the three and nine month period ended September 30, 2010, respectively.
We obtained accounting services and use of office space from GreenHunter Energy, Inc., an entity for which Mr. Evans is an officer and major shareholder and for which Ronald P. Ormand, our Chief Financial Officer and a director, is also a director. Professional services expenses totaled $66,000 and $107,000, for the three and nine months ended September 30, 2011, respectively, and $30,000 and $90,000 for the three and nine months ended September 30, 2010, respectively. All accounting services are now managed entirely by Magnum Hunter employees.
We entered into a one year lease for a corporate apartment from an executive of the Company who was transferred for monthly rent of $4,500 for use by Company employees. During the three and nine months ended September 30, 2011, the Company paid rent of $14,000 and $23,000, respectively, pertaining to the lease.
During the nine months ended September 30, 2011, Triad Hunter, LLC, a wholly owned subsidiary of the Company, rented storage tanks for disposal water from GreenHunter Energy, Inc., an entity for which Mr. Evans is an officer and major shareholder and for which Mr. Ormand is also a director. Storage costs totaled $230,000 for the three and nine months ended September 30, 2011 and $0 for the three and nine months ended September 30, 2010. Terms for the storage rental are comparable to those that could be obtained from third parties in the marketplace.
As of September 30, 2011, our net accounts payable to Pilatus Hunter, LLC was $48,000 and our net accounts payable to GreenHunter Energy, Inc. was $66,000.
On October 13, 2011, the Company purchased an office building for $1.7 million from GreenHunter Energy, Inc., an entity for which Mr. Evans is an officer and major shareholder and for which Mr. Ormand is a director. In conjunction with the purchase, the Company entered into a term note with a financial institution for $1.4 million due on November 30, 2017. The building houses the accounting functions of Magnum Hunter and the building purchase enabled the Company to terminate the previous services arrangement described above.
Contractual Commitments
Our contractual commitments consist of long-term debt, accrued interest on long-term debt, operating lease obligations, asset retirement obligations and employment agreements with executive officers.
Our long-term debt comprises borrowings under our revolving credit facility, Second Lian Term Loan, Eureka Hunter, LLC Credit Facility, and term equipment debt assumed in the Triad acquisition. Interest on revolving debt is based on the rate applicable under our revolving credit facility, which was 2.95% at September 30, 2011. The term equipment debt has an average interest rate of approximately 4.65% at September 30, 2011. (See Note 9 in our condensed consolidated financial statements.)
As of September 30, 2011, we rent various office spaces in Houston, Texas, that total approximately 22,966 square feet at a cost of $37,925 per month for the remaining terms ranging from five to fifty-six months. Triad Hunter had various lease commitments for periods ranging from three to seventy-four months at September 30, 2011, and with monthly payments of approximately $29,518 as of that date. Williston Hunter has office spaces in Calgary, Alberta and Denver, Colorado that have a combined monthly payment of $29,749.
On September 25, 2010 the Company entered into a twelve month drilling contract. Our remaining maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, was approximately $46,000 as of September 30, 2011.
On May 24, 2011, the Company entered into a total depth drilling contract. Our remaining maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, was $315,000 as of September 30, 2011.
On June 24, 2011, the Company entered into a forty month drilling contract from July 1, 2011, through October 31, 2014. Our remaining maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, was approximately $18.0 million as of September 30, 2011.

On June 29, 2011, the Company entered into a twelve month drilling contract. Our remaining maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, was approximately $3.0 million as of September 30, 2011.
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
We have outstanding employment agreements with three of our officers for terms ranging up to twelve months. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were all terminated without cause, was approximately $963,000 at September 30, 2011.
The following table summarizes our contractual commitments as of September 30, 2011 (in thousands):

Contractual Obligations	Total	2011	2012 - 2013	2014 - 2015	After 2015
Long-term debt(1)	$213,851	$739	$7,125	$4,859	$201,128
Interest on long-term debt(2)	62,493	3,856	24,714	33,923	—
Operating lease obligations(3)	3,175	350	1,788	683	354
Asset retirement obligations(4)	15,202	1,554	1,286	1,669	10,693
Employment agreements with officers	963	963	—	—	—
Drilling contract commitment	21,377	2,675	13,826	4,876	—

Total	$317,061	$10,137	$48,739	$46,010	$212,175

(1)	See Note 9 to our consolidated financial statements for a discussion of our long-term debt.

(2)	Interest payments have been calculated by applying the interest rate of 2.95% effective at September 30, 2011, on our revolving credit facility debt and 8% to the outstanding term debt balance at September 30, 2011.

(3)	Operating lease obligations are for office space and equipment.

(4)	See Note 8 to our consolidated financial statements for a discussion of our asset retirement obligations.
Off-Balance Sheet Arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2011, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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
At September 30, 2011, we had the following commodity derivative positions outstanding:

Natural Gas	Period	MMBTU/day	Price per MMBTU

Collars	Oct 2011 — Dec 2011	2,143	$5.37 — $7.43
	Jan 2012 — Dec 2012	11,910	$4.58 — $6.42
	Jan 2013 — Dec 2013	12,500	$4.50 — $5.96
Swaps	Oct 2011 — Dec 2011	113	$5.98
	Jan 2012 — Dec 2012	100	$6.15
Ceilings sold (call)	Jan 2014 — Dec 2014	10,000	$6.15

Crude Oil	Period	Bbls/day	Price per Bbl

Collars	Oct 2011 — Dec 2011	1,497	$62.61 — $102.98
	Jan 2012 — Dec 2012	3,259	$75.81 — $98.31
	Jan 2013 — Dec 2013	2,947	$74.82 — $97.21
	Jan 2014 — Dec 2014	947	$85.00 — $91.25
	Jan 2015 — Dec 2015	947	$85.00 — $91.25
Swaps	Oct 2011 — Dec 2011	43	$85.09
Floors sold (put)	Oct 2011 — Dec 2011	147	$60.00
	Jan 2012 — Dec 2012	50	$55.00
Floors purchased (put)	Oct 2011 — Dec 2011	1260	$84.37
	Jan 2012 — Dec 2012	153	$80.00
As of September 30, 2011, and December 31, 2010, the fair value of our open derivative contracts was a net asset of $16.4 million and net liability of approximately $778,000, respectively.
Currently, Bank of Montreal, KeyBank National Association, Credit Suisse Energy, LLC, UBS AG London Branch, and Deutsche Bank AG London Branch are currently the only counterparties to our commodity derivatives positions. We are exposed to credit losses in the event of nonperformance by the counterparties on our commodity derivatives positions. However, we do not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions. All counterparties are participants in our revolving credit facility, and the collateral for the outstanding borrowings under our revolving credit facility is used as collateral for our commodity derivatives.
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
The following tables summarize the net gain (loss) on derivative contracts for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(in thousands)	(in thousands)
Realized (loss)	$(46)	$(554)
Unrealized gain	17,387	17,221

Net gain	$17,341	$16,667

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
	(in thousands)	(in thousands)
Realized gain	$441	$3,529
Unrealized (loss)	(503)	(1,181)

Net gain (loss)	$(62)	$2,348

Item 4.	Controls and procedures.
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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2011. Based on this evaluation, the CEO and CFO have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal control over financial reporting
There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On April 13, 2011, we acquired all of the outstanding stock of NGAS Resources, Inc. (NGAS) and on May 3, 2011 we acquired all of the outstanding stock of NuLoch Resources, Inc. (NuLoch). In connection with integrating NGAS and NuLoch, we are evaluating and, where and if necessary, implementing changes in controls and procedures at NGAS and NuLoch as the integration proceeds. This process may result in additions or changes to our internal control over financial reporting.
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
Recent Sales of Unregistered Securities
During the three months ended September 30, 2011:
(a) The Company sold an aggregate of 5,780 shares of common stock pursuant to the exercise of certain warrants issued by the Company in November 2009, at an exercise price of $2.50 per share, for total gross proceeds of approximately $14,450. The warrants were issued by the Company in connection with an offering by the Company of units, consisting of shares of common stock and warrants to purchase shares of common stock, to a limited number of investors for cash, which was registered under the Securities Act. These investors consisted of certain directors and officers of the Company and certain of their friends and associates; and
(b) On August 30, 2011, the Company issued 166,000 with a fair market value of $4.69 per share shares of common stock pursuant to the payment of a commitment fee for a financing transaction.
All the shares described above were issued or sold by the Company in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 6.	EXHIBITS — See Exhibit A

Exhibit
Number	Description
2.1
Arrangement Agreement between Magnum Hunter Resources Corporation, MHR Exchangeco Corporation, and NuLoch Resources, Inc. (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 25, 2011).

2.2
Purchase and Sale Agreement by and among Eagle Operating Inc., Williston Hunter ND, LLC and for the limited purposes set forth therein, Magnum Hunter Resources Corporation (Incorporated by reference from the Registrant Current Report on Form 8-K filed on August 5, 2011).

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

3.1.6	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed May 9, 2011 (Incorporated by reference from the Registrant’s quarterly report on Form 10-Q filed on May 9, 2011).

3.2
Amended and Restated Bylaws of the Registrant, dated March 15, 2001 as amended on April 14, 2006, October 12, 2006, and May 26, 2011 (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011).

Exhibit
Number	Description
4.1	Form of certificate for common stock (Incorporated by reference from the Registrant’s 2010 annual report on Form 10-K filed on February 18, 2011).

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

4.3	Certificate of Designation of Rights and Preferences of 8.0% Series D Cumulative Preferred Stock (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 17, 2011).

4.4	Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 5, 2011)

4.5	Form of Warrant Certificate (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 18, 2011)

10.1	First Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 19, 2011).

10.2	Second Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 18, 2011).

10.3
First Lien Credit Agreement by and among Eureka Hunter Pipeline, LLC, the lenders party thereto and SunTrust Bank, as Administrative Agent (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 22, 2011).

10.4
Second Lien Term Loan Agreement by and among Eureka Hunter Pipeline, LLC, the lenders party thereto and PennantPark Investment Corporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 22, 2011).

10.5
Second Lien Credit Agreement by and among Magnum Hunter Resources Corporation, the lenders and guarantors party thereto, and Capital One N.A. as Administrative Agent (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 4, 2011).

10.6	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 4, 2011).

10.7
Warrants Agreement dated October 13, 2011 between Magnum Hunter Resources Corporation and American Stock Transfer & Trust Company, as Warrants Agent (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 18, 2011).

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit
Number	Description
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Presentation Linkbase Document

*	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MAGNUM HUNTER RESOURCES CORPORATION
Date: November 9, 2011	/s/ Gary C. Evans
Gary C. Evans,
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	/s/ Ronald D. Ormand
Ronald D. Ormand,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
2.1
Arrangement Agreement between Magnum Hunter Resources Corporation, MHR Exchangeco Corporation, and NuLoch Resources, Inc. (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 25, 2011).

2.2
Purchase and Sale Agreement by and among Eagle Operating Inc., Williston Hunter ND, LLC and for the limited purposes set forth therein, Magnum Hunter Resources Corporation (Incorporated by reference from the Registrant Current Report on Form 8-K filed on August 5, 2011).

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

Exhibit
Number	Description
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

3.1.6	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed May 9, 2011 (Incorporated by reference from the Registrant’s quarterly report on Form 10-Q filed on May 9, 2011).

3.2
Amended and Restated Bylaws of the Registrant, dated March 15, 2001 as amended on April 14, 2006, October 12, 2006, and May 26, 2011 (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011).

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

4.3	Certificate of Designation of Rights and Preferences of 8.0% Series D Cumulative Preferred Stock (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 17, 2011).

4.4	Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 5, 2011)

4.5	Form of Warrant Certificate (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 18, 2011)

10.1	First Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 19, 2011).

10.2	Second Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 18, 2011).

10.3
First Lien Credit Agreement by and among Eureka Hunter Pipeline, LLC, the lenders party thereto and SunTrust Bank, as Administrative Agent (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 22, 2011).

10.4
Second Lien Term Loan Agreement by and among Eureka Hunter Pipeline, LLC, the lenders party thereto and PennantPark Investment Corporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 22, 2011).

10.5
Second Lien Credit Agreement by and among Magnum Hunter Resources Corporation, the lenders and guarantors party thereto, and Capital One N.A. as Administrative Agent (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 4, 2011).

Exhibit
Number	Description
10.6	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 4, 2011).

10.7
Warrants Agreement dated October 13, 2011 between Magnum Hunter Resources Corporation and American Stock Transfer & Trust Company, as Warrants Agent (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 18, 2011).

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Presentation Linkbase Document

*	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.