Form 10-K/A
period 2011-12-31
MAGNUM HUNTER RESOURCES CORP
filed 2012-03-27
CIK 1335190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original 10-K”) of Magnum Hunter Resources Corporation (the “Company”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012. The Company is filing this Amendment for the purpose of (i) including XBRL (“eXtensible Business Reporting Language”) information in Exhibit 101 that was excluded from the timely filed Original 10-K, as provided for under Rule 405 of the SEC’s Regulation S-T; (ii) clarifying the definitions of “Overriding royalty interest” and “Lease” in the Glossary of Oil and Natural Gas Terms; (iii) revising its disclosure regarding the Second Lien Term Loan Credit Agreement discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facilities primarily to add the names of the lenders and to separately describe a covenant waiver already previously disclosed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources; and (iv) correcting minor typographical and formatting errors, including:

•	On page 16, in footnote (c), clarifying that the standardized measure for our proved reserves at December 31, 2011 was $474 million, as disclosed elsewhere in the Original 10-K;

•	On page 16, under the heading Strategic Acquisitions in Core Areas, clarifying that the acquisitions discussed therein represented over $590 million in total transaction value;

•

On page 17, under the heading Maintain Financial Flexibility, clarifying that a total of $104.4 million of the Company’s Series D Preferred Stock (as defined in the Original 10-K) was issued as of February 27, 2012;

•

On page 23, under the first risk factor heading, clarifying that as of December 31, 2011, the Company had incurred a cumulative net loss from operations of $140.1 million since entering the oil and gas business in April 2005;

•

On page 41, under the first risk factor heading, and on page 42, under the third risk factor heading, clarifying that there were a total of 2,087,931 shares of Series D Preferred Stock outstanding as of February 27, 2012;

•	On page 61, in the first column of the table under the heading Oil and Gas Production, Prices and Costs, clarifying that Average Lease Operating Expense per Boe was $5.04;

•

On page 73, under the heading Derivative Instruments and Commodity Derivative Activities, and on page 94 in the third full paragraph, clarifying that a hypothetical 10% decrease in the NYMEX floating prices would have resulted in a $22.4 million increase in December 31, 2011 fair value recorded on our balance sheet;

•	On page 74, under the heading Share-Based Compensation, clarifying that for the year ended December 31, 2011, the Company recognized approximately $25.1 million in non-cash stock compensation;

•	On page 78, under the heading Oilfield services revenue, clarifying that 2011 revenue for oilfield services was $9.4 million and deleting the phrase “and $170,000 in operator fees”; and

•

On page F-41, under the U.S. Upstream and Total columns of the Segment Reporting (Unaudited) table, clarifying that a portion of the impairment of oil and gas properties related to unproved reserves such that impairment of unproved oil and gas properties was $1,108,000 and impairment of proved oil and gas properties was $21,792,000.

In accordance with Rule 406T of Regulation S-T, the XBRL information included in Exhibit 101 is not deemed to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

In addition, as required by Rule 12b-15, this Amendment contains new certifications by our Principal Executive Officer and Principal Financial Officer, filed as exhibits hereto.

For presentation purposes, the Company is including the entire contents of the Form 10-K/A in this Amendment. Except as described above, no other changes have been made to the Original 10-K. This Form 10-K/A continues to speak as of the date of the Original 10-K, and the Company has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original 10-K, or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.

This Amendment should be read in conjunction with the Company’s filings with the SEC made subsequent to the date of the original filing.

Magnum Hunter Resources Corporation

2011 Annual Report on Form 10-K/A

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

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following is a description of the meanings of some of the oil and natural gas industry terms used in this report.

bbl	Stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.

bcf	Billion cubic feet of natural gas.

boe	Barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids.

boepd	boe per day.

Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Condensate	Hydrocarbons which are in the gaseous state under reservoir conditions and which become liquid when temperature or pressure is reduced. A mixture of pentanes and higher hydrocarbons.

Development well	A well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

Drilling locations	Total gross locations specifically quantified by management to be included in the Company’s multi-year drilling activities on existing acreage. The Company’s actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, drilling results and other factors.

Dry hole	A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or gas well.

EUR	Estimated ultimate recovery.

Exploratory well	A well drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or to extend a known reservoir.

Field	An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Formation	An identifiable layer of rocks named after its geographical location and dominant rock type.

Frac or fracing	Hydraulic fracturing, a common practice that is used to stimulate production of oil and natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production.

Lease	A lease specifies the terms of the business relationship between an energy company and a landowner or mineral rights holder on a particular tract of land and typically grants to the energy company a fee simple determinable estate in the minerals.

Leasehold	Mineral rights leased in a certain area to form a project area.

mbbls	Thousand barrels of crude oil or other liquid hydrocarbons.

mbblspd	Thousand barrels of crude oil or other liquid hydrocarbons per day.

mboe	Thousand barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids.

mboepd	Thousand barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids, per day.

mcf	Thousand cubic feet of natural gas.

mcfpd	Thousand cubic feet of natural gas per day.

mcfe	Thousand cubic feet equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids.

mcfepd	Thousand cubic feet equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids, per day.

mmbbls	Million barrels of crude oil or other liquid hydrocarbons.

mmblspd	Million barrels of crude oil or other liquid hydrocarbons per day.

mmboe	Million barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids.

mmboepd	Million barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids, per day.

mmbtu	Million British Thermal Units.

mmbtupd	Million British Thermal Units per day

mmcf	Million cubic feet of natural gas.

mmcfpd	Million cubic feet of natural gas per day.

Net acres, net wells or net reserves	The sum of the fractional working interests owned in gross acres, gross wells, or gross reserves, as the case may be.

NYMEX	New York Mercantile Exchange.

ngl	Natural gas liquids, or liquid hydrocarbons found in association with natural gas.

Overriding royalty interest	Is similar to a basic royalty interest except that it is typically created out of the working interest. For example, an operator possesses a standard lease providing for a basic royalty to the lessor or mineral rights owner of 1/8 of 8/8. This then entitles the operator to retain 7/8 of the total oil and natural gas produced. The 7/8 in this case is the net revenue interest attributable to the 100% working interest the operator owns. This operator may assign its working interest to another operator and reserve a 1/8 overriding royalty. This would then result in a basic royalty of 1/8, an overriding royalty of 1/8 and a working interest of 100% (with a net revenue interest attributable to such working interest of 3/4). Overriding royalty interest owners have no obligation or responsibility for developing and operating the property. The only expenses borne by the overriding royalty owner are a share of the production or severance taxes and sometimes costs incurred to make the oil or gas salable.

Plugging and abandonment	Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of all states require plugging of abandoned wells.

Present value of future net revenues (PV-10)	The present value of estimated future revenues to be generated from the production of proved reserves, before income taxes, calculated in accordance with Financial Accounting Standards Board guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%. PV-10 uses year-end prices for 2008 and prior years and the arithmetic 12-month average beginning-of-the-month price for 2009 and subsequent years. PV-10 differs from standardized measure because PV-10 does not include the effect of future income taxes.

Production	Natural resources, such as oil or gas, taken out of the ground.

Proved oil and gas reserves	Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

Strategic Acquisitions in Core Areas—The Company intends to continue to opportunistically acquire additional acreage and reserves in our core areas. In the past year, we significantly expanded our positions in the Williston Basin, Marcellus Shale, Eagle Ford Shale and southern Appalachian Basin through several acquisitions, representing over $590 million in total transaction value. We also recently expanded our leasehold position in the Utica Shale in Ohio. We believe that our acquisition and operational track record, as well as our extensive industry relationships, will provide for continued growth opportunities through strategic acquisitions in our core areas.

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

Maintain Financial Flexibility—The Company utilizes what it considers to be appropriate amounts of debt and equity to maintain manageable debt and leverage ratios, while at the same time maximizing liquidity and providing above average returns on equity. The Company seeks to maintain financial flexibility so that it can pursue organic growth and acquisitions without stressing its leverage ratios. At December 31, 2011, the Company’s net debt to total capitalization ratio, excluding our existing indebtedness under the Eureka Hunter Credit Facilities, was 28.4%. The Company seeks to manage its leverage while minimizing dilution through the timely and strategic issuance of nonconvertible preferred stock and common stock. The Company has issued a total of $100 million of its nonconvertible Series C Preferred Stock and, as of February 27, 2012, a total of $104.4 million of its nonconvertible Series D Preferred Stock (in each case, based on their respective liquidation preferences). In addition, we have established the Eureka Hunter Credit Facilities to fund substantially all of Eureka Hunter’s 2012 financing needs, and these facilities are non-recourse to Magnum Hunter.

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

Our industry is cyclical, and from time to time there is a shortage of drilling rigs, fracture stimulation services, equipment, supplies and qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel were particularly severe in the areas where we operate, we could be materially and adversely affected. We believe that there are potential alternative providers of drilling services and that it may be necessary to establish relationships with new contractors as our activity level, and capital program grow. However, there can be no assurance that we can establish such relationships or that those relationships will result in increased availability of drilling rigs.

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

Our Company is also subject to risks attendant to our Canadian operations. Some of these additional risks include, but are not limited to, increases in governmental royalties; application of new tax laws (including host-country export, excise and income taxes and U.S. taxes on foreign operations); currency restrictions and exchange rate fluctuations; legal and governmental regulatory requirements; difficulties and costs of staffing and managing international operations; and possible language and cultural differences. Our Canadian operations also may be adversely affected by the laws and policies of the U.S. affecting foreign trade, taxation and investment. In addition, if a dispute arises with respect to our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the U.S.

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

Since we entered the oil and gas business in April 2005, through December 31, 2011, we had incurred a cumulative net loss from operations of $140.1 million. If we fail to eventually generate profits from our operations, we will not be able to sustain our business. We may never report profitable operations or generate sufficient revenue to maintain our Company as a going concern.

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

The Company incurred an impairment charge related to certain proved oil and gas properties acquired as part of our acquisition of NGAS in 2011 totaling $21.8 million due to a significant decline in natural gas prices at December 31, 2011. Impairment of proved oil and gas properties was calculated on a field by field basis under the successful efforts accounting method. An impairment was recorded based upon the estimated fair value of a field when the undiscounted reserve value of the field was less than the net capitalized cost of the field at December 31, 2011. Fair value was determined by calculating the present value of future net cash flows using NYMEX prices in effect during February 2012. During 2011, we also incurred impairment charges associated with our undeveloped acreage of $306,000 and $802,000 in our Eagle Ford Shale and Appalachian Basin regions, respectively, due to expiring acreage that we chose not to develop.

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

In the future we may issue additional securities up to our total authorized and unissued amounts, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue up to 250,000,000 shares of common stock and up to 10,000,000 shares of preferred stock with such designations, preferences and rights as may be determined by our board of directors. As of February 27, 2012, there were 130,565,699 shares of our common stock issued and outstanding, 4,000,000 shares of our Series C Preferred Stock issued and outstanding and 2,087,931 shares of our Series D Preferred Stock issued and outstanding.

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

As of February 27, 2012, we have issued and sold an aggregate of 4,000,000 shares of our Series C Preferred Stock and 2,087,931 shares of our Series D Preferred Stock. Under the certificates of designations of the Series C Preferred Stock and Series D Preferred Stock, if we liquidate, holders of our Series C Preferred Stock and Series D Preferred Stock are entitled to receive the repayment of their original investment, together with any accrued but unpaid dividends, before any payment is made to holders of our common stock.

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

	Williston Basin Horizontal Wells
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

	2011	2010	2009
Buffalo Field(1)
Oil Production (Bbls)	4,130.5	—	—
Natural Gas Production (Mcf)	1,979,841.8	—	—
NGL Production (Bbls)	—	—	—
Total Production (Boe)	334,104.1	—	—
Oil Average Sales Price	$80.90	$—	—
Natural Gas Average Sales Price	$4.39	$—	—
NGL Average Sales Price	—	—	—
Average Lease Operating Expense per Boe	$5.04	$—	—
Total Company
Oil Production (Bbls)	775,641.5	316,119.6	114,590.0
Natural Gas Production (Mcf)	6,854,946.7	952,174.7	191,151.0
NGL Production (Bbls)	92,982.4	—	—
Total Production (Boe)	2,011,113	474,817.3	146,449.0
Oil Average Sales Price	$90.32	$72.41	$53.56
Natural Gas Average Sales Price	$4.59	$5.07	$2.46
NGL Average Sales Price	$51.30	—	—
Average Lease Operating Expense per Boe	$13.46	$21.90	$26.48

(1)	This field was part of the assets acquired in the PostRock asset acquisitions. This field consisted of 13,293 gross (10,389 net) acres in Wetzel County, West Virginia with 13 gross (11.5 net) producing wells as of February 27, 2012.

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

Although we have not designated our derivative instruments as cash-flow hedges, we use those instruments to reduce our exposure to fluctuations in commodity prices related to our oil and gas production. We record both realized and unrealized gains and losses under those instruments in other revenues on our consolidated statements of operations. We recorded (i) a realized loss from the settlement of derivative contracts of $2.1 million for the year ended December 31, 2011, (ii) a realized gain from the settlement of derivative contracts of $3.9 million for the year ended December 31, 2010 and (iii) a realized gain from the settlement of derivative contracts of $5.4 million for the year ended December 31, 2009. Realized gains and losses result from actual cash settlements received or paid under the derivative contracts. For the year ended December 31, 2011, we recognized an unrealized loss of $4.2 million from the change in the fair value of commodity derivatives. For the year ended December 31, 2010, we recognized an unrealized loss of $3.1 million from the change in the fair value of commodity derivatives. For the year ended December 31, 2009, we recognized an unrealized loss of $7.7 million from the change in the fair value of commodity derivatives. Unrealized gains and losses result from changes in the fair market value of the derivative contracts from period to period, and represent non-cash gains or losses. Changes in commodity prices could have a significant effect on the fair value of our derivative contracts. A hypothetical 10% increase in the NYMEX floating prices would have resulted in a $24.0 million decrease in the December 31, 2011 fair value recorded on our balance sheet and a corresponding increase to the loss on commodity derivatives in our statement of operations. A hypothetical 10% decrease in the NYMEX floating prices would have a resulted in a $22.4 million increase in the December 31, 2011 fair value recorded on our balance sheet and would have partially offset the loss on commodity derivatives in our statement of operations by the corresponding amount. See Note 3—“Summary of Significant Accounting Policies,” Note 4—“Fair Value of Financial Instruments,” and Note 5—“Financial Instruments and Derivatives” to our consolidated financial statements for additional information on our derivative instruments.

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

Share-Based Compensation

Our stock incentive plan allows grants of stock, options, and other stock-based awards to employees and outside directors. Grants of awards may increase our general and administrative expenses subject to the size and timing of the grants. For the years ended December 31, 2011, 2010, and 2009, we recognized approximately $25.1 million, $6.4 million, and $3.1 million in non-cash stock compensation, respectively. See Note 10—“Share Based Compensation” to our consolidated financial statements for additional information.

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

The long-lived assets of the Company which are subject to evaluation consist primarily of oil and gas properties. Due to the regularly scheduled impairment reviews by management, the Company recognized a non-cash, pre-tax charge against earnings of approximately $22.9 million, $0.3 million, and $0.6 million, for the years ended December 31, 2011, 2010, and 2009, respectively. The 2011 impairment of proved oil and gas properties was calculated on a field by field basis under the successful efforts accounting method. The 2011 impairment was recorded based upon the estimated fair value of a field when the undiscounted reserve value of the field was less than the net capitalized cost of the field at December 31, 2011. Fair value was determined by calculating the present value of future net cash flows using NYMEX prices in effect during February 2012. See Note 3—“Summary of Significant Accounting Policies” to our consolidated financial statements for additional information.

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

We classify interest related to income tax liabilities as income tax expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are anticipated to be due within one year of the balance sheet date are presented as current liabilities in our consolidated balance sheets. See Note 12—“Income Taxes” to our consolidated financial statements for additional information.

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

Results of Operations

The following table sets forth summary information regarding oil, natural gas, and ngls, revenues, production, average product prices and average production costs and expenses for the last three fiscal years. See the “Glossary of Oil and Natural Gas Terms” section of this report for explanations of the terms used below.

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

U.S. Upstream segment. Production increased in the U.S. Upstream operating segment by 294%, or 1,397 mboe, for the year ended December 31, 2011 from 475 mboe for the year ended December 31, 2010. Production for 2011 on a boe basis was 41% oil and ngls and 59% natural gas compared to 67% oil and ngls and 33% natural gas for 2010. Our average daily production increased by 294%, or 3,828 boepd, to 5,129 boepd during 2011 compared to 1,301 boepd for 2010. This increase in production for the U.S. Upstream segment in 2011 compared to 2010 is primarily attributable to the acquisitions of NuLoch and NGAS closing as well as organic growth through the Company’s ongoing drilling programs.

Canadian Upstream segment—Williston Basin/Bakken/Three Forks Sanish. The Canadian operating segment initiated production in 2011, as it was part of the NuLoch acquisition completed in the first half of 2011. This segment provided 139 mboe of production for the year ended December 31, 2011. Production from the Canadian segment comprised 76% oil and ngls and 24% natural gas on a boe basis.

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

Oilfield services revenue. Oilfield services revenue increased by 350%, or $17.5 million, for the year ended December 31, 2011 to $22.5 million from $5.0 million for the year ended December 31, 2010. Oilfield services revenues for the year ended December 31, 2011 comprised $13.0 million in water disposal service revenue, $9.4 million of drilling services, and $170,000 in operator fees compared to $1.6 million of water disposal revenue and $3.4 million of drilling revenue for the year ended December 31, 2010. The increase in water disposal revenue primarily resulted from a contract with a large, integrated producer, and the increase in drilling revenue resulted in an increase in activity of service contracts with third party producers.

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

Lease operating expense. Our lease operating expenses, or LOE, increased $16.7 million, or 177%, for the year ended December 31, 2011 to $27.1 million ($13.47 per boe) from $10.4 million ($21.90 per boe) for the year ended December 31, 2010. The increase in total LOE is attributable to increased volume produced, which accounted for an increase in cost of $33.6 million, reduced by lower cost per boe produced, which offset the volume effect by $16.9 million. The decrease in overall LOE per boe cost is due to the impact of the lower per boe cost of the new production brought online during 2011 through our ongoing drilling program in our unconventional resource plays.

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

General and administrative. Our general and administrative expenses, or G&A, increased $38.7 million, or 155%, to $63.6 million ($31.60 per boe) for the year ended December 31, 2011 from $24.9 million ($52.44 per boe) for the year ended December 31, 2010. G&A expenses increased overall during 2011 due to expansion activities of the Company. Non-cash stock compensation totaled approximately $25.1 million ($12.46 per boe) for the year ended December 31, 2011 and $6.3 million ($13.32 per boe) for the year ended December 31, 2010. Also included in in G&A for 2011 are acquisition-related costs of $8.9 million ($4.42 per boe) for the 2011 period, which were for legal, consulting, and other charges principally related to the acquisitions of NGAS and NuLoch. In 2010, we had $2.2 million ($4.69 per boe) of acquisition-related expenses related to the acquisition of Triad Energy. These costs were expensed due to accounting standards which require that acquisition costs must be expensed rather than capitalized as part of the cost of the asset being acquired for years beginning in 2010.

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

Oil and gas sales. Oil and gas sales increased $21.1 million, or 319%, for the year ended December 31, 2010 to $27.7 million from $6.6 million for the year ended December 31, 2009. The increase in oil and gas sales principally resulted from increases in our oil and natural gas production as a result of acquisition activity and exploratory drilling done throughout the year. The average price we received for our production increased from $45.11 per boe to $58.37 per boe, a 29% increase. Of the $21.1 million increase in revenues, approximately $8.4 million was attributable to an increase in oil and gas prices and $12.7 million was attributable to the 329 mboe increase in production volumes in 2010. The prices we receive for our products are generally tied to commodity index prices. We periodically enter into commodity derivative contracts in an attempt to offset some of the variability in prices. See the discussion of commodity derivative activities below.

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

In comparing 2011 and 2010, our cash flows provided by operations increased in 2011 to $33.8 million from a use of $1.2 million in 2010 primarily due to the increase in revenue.

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

	At December 31,
	2011		2010
	(In thousands)
	Magnum Hunter	Eureka Hunter	Magnum Hunter
Borrowing base under senior revolving credit facility	$200,000	$75,000	$71,500
Cash and cash equivalents	13,131	1,720	554
Borrowing under senior revolving credit facility	(142,000)	—	(33,200)
Borrowing under Eureka Hunter credit facility	—	(31,000)	—

Liquidity	$71,131	$45,720	$38,854

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

Credit Facilities

MHR Senior Revolving Credit Facility. On April 13, 2011, the Company entered into a Second Amended and Restated Credit Agreement, referred to as the MHR Senior Revolving Credit Facility, by and among the Company, Bank of Montreal, as Administrative Agent, and the lenders party thereto. The MHR Senior Revolving Credit Facility amended and restated, in its entirety, that certain Amended and Restated Credit Agreement dated February 12, 2010.

The MHR Senior Revolving Credit Facility provides for an asset-based, senior secured revolving credit facility maturing April 13, 2016. The initial borrowing base was set at $120 million upon the completion of the Company’s acquisition of NGAS. The borrowing base was subsequently increased to $145 million upon the completion of the Company’s acquisition of NuLoch. The MHR Senior Revolving Credit Facility is governed by a semi-annual borrowing base redetermination derived from the Company’s proved crude oil and natural gas reserves, and based on such redeterminations, the borrowing base may be decreased or may be increased up to a maximum commitment level of $250 million. The borrowing base is subject to such periodic redeterminations commencing November 1, 2011. The borrowing base is currently set at $235 million. At December 31, 2011, the Company was not in compliance with the covenant under the facility requiring a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. The lenders provided the Company with a waiver of that December 31, 2011 covenant violation but the Company is required to meet the quarterly measurements for the covenant throughout 2012, which management believes is probable.

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

The MHR Senior Revolving Credit Facility contains negative covenants that, among other things, restrict the ability of the Company to, with certain exceptions: (1) incur indebtedness; (2) grant liens; (3) make certain restricted payments; (4) change the nature of its business; (5) dispose of its assets; (6) enter into mergers, consolidations or similar transactions; (7) make investments, loans or advances; (8) pay cash dividends, unless certain conditions are met, and subject to a “basket” of $20,000,000 per year available for payment of dividends on preferred stock; and (9) enter into transactions with affiliates. The facility also requires the Company to satisfy certain financial covenants, including maintaining (1) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0 or of not less than 1.05 to 1.00 commencing with the fiscal quarter ending June 30, 2012 if the amounts owed under the MHR Term Loan Facility have not been repaid in full as of such date; (2) a ratio of EBITDAX to interest of not less than 2.5 to 1.0; and (3) a ratio of total debt to EBITDAX of not more than (a) 4.25 to 1.0 for the fiscal quarter ending December 31, 2011 and (b) 4.0 to 1.0 for each fiscal quarter ending thereafter. The Company is also required to enter into certain commodity hedging agreements pursuant to the terms of the facility. As stated above, at December 31, 2011, the Company was not in compliance with the covenant requiring a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0, which noncompliance was waived by the lenders.

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

MHR Term Loan Facility. On September 28, 2011, the Company entered into a Second Lien Term Loan Credit Agreement, referred to as the MHR Term Loan Facility, by and among the Company, Capital One, N.A, as Administrative Agent, and the lenders party thereto. The MHR Term Loan Facility provides for a term loan credit facility, referred to as the term loan facility maturing on October 13, 2016, in an aggregate principal amount of $100 million, which was fully drawn on September 28, 2011. Amounts repaid under the term loan facility may not be redrawn in the future.

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

The term loan facility also requires the Company to satisfy certain financial covenants, including maintaining (1) a ratio of current assets to current liabilities of not less than (a) 0.85 to 1.0 for each fiscal quarter ending on or before March 31, 2012 and (b) 1.0 to 1.0 for each fiscal quarter ending thereafter; (2) a ratio of its total reserve value (as such term is defined in the term loan facility) to total indebtedness under the MHR Senior Revolving Credit Facility and MHR Term Loan Facility of not less than 1.5 to 1.0; (3) a ratio of EBITDAX to interest expense of not less than 2.125 to 1.0 commencing with the fiscal quarter ending September 30, 2011; and (4) a ratio of total debt to EBITDAX of not more than (a) 5.25 to 1.0 for the fiscal quarter ending September 30, 2011; (b) 5.00 to 1.0 for the fiscal quarter ended December 31, 2011; and (c) 4.75 to 1.0 for each fiscal quarter ending thereafter. The Company was out of compliance with the ratio of current assets to current liabilities covenant at December 31, 2011 but such noncompliance was waived by the lenders, as described above.

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

Eureka Hunter Credit Facilities. On August 16, 2011, Eureka Hunter, a wholly owned subsidiary of the Company, entered into (i) a First Lien Credit Agreement, referred to as the Eureka Hunter Revolver or the revolver, by and among Eureka Hunter, the lenders party thereto from time to time, and SunTrust Bank, as Administrative Agent, and (ii) a Second Lien Term Loan Agreement, referred to as the Eureka Hunter Term Loan or the term loan, by and among Eureka Hunter, PennantPark Investment Corporation, or PennantPark, and the other lenders party thereto from time to time, and U.S. Bank National Association, as Collateral Agent (the Eureka Hunter Revolver and the Eureka Hunter Term Loan are collectively referred to as the Eureka Hunter Credit Facilities).

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

Borrowings under the term loan will bear interest at 9.75% per annum in cash, plus 2.75% (increasing to 3.75% on and at all times when Eureka Hunter and its subsidiaries incur indebtedness (other than the term loan) in excess of $1,000,000) which may be paid, at the sole option of Eureka Hunter, in cash or in shares of restricted common stock of the Company.

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

Our long-term debt comprises borrowings under our MHR Senior Revolving Credit Facility, MHR Term Loan Facility and Eureka Hunter Term Loan, and term equipment debt assumed in the Triad Energy and NGAS acquisitions. Interest on revolving debt is based on the rate applicable under our revolving credit facility, which was 3.55% at December 31, 2011. The term equipment debt had an average interest rate of approximately 4.66% at December 31, 2011. See Note 9 in our condensed consolidated financial statements.

As of December 31, 2011, we rent various office spaces in Houston, Texas, that total approximately 16,600 square feet at a cost of $37,925 per month for the remaining terms ranging from two to fifty-two months. Triad Hunter had various lease commitments for periods ranging from three to seventy-four months at December 31, 2011, and with monthly payments of approximately $29,518 as of that date. Our Williston Hunter subsidiaries have office spaces in Calgary, Alberta and Denver, Colorado that have a combined monthly payment of $31,517.

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

Although we have not designated our derivative instruments as cash-flow hedges, we use those instruments to reduce our exposure to fluctuations in commodity prices related to our oil and gas production. We record both realized and unrealized gains and losses under those instruments in other revenues on our consolidated statements of operations. We recorded (i) a realized loss from the settlement of derivative contracts of $2.1 million for the year ended December 31, 2011, (ii) a realized gain from the settlement of derivative contracts of $3.9 million for the year ended December 31, 2010, and (iii) a realized gain from the settlement of derivative contracts of $5.4 million for the year ended December 31, 2009. Realized gains and losses result from actual cash settlements received or paid under the derivative contracts. For the year ended December 31, 2011, we recognized an unrealized loss of $4.2 million from the change in the fair value of commodity derivatives. For the year ended December 31, 2010, we recognized an unrealized loss of $3.1 million from the change in the fair value of commodity derivatives. For the year ended December 31, 2009, we recognized an unrealized loss of $7.7 million from the change in the fair value of commodity derivatives. Unrealized gains and losses result from changes in the fair market value of the derivative contracts from period to period, and represent non-cash gains or losses. Changes in commodity prices could have a significant effect on the fair value of our derivative contracts. A hypothetical 10% increase in the NYMEX floating prices would have resulted in a $24.0 million decrease in the December 31, 2011 fair value recorded on our balance sheet and a corresponding increase to the loss on commodity derivatives in our statement of operations. A hypothetical 10% decrease in the NYMEX floating prices would have a resulted in a $22.4 million increase in the December 31, 2011 fair value recorded on our balance sheet and would have partially offset the loss on commodity derivatives in our statement of operations by the corresponding amount. See Note 3—“Summary of Significant Accounting Policies,” Note 4—“Fair Value of Financial Instruments,” and Note 5—“Financial Instruments and Derivatives” to our consolidated financial statements for additional information on our derivative instruments.

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

MAGNUM HUNTER RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(In thousands, except shares and per-share data)

	Year ended December 31,
	2011	2010	2009
Net income (loss)	$(76,661)	$(13,800)	$(15,124)
Foreign currency translation	(12,477)	—	—
Unrealized gain (loss) on available for sale investments	14	—	—

Total comprehensive loss	$(89,124)	$(13,800)	$(15,124)

MAGNUM HUNTER RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Number of Shares of Common	Number of Shares of Exchangeable Common Stock	Number of Shares of Series D Preferred Stock	Deposit on Triad	Common Stock	Exchang- eable Common Stock	Series D Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income	Treasury Stock	Unearned Common Shares in KSOP	Non- controlling Interest	Total Shareholders’ Equity
BALANCE, January 1, 2009	36,768	—	—	$—	$368	$—	$—	$51,311	$(17,986)	—	$—	$—	$1,385	$35,078
Restricted stock issued to employees and directors	1,886	—	—	—	19	—	—	1,362	—	—	—	—	—	1,381
Stock compensation	—	—	—	—	—	—	—	1,711	—	—	—	—	—	1,711
Issued shares of common stock for acquisition of Sharon Resources, Inc.	2,294	—	—	—	23	—	—	2,661	—	—	—	—	—	2,684
Issued 214,950 shares of Series C Preferred Stock	—	—	—	—	—	—	—	(418)	—	—	—	—	—	(418)
Issued 8,881,112 shares of Common Stock	8,881	—	—	—	89	—	—	14,006	—	—	—	—	—	14,095
Dividends on Series C Convertible Preferred	—	—	—	—	—	—	—	—	(25)	—	—	—	—	(25)
Issued 761,652 shares as deposit on Triad Acquisition	762	—	—	(1,310)	7	—	—	1,303	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(15,124)	—	—	—	(64)	(15,188)

BALANCE, December 31, 2009	50,591	—	—	$(1,310)	$506	$—	$—	$71,936	$(33,135)	$—	$—	$—	$1,321	$39,318
Restricted stock issued to employees and directors	2,539	—	—	—	25	—	—	426	—	—	—	—	—	451
Stock compensation	—	—	—	—	—	—	—	5,929	—	—	—	—	—	5,929
Stock Options surrendered by holder for cash payment	—	—	—	—	—	—	—	(116)	—	—	—	—	—	(116)
Issued 55,932 shares of common stock for payment of services	56	—	—	—	1	—	—	164	—	—	—	—	—	165
Issued shares of Series C Preferred Stock	—	—	—	—	—	—	—	(1,419)	—	—	—	—	—	(1,419)
Issued shares of Common Stock for cash	10,832	—	—	—	108	—	—	38,570	—	—	—	—	—	38,678
Issued shares of Common Stock upon exercise of warrants	7,537	—	—	—	75	—	—	16,031	—	—	—	—	—	16,106
Issued 52,500 shares of common stock upon stock option exercise	53	—	—	—	1	—	—	125	—	—	—	—	—	126
Issed shares of Common Stock upon redemption of Series B Convertible Preferred Stock	1,000	—	—	—	10	—	—	3,722	—	—	—	—	—	3,732
Dividends on Series B Convertible Preferred	—	—	—	—	—	—	—	—	(131)	—	—	—	—	(131)
Dividends on Series C Cumulative Perpetual Preferred	—	—	—	—	—	—	—	—	(2,336)	—	—	—	—	(2,336)
761,652 shares of common stock as deposit on Triad Acquisition returned to treasury	—	—	—	1,310	—	—	—	—	—	—	(1,310)	—	—	—
Loan of 153,300 shares to KSOP	—	—	—	—	—	—	—	—	—	—	—	(604)	—	(604)
Issued 2,255,046 shares of common stock for acquisition of assets	2,255	—	—	—	23	—	—	17,071	—	—	—	—	—	17,094
Net loss	—	—	—	—	—	—	—	—	(13,800)	—	—	—	129	(13,671)

	Number of Shares of Common	Number of Shares of Exchangeable Common Stock	Number of Shares of Series D Preferred Stock	Deposit on Triad	Common Stock	Exchang- eable Common Stock	Series D Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income	Treasury Stock	Unearned Common Shares in KSOP	Non- controlling Interest	Total Shareholders’ Equity
BALANCE, December 31, 2010	74,863	—	—	$—	$749	$—	$—	$152,439	$(49,402)	$—	$(1,310)	$(604)	$1,450	$103,322
Restricted stock issued to employees and directors	121	—	—	—	1	—	—	413	—	—	—	—	—	414
Stock compensation	—	—	—	—	—	—	—	24,643	—	—	—	—	—	24,643
Issued shares of Series C Preferred Stock for cash	—	—	—	—	—	—	—	(689)	—	—	—	—	—	(689)
Issued shares of Common Stock for cash	1,714	—	—	—	17	—	—	13,875	—	—	—	—	—	13,892
Issued shares of Series D Preferred Stock for cash	—	—	1,438	—	—	—	71,878	(6,189)	—	—	—	—	—	65,689
Issued shares of Common Stock upon warrant exercise	814	—	—	—	8	—	—	2,420	—	—	—	—	—	2,428
Issued shares of common stock upon stock option exercise	5,479	—	—	—	55	—	—	5,135	—	—	—	—	—	5,190
Dividends Preferred Stock	—	—	—	—	—	—	—	—	(14,007)	—	—	—	—	(14,007)
Issued 12,875,093 warrants for payment of dividends on common stock with fair market value of $6.7 million	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issued 378,174 warrants for payment of dividends on MHR Exchangeco Corporation’s exchangeable common stock with fair market value of $197 thousand	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issued shares of common stock for acquisition of assets	946	—	—	—	9	—	—	7,533	—	—	—	—	—	7,542
Issued shares of common stock for acquisition of NGAS Resources	6,635	—	—	—	66	—	—	52,951	—	—	—	—	—	53,017
Issued shares of common stock to employees for change in control payments for NGAS Resources	351	—	—	—	4	—	—	2,798	—	—	—	—	—	2,802
Issued 138,388 warrants in replacement of NGAS Resources warrants	—	—	—	—	—	—	—	190	—	—	—	—	—	190
Noncontrolling interest acquired in NGAS acquisition	—	—	—	—	—	—	—	—	—	—	—	—	497	497
Issued shares of common stock for acquisition of NuLoch Resources	38,132	—	—	—	381	—	—	281,794	—	—	—	—	—	282,175
Issued exchangeable shares for acquisition of NuLoch Resources	—	4,276	—	—	—	43	—	31,600	—	—	—	—	—	31,643
Issued shared of common stock upon exchange of MHR Exchangeco Corporation’s exchangeable shares	582	(582)	—	—	6	(6)	—	—	—	—	—	—	—	—
Issued shares of Common Stock for commitment fee	166	—	—	—	2	—	—	777	—	—	—	—	—	779
Net loss	—	—	—	—	—	—	—	—	(76,661)	—	—	—	249	(76,412)
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	—	—	(12,477)	—	—	—	(12,477)
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	14	—	—	—	14

BALANCE, December 31, 2011	129,803	3,694	1,438	$—	$1,298	$37	$71,878	$569,690	$(140,070)	$(12,463)	$(1,310)	$(604)	$2,196	$490,652

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions and conditions. Significant estimates are required for proved oil and gas reserves which, as described in Note 3—Estimates of Proved Oil and Gas Reserves, may have a material impact on the carrying value of oil and gas property.

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

Level 2 Classification:

Derivative Instruments

At December 31, 2011 and December 31, 2010, the Company had commodity derivative financial instruments in place. The Company does not apply hedge accounting; therefore, the changes in fair value subsequent to the initial measurement are recorded as income or expense. The estimated fair value amounts of the Company’s derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s derivative instruments are valued using public indexes, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange. See Note 5—Financial Instruments and Derivatives, for additional information.

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

The first phase of the acquisition closed on December 30, 2010. Total consideration paid in the first closing was approximately $31.0 million which consisted of 2,255,046 shares of common stock valued at approximately $17.1 million on December 30, 2010 and a cash payment of approximately $13.9 million. See Note 11—Shareholders’ Equity for additional information.

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

NOTE 11—SHAREHOLDERS’ EQUITY

Common Stock

During the years ended December 31, 2011, 2010, and 2009, the Company issued 121,143; 2,539,317; and 1,886,200 shares, respectively, of the Company’s common stock in correlation with share-based compensation which had fully vested to certain senior management and officers of Company.

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

NOTE 13—OTHER INFORMATION

Quarterly Data (Unaudited)

The following tables set forth unaudited summary financial results on a quarterly basis for the two most recent years.

	(in thousands)
	Quarter Ended				Total Year
	March 31	June 30	September 30	December 31
2011
Total revenue	$15,321	$33,437	$32,439	$47,981	$129,178
Loss from operations	(2,529)	(13,988)	(13,320)	(29,553)	(59,390)
Net loss attributable to common shareholders	(9,298)	(18,497)	(1,952)	(60,921)	(90,668)
Basic and diluted loss per common share	$(0.12)	$(0.16)	$(0.01)	$(0.46)	$(0.80)
2010
Total revenue	$6,655	$8,402	$7,920	$9,046	$32,724
Loss from operations	(4,493)	(6,451)	(3,394)	(5,071)	(19,409)
Net loss attributable to common shareholders	(4,049)	(5,994)	(4,324)	(1,900)	(16,267)
Basic and diluted loss per common share	$(0.07)	$(0.10)	$(0.06)	$(0.02)	$(0.25)

Segment Reporting (Unaudited)

The following tables set forth operating activities by segment for the years ended December 31, 2011, 2010, and 2009 respectively.

	December 31, 2011 (in thousands)
	Corporate Unallocated	U.S. Upstream	Canadian Upstream	Midstream	Oilfield Services	Intersegment Eliminations	Total
Oil and gas Sales	$—	$95,535	$10,731	$—	$—	$—	$106,266
Field operations and other	—	1,665	36	2,491	22,472	(3,752)	22,912

Total revenue	—	97,200	10,767	2,491	22,472	(3,752)	129,178
Lease operating expenses	—	26,689	1,813	—	—	(1,434)	27,068
Severance taxes and marketing	—	6,886	588	—	—	—	7,474
Exploration	—	1,497	40	—	—	—	1,537
Field Operations	—	1,508	—	373	17,375	(2,318)	16,938
Impairment of unproved oil & gas properties	—	1,108	—	—	—	—	1,108
Impairment of proved oil & gas properties	—	21,792	—	—	—	—	21,792
Depreciation, depletion and accretion	—	40,374	6,055	1,789	872	—	49,090
General and administrative	50,794	8,822	1,914	850	1,181	—	63,561

Total expenses	50,794	108,676	10,410	3,012	19,428	(3,752)	188,568
Interest income	4	15	2,062	—	—	(2,054)	27
Interest expense	(9,879)	(2,315)	13	(1,674)	(204)	2,054	(12,005)
Gain (loss) on derivative contracts	(6,346)	—	—	—	—	—	(6,346)
Other income and (expense)	—	611	(5)	—	—	—	606

Total other income and expense	(16,221)	(1,689)	2,070	(1,674)	(204)	—	(17,718)
Loss from continuing operations before non-controlling interest	(67,015)	(13,165)	2,427	(2,195)	2,840	—	(77,108)
Income tax expense (benefit)	—	(571)	(125)	—	—	—	(696)
Net (income) loss attributable to non-controlling interest	—	(249)	—	—	—	—	(249)

Net loss	$(67,015)	$(12,843)	$2,552	$(2,195)	$2,840	$—	$(76,661)

	December 31, 2010 (in thousands)
	Corporate Unallocated	U.S. Upstream	Canadian Upstream	Midstream	Oilfield Services	Intersegment Eliminations	Total
Oil and gas Sales	$—	$27,715	$—	$—	$—	$—	$27,715
Field operations and other	—	1,905	—	414	5,027	(2,337)	5,009

Total revenue	—	29,620	—	414	5,027	(2,337)	32,724
Lease operating expenses	—	10,399	—	—	—	—	10,399
Severance taxes and marketing	—	2,305	—	—	—	—	2,305
Exploration	—	936	—	—	—	—	936
Field Operations	—	2,213	—	214	4,273	(2,337)	4,363
Impairment of proved oil & gas properties	—	306	—	—	—	—	306
Depreciation, depletion and accretion	—	8,347	—	45	531	—	8,923
General and administrative	22,835	1,798	—	71	197	—	24,901

Total expenses	22,835	26,304	—	330	5,001	(2,337)	52,133
Interest income	41	20	—	—	—	—	61
Interest expense	(3,412)	(23)	—	—	(159)	—	(3,594)
Gain (loss) on derivative contracts	820	(6)	—	—	—	—	814

Total other income and expense	(2,551)	(9)	—	—	(159)	—	(2,719)
Loss from continuing operations before non-controlling interest	(25,386)	3,307	—	84	(133)	—	(22,128)
Net (income) loss attributable to non-controlling interest	—	(129)	—	—	—	—	(129)

Net income (loss) from continuing operations	(25,386)	3,178	—	84	(133)	—	(22,257)
Income from discontinued operations	—	8,457	—	—	—	—	8,457

Net loss	$(25,386)	$11,635	$—	$84	$(133)	$—	$(13,800)

	December 31, 2009 (in thousands)
	Corporate Unallocated	U.S. Upstream	Canadian Upstream	Midstream	Oilfield Services	Intersegment Eliminations	Total
Oil and gas Sales	$—	$6,607	$—	$—	$—	$—	$6,607
Field operations and other	—	237	—	—	—	—	237

Total revenue	—	6,844	—	—	—	—	6,844
Lease operating expenses	—	3,879	—	—	—	—	3,879
Severance taxes and marketing	—	500	—	—	—	—	500
Exploration	—	790	—	—	—	—	790
Impairment of unproved oil & gas properties	—	634	—	—	—	—	634
Depreciation, depletion and accretion	—	3,168	—	—	—	—	3,168
General and administrative	8,485	5	—	—	—	—	8,490

Total expenses	8,485	8,976	—	—	—	—	17,461
Interest income	1	—	—	—	—	—	1
Interest expense	(3,336)	645	—	—	—	—	(2,691)
Gain (loss) on derivative contracts	(2,061)	(264)	—	—	—	—	(2,325)

Total other income and expense	(5,396)	381	—	—	—	—	(5,015)
Loss from continuing operations before non-controlling interest	(13,881)	(1,751)	—	—	—	—	(15,632)
Net (income) loss attributable to non-controlling interest	—	63	—	—	—	—	63

Net income (loss) from continuing operations	(13,881)	(1,688)	—	—	—	—	(15,569)
Income from discontinued operations	—	445	—	—	—	—	445

Net loss	$(13,881)	$(1,243)	$—	$—	$—	$—	$(15,124)

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

Supplemental Oil and Gas Disclosures (Unaudited)

The following table sets forth the costs incurred in oil and gas property acquisition, exploration, and development activities.

	(in thousands)
	2011	2010	2009
Purchase of non-producing leases	$412,099	$46,683	$2,603
Purchase of producing properties	204,511	53,116	3,288
Exploration costs	189,535	43,466	3,794
Development costs	24,740	13,641	6,798
Asset retirement obligation	12,843	2,171	278

	$843,728	$159,077	$16,761

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

Leases

As of December 31, 2011, we rent various office spaces in Houston, Texas, that total approximately 16,600 square feet at a cost of $37,925 per month for the remaining terms ranging from two to fifty-two months. Triad Hunter had various lease commitments for periods ranging from three to seventy-four months at December 31, 2011, and with monthly payments of approximately $29,518 as of that date. Williston Hunter has office spaces in Calgary, Alberta and Denver, Colorado that have a combined monthly payment of $31,517.

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

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Balance Sheets

(in thousands)

	As of December 31, 2011
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
ASSETS
Current assets	$25,402	$39,570	$12,341	$—	$77,313
Intercompany accounts receivable	602,773	—	—	(602,773)	—
Property and equipment (using successful efforts accounting)	13,287	727,661	337,558	—	1,078,506
Investment in subsidiaries	244,500	—	126,655	(371,155)	—
Other assets	9,151	467	2,967	—	12,585

Total Assets	$895,113	$767,698	$479,521	$(973,928)	$1,168,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$21,112	$114,105	$32,102	$—	$167,319
Intercompany accounts payable	—	241,339	361,434	(602,773)	—
Long-term liabilities	253,319	93,925	63,189	—	410,433
Redeemable preferred stock	100,000	—	—	—	100,000
Shareholders’ equity	520,682	318,329	22,796	(371,155)	490,652

Total Liabilities and Stockholders’ Equity	$895,113	$767,698	$479,521	$(973,928)	$1,168,404

	As of December 31, 2010
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
ASSETS
Current assets	$4,809	$6,436	$1,881	$—	$13,126
Intercompany accounts receivable	131,691	—	—	(131,691)	—
Property and equipment (using successful efforts accounting)	12,049	149,647	70,904	—	232,601
Investment in subsidiaries	80,877	—	—	(80,877)	—
Other assets	2,724	512	5	—	3,240

Total Assets	$232,150	$156,595	$72,790	$(212,568)	$248,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$24,853	$13,480	$5,902	$—	$44,235
Intercompany accounts payable	—	56,326	75,365	(131,691)	—
Long-term liabilities	24,386	3,023	3,765	—	31,174
Redeemable preferred stock	70,236	—	—	—	70,236
Shareholders’ equity	112,675	83,766	(12,242)	(80,877)	103,322

Total Liabilities and Stockholders’ Equity	$232,150	$156,595	$72,790	$(212,568)	$248,967

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Operations

(in thousands)

	For the Year Ended December 31, 2011
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Revenues	$1,056	$100,504	$31,370	$(3,752)	$129,178
Expenses	68,757	111,994	29,287	(3,752)	206,286

Loss from continuing operations before equity in net income of subsidiary	(67,701)	(11,490)	2,083	—	(77,108)
Equity in net income of subsidiary	(8,960)	—	—	8,960	—

Net income (loss)	(76,661)	(11,490)	2,083	8,960	(77,108)
Less: Net income attributable to non-controlling interest	—	—	(249)	—	(249)

Net loss	(76,661)	(11,490)	1,834	8,960	(77,357)
Income tax benefit	—	571	125	—	696
Dividends on preferred stock	(14,007)	—	—	—	(14,007)

Net income (loss) attributable to common shareholders	$(90,668)	$(10,919)	$1,959	$8,960	$(90,668)

	For the Year Ended December 31, 2010
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Revenues	$1,312	$21,765	$11,984	$(2,337)	$32,724
Expenses	27,339	18,293	11,557	(2,337)	54,852

Loss from continuing operations before equity in net income of subsidiary	(26,027)	3,472	427	—	(22,128)
Equity in net income of subsidiary	3,770	—	—	(3,770)	—

Gain (loss) from continuing operations before income taxes and non-controlling interest	(22,257)	3,472	427	(3,770)	(22,128)
Less: Net income attributable to non-conrolling interest	—	—	(129)	—	(129)

Net income (loss) from continuing operations attributable to Magnum Hunter Resources Corporation	(22,257)	3,472	298	(3,770)	(22,257)
Income from discontinued operations	8,457	—	—	—	8,457

Net loss	(13,800)	3,472	298	(3,770)	(13,800)
Dividends on preferred stock	(2,467)	—	—	—	(2,467)

Net income (loss) attributable to common shareholders	$(16,267)	$3,472	$298	$(3,770)	$(16,267)

	For the Year Ended December 31, 2009
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Revenues	$981	$104	$5,777	$(18)	$6,844
Expenses	16,054	152	6,282	(12)	22,476

Loss from continuing operations before equity in net income of subsidiary	(15,073)	(48)	(505)	(6)	(15,632)
Equity in net income of subsidiary	(491)	—	—	491	—

Gain (loss) from continuing operations before income taxes and non-controlling interest	(15,564)	(48)	(505)	485	(15,632)
Less: Net income attributable to non-controlling interest	—	—	63	—	63

Net income (loss) from continuing operations attributable to Magnum Hunter Resources Corporation	(15,564)	(48)	(442)	485	(15,569)
Income from discontinued operations	445	—	—	—	445

Net loss	(15,119)	(48)	(442)	485	(15,124)
Dividends on preferred stock	(26)	—	—	—	(26)

Net income (loss) attributable to common shareholders	$(15,145)	$(48)	$(442)	$485	$(15,150)

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

NOTE 17 – SUBSEQUENT EVENTS

We sold an additional 638,998 shares of our Series D Cumulative Perpetual Preferred Stock at an average price of $47.33 per share for net proceeds of approximately $29.6 million, pursuant to our ATM sales agreement subsequent to December 31, 2011, through the date of this report. There are a total of 2,076,556 shares of Series D Preferred Stock outstanding as of the date of this report.

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

2.	Financial Statement Schedule: We have included on page 99 of this annual report on Form 10-K, Financial Statement Schedule II, Valuation and Qualifying Accounts

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
Gary C. Evans
Chairman of the Board and Chief Executive Officer

Date: March 27, 2012

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Arrangement Agreement between the Registrant and NGAS Resources, Inc., dated December 23, 2010 (incorporated by reference from the Registrant’s current report on Form 8-K filed on December 30, 2010).+

2.2	Purchase and Sale Agreement between the Registrant, Quest Eastern Resource LLC and PostRock MidContinent Production, LLC, dated December 24, 2010 (incorporated by reference from the Registrant’s current report on Form 8-K/A filed on March 2, 2011).+@

2.3	Arrangement Agreement between the Registrant and NuLoch Resources Inc., dated January 19, 2011 (incorporated by reference from the Registrant’s current report on Form 8-K filed on January 25, 2011).+

2.4	Plan of Arrangement under Section 193 of the Business Corporations Act (Alberta) with respect to the Acquisition of NuLoch Resources Inc. by the Registrant (incorporated by reference from Registrant’s registration statement on Form S-4 filed on April 8, 2011).+

2.5	Purchase and Sale Agreement by and among Triad Hunter, LLC and Windsor Marcellus, LLC (incorporated by reference from the Registrant’s current report on Form 8-K filed on April 12, 2011.)+

2.6	Purchase and Sale Agreement by and among Triad Hunter, LLC, Quest Eastern Resource LLC and PostRock Energy Corporation, dated June 16, 2011 (incorporated by reference from the Registrant’s current report on Form 8-K filed on June 21, 2011).+

2.7	Purchase and Sale Agreement by and among Eagle Operating Inc., Williston Hunter ND, LLC and for the limited purposes set forth therein, the Registrant, dated August 4, 2011 (incorporated by reference from the Registrant’s current report on Form 8-K filed on August 5, 2011).+

3.1(1)	Restated Certificate of Incorporation of the Registrant, filed February 13, 2002.

3.1.1(1)	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed May 8, 2003.

3.1.2(1)	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed June 6, 2005.

3.1.3	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed July 18, 2007 (incorporated by reference from the Registrant’s quarterly report on Form 10-QSB filed on August 14, 2007).

3.1.4	Certificate of Ownership and Merger Merging Magnum Hunter Resources Corporation with and into Petro Resources Corporation, filed July 13, 2009 (incorporated by reference from the Registrant’s current report on Form 8-K filed on July 14, 2009).

3.1.5	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed November 3, 2010 (incorporated by reference from the Registrant’s current report on Form 8-K filed on November 2, 2010).

3.1.6	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed May 9, 2011 (incorporated by reference from the Registrant’s quarterly report on Form 10-Q filed on March 31, 2011).

3.2	Amended and Restated Bylaws of the Registrant, dated March 15, 2001 as amended on April 14, 2006, October 12, 2006, and May 26, 2011 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011).

4.1(2)	Form of certificate for common stock.

4.2	Certificate of Designation of Rights and Preferences of 10.25% Series C Cumulative Perpetual Preferred Stock, dated December 10, 2009 (incorporated by reference from the Registrant’s Registration Statement on Form 8-A filed on December 10, 2009).

Exhibit Number	Description
4.2.1	Certificate of Amendment of Certificate of Designation of Rights and Preferences of 10.25% Series C Cumulative Perpetual Preferred Stock, dated August 2, 2010 (incorporated by reference from the Registrant’s quarterly report on Form 10-Q filed on August 12, 2010).

4.2.2	Certificate of Amendment of Certificate of Designation of Rights and Preferences of 10.25% Series C Cumulative Perpetual Preferred Stock, dated September 8, 2010 (incorporated by reference from the Registrant’s current report on Form 8-K filed on September 15, 2010).

4.3	Certificate of Designation of Rights and Preferences of 8.0% Series D Cumulative Preferred Stock, dated March 16, 2011 (incorporated by reference from the Registrant’s current report on Form 8-K filed on March 17, 2011).

4.4	Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock (incorporated by reference from the Registrant’s current report on Form 8-K filed on May 5, 2011).

10.1(3)	Employment Agreement between the Registrant and Gary C. Evans, dated May 22, 2009.*

10.1.1	Amendment to Employment Agreement between the Registrant and Gary C. Evans, dated of November 14, 2011 (incorporated by reference from the Registrant’s annual report on Form 10-K filed on February 29, 2012).*

10.2(3)	Stock Option Agreement between the Registrant and Gary C. Evans, dated May 22, 2009.*

10.3(3)	Restricted Stock Agreement between the Registrant and Gary C. Evans, dated May 22, 2009.*

10.4(3)	Employment Agreement between the Registrant and Ronald D. Ormand, dated May 22, 2009.*

10.4.1	Amendment to Employment Agreement between the Registrant and Ronald O. Ormand, dated of November 14, 2011 (incorporated by reference from the Registrant’s annual report on Form 10-K filed on February 29, 2012).*

10.5(3)	Stock Option Agreement between the Registrant and Ronald D. Ormand, dated May 22, 2009.*

10.6(3)	Restricted Stock Agreement between the Registrant and Ronald D. Ormand, dated May 22, 2009.*

10.7(2)	Employment Agreement between the Registrant and H.C. “Kip” Ferguson, dated October 1, 2009.*

10.7.1	Amendment to Employment Agreement between Registrant and H.C. “Kip” Ferguson, dated November 14, 2011 (incorporated by reference from the Registrant’s annual report on Form 10-K filed on February 29, 2012).*

10.8(4)	Amended and Restated Stock Incentive Plan of Registrant.*

10.8.1	Amendment to Amended and Restated Stock Incentive Plan (incorporated by reference from the Registrant’s proxy statement on Annex C of Schedule 14A filed on April 1, 2011).*

10.9(2)	Form of Stock Option Agreement under the Registrant’s Amended and Restated Stock Incentive Plan.*

10.10(4)	Form of Restricted Stock Award Agreement under the Registrant’s Amended and Restated Stock Incentive Plan.*

10.11(4)	Form of Stock Appreciation Right Agreement under the Registrant’s Amended and Restated Stock Incentive Plan.*

10.12	Form of Executive Change of Control Retention Agreements (incorporated by reference from the Registrant’s annual report on Form 10-K filed on February 29, 2012).*

10.12.1	Amendment to Form of Executive Change of Control Retention Agreements (incorporated by reference from the Registrant’s annual report on Form 10-K filed on February 29, 2012).*

10.13(1)	Lease Purchase Agreement between the Registrant and The Meridian Resource & Exploration, LLC, dated January 10, 2006.

Exhibit Number	Description

10.14(1)	Form of Registration Rights Agreement for $3.00 warrants sold as part of the Registrant’s February 2006 private placement, dated February 17, 2006.

10.15(1)	Form of $3.00 Warrant sold as part of February 2006 private placement.

10.16	Purchase and Sale Agreement between the Registrant and Eagle Operating, Inc., dated December 11, 2006 (incorporated by reference from the Registrant’s annual report on Form 10-KSB for the year ended December 31, 2006, filed on April 2, 2007).

10.16.1(2)	First Amendment to Purchase and Sale Agreement between the Registrant and Eagle Operating, Inc., dated January 25, 2007.

10.17	Agreement and Plan of Merger between the Registrant, Sharon Hunter, Inc., Sharon Resources, Inc. and Sharon Energy Ltd., dated September 9, 2009 (incorporated by reference from the Registrant’s current report on Form 8-K filed on September 15, 2009).
10.18	Purchase and Sale Agreement between the Registrant and Centurion Exploration Company, LLC, dated September 14, 2009 (incorporated by reference from the Registrant’s current report on Form 8-K filed on September 15, 2009).

10.19	Asset Purchase Agreement between the Registrant and Triad Energy Corporation, dated October 28, 2009 (incorporated by reference from the Registrant’s current report on Form 8-K filed on October 29, 2009).

10.20	Form of Securities Purchase and Registration Rights Agreement with respect to November 5, 2009 offering (incorporated by reference from the Registrant’s current report on Form 8-K filed on November 6, 2009).

10.21	Form of $2.50 Warrant with respect to the Registrant’s November 5, 2009 offering (incorporated by reference from the Registrant’s current report on Form 8-K filed on November 6, 2009).

10.22(5)	Placement Agency Agreement with respect to the Registrant’s November 10, 2009 offering, dated November 10, 2009.

10.23(5)	Placement Agency Agreement with respect to the Registrant’s November 11, 2009 offering, dated November 11, 2009.

10.24(5)	Form of $2.50 Warrant with respect to the Registrant’s November 10 and 11, 2009 offerings.

10.25	At the Market Sales Agreement for Series C Preferred Stock between the Registrant and McNicoll, Lewis &Vlak LLC, dated June 22, 2010 (incorporated by reference from the Registrant’s current report on Form 8-K filed on June 24, 2010).

10.26	At the Market Sales Agreement for common stock between the Registrant and McNicoll, Lewis & Vlak LLC, dated June 25, 2010 (incorporated by reference from the Registrant’s current report on Form 8-K filed on June 25, 2010).

10.27	Purchase and Sale Agreement between the Registrant and Approach Oil & Gas Inc., dated October 29, 2010 (incorporated by reference from the Registrant’s current report on Form 8-K filed on November 4, 2010).+

10.28	Form of Support Agreement between the Registrant and certain NGAS Resources, Inc. shareholders, dated December 23, 2010 (incorporated by reference from the Registrant’s current report on Form 8-K filed on December 30, 2010).

10.29	Omnibus Agreement between the Registrant, NGAS Resources, Inc., NGAS Production Co., NGAS Gathering, LLC, Seminole Energy Services, L.L.C., Seminole Gas Company, L.L.C. and NGAS Gathering II, LLC, dated March 10, 2011 (incorporated by reference from the Registrant’s current report on Form 8-K filed on March 16, 2011).@

Exhibit Number	Description

10.30	Second Amended and Restated Credit Agreement between the Registrant, Bank of Montreal, Capital One, N.A., Amegy Bank National Association, KeyBank National Association, UBS Securities LLC, BMO Capital Markets, and the lenders party thereto, dated April 13, 2011 (incorporated by reference from the Registrant’s current report on Form 8-K filed on April 14, 2011).

10.30.1	First Amendment to Second Amended and Restated Credit Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 19, 2011).

10.30.2	Second Amendment to Second Amended and Restated Credit Agreement (incorporated by reference from the Registrant’s current report on Form 8-K filed on August 18, 2011).

10.30.3	Third Amendment to Second Amended and Restated Credit Agreement (incorporated by reference from the Registrant’s current report on Form 8-K filed on October 4, 2011).

10.30.4	Fourth Amendment to Second Amended and Restated Credit Agreement (incorporated by reference from the Registrant’s current report on Form 8-K filed on December 12, 2011).+
10.30.5	Fifth Amendment to Second Amended and Restated Credit Agreement (incorporated by reference from the Registrant’s current report on Form 8-K filed on February 14, 2012).+

10.31	Warrants Agreement (including Form of Warrant Certificate) between the Registrant and American Stock Transfer & Trust Company, dated October 13, 2011 (incorporated by reference from the Registrant’s current report on Form 8-K filed on October 18, 2011).

10.32	First Lien Credit Agreement by and among Eureka Hunter Pipeline, LLC, the lenders party thereto and SunTrust Bank (incorporated by reference from the Registrant’s current report on Form 8-K filed on August 22, 2011).

10.33	Second Lien Term Loan Agreement by and among Eureka Hunter Pipeline, LLC, the lenders party thereto and PennantPark Investment Corporation (incorporated by reference from the Registrant’s current report on Form 8-K filed on August 22, 2011).+

10.34	Second Lien Credit Agreement by and among the Registrant, Capital One, N.A., and the lenders and guarantors party thereto, dated September 28, 2011 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 4, 2011).

10.34.1	First Amendment to Second Lien Credit Agreement, dated December 6, 2011 (incorporated by reference from the Registrant’s current report on Form 8-K filed on December 12, 2011).

10.34.2	Second Amendment to Second Lien Credit Agreement, dated February 14, 2012 (incorporated by reference to the Registrant’s current report on Form 8-K filed on February 14, 2012).+

10.35(6)	At the Market Sales Agreement (Series D Preferred Stock) between the Registrant and MLV & Co., LLC, dated January 18, 2012

10.36(6)	At the Market Sales Agreement (Series D Preferred Stock) between the Registrant and Wunderlich Securities, Inc., dated January 18, 2012.

10.37(6)	At the Market Sales Agreement (Common Stock) between the Registrant and MLV & Co., LLC, dated January 18, 2012.

12.1	Computation of Ratio of Earnings to Fixed Charges (incorporated by reference from the Registrant’s annual report on Form 10-K filed on February 29, 2012).

21.1	List of Subsidiaries (incorporated by reference from the Registrant’s annual report on Form 10-K filed on February 29, 2012).

23.1	Consent of Hein & Associates LLP (incorporated by reference from the Registrant’s annual report on Form 10-K filed on February 29, 2012).

Exhibit Number	Description

23.2	Consent of Cawley Gillespie & Associates, Inc. (incorporated by reference from the Registrant’s annual report on Form 10-K filed on February 29, 2012).

23.3	Consent of AJM Deloitte and Touche, LLP (incorporated by reference from the Registrant’s annual report on Form 10-K filed on February 29, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

99.1	Independent Engineer Reserve Report for the year ended December 31, 2011 prepared by Cawley Gillespie & Associates, Inc (incorporated by reference from the Registrant’s annual report on Form 10-K filed on February 29, 2012).

99.2	Independent Engineer Reserve Report for the year ended December 31, 2011 prepared by AJM Deloitte and Touche, LLP (incorporated by reference from the Registrant’s annual report on Form 10-K filed on February 29, 2012).

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Presentation Linkbase Document

*	The referenced exhibit is a management contract, compensatory plan or arrangement.

+	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

@	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

#	Filed Herewith

^	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

(1)	Incorporated by reference from the Registrant’s registration statement on Form SB-2 filed on March 21, 2006.

(2)	Incorporated by reference from the Registrant’s annual report on Form 10-K filed on February 18, 2011.

(3)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on May 28, 2009.

(4)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on December 3, 2010.

(5)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on November 13, 2009.

(6)	Incorporated by reference from the Registrant’s current report on Form 8-K filed on January 19, 2012.