Form 10-K/A
period 2011-12-31
MAGNUM HUNTER RESOURCES CORP
filed 2012-04-30
CIK 1335190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
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

As of April 26, 2012, 131,340,155 shares of the registrant’s common stock were issued and outstanding.

Explanatory Note

This Amendment No. 2 to Form 10-K (this “Amendment”) amends Magnum Hunter Resources Corporation’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2011, as amended (the “Original 10-K”) which was filed with the Securities and Exchange Commission (the “Commission”) on February 29, 2012 and amended on March 27, 2012. The Company is filing this Amendment for the sole purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K. The reference on the cover of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14, of the Original 10-K are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original 10-K is hereby amended and restated in its entirety.

This Amendment speaks as of the original filing date of the Original 10-K and reflects only the changes to the cover page, Items 10 through 14 of Part III and Item 15 of Part IV. No other information included in the Original 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way, and the Company has not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-K or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.

We have also included as exhibits the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment should be read in conjunction with the Company’s filings with the Commission made subsequent to February 29, 2012, the date of the original filing.

i

ii

PART III

Item 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our directors and executive officers and their ages, positions, and biographies as of April 23, 2012 are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position with Magnum Hunter
J. Raleigh Bailes	63	Director
Brad Bynum	42	Director
Victor G. Carrillo	47	Director
Gary C. Evans	54	Chairman and Chief Executive Officer
Stephen C. Hurley	62	Director
Joe L. McClaugherty	60	Director
Ronald D. Ormand	53	Director, Chief Financial Officer and Executive Vice President
Steven A. Pfeifer	49	Director
Jeff Swanson	56	Director
Brian G. Burgher	50	Senior Vice President of Land
R. Glenn Dawson	55	President of Williston Hunter, Inc., a wholly-owned subsidiary of Magnum Hunter
James W. Denny, III	64	Executive Vice President of Operations
H.C. “Kip” Ferguson, III	46	Executive Vice President of Exploration
Paul M. Johnston	57	Senior Vice President, General Counsel and Corporate Secretary
Don Kirkendall	55	Senior Vice President of Administration and Product Marketing
David S. Krueger	62	Senior Vice President and Chief Accounting Officer

J. Raleigh Bailes, Sr., age 63, has been a director of Magnum Hunter since 2006. Mr. Bailes has been a partner of Bailes, Bates & Associates, LLP, a tax and accounting firm, since March 2003. Between November 1999 and March 2003, Mr. Bailes owned and managed J. Raleigh Bailes, CPA, a tax and accounting firm. Mr. Bailes is admitted to practice before the U.S. Tax Court and is licensed by the State of Texas as a certified public accountant. The Company’s recent change to a “large accelerated filer” and a “well-known seasoned issuer” under applicable SEC rules and its increased subjectivity to Sarbanes-Oxley Act compliance were factors taken into account by the board of directors in determining that Mr. Bailes’ tax, accounting and industry experience would benefit the Company.

Brad Bynum, age 42, has been a director of Magnum Hunter since 2006. Mr. Bynum currently serves as President of Howard Energy Partners, an independent energy services company offering midstream services, project management, contract operations, and fabrication and construction services, a position he has held since December 2011.  Mr. Bynum also served as Chief Financial Officer of Howard Energy Partners from July 2011 to December 2011.  Mr. Bynum was Chief Financial Officer of Hall-Houston Exploration Partners, L.L.C., a privately-held oil and gas exploration and development company, from February 2005 to July 2011. Between 1997 and February 2005, Mr. Bynum was employed at Merrill Lynch Pierce Fenner & Smith, or Merrill Lynch, most recently as a Director of Investment Banking in Merrill Lynch’s Global Energy and Power Investment Banking Group, in Houston, Texas. Mr. Bynum received a degree in accounting from Texas A&M University and an M.B.A. from Rice University.  Mr. Bynum’s industry experience, industry and investment banking contacts, and financial expertise were taken into consideration during the nomination process.

Victor G. Carrillo, age 47, has been a director of Magnum Hunter since January 2011. Mr. Carrillo currently serves as President and Chief Operating Officer and a director of Zion Oil & Gas, Inc., or Zion, a company engaged in oil and gas exploration primarily in Israel and areas located on-shore between Haifa and Tel Aviv, a position he has held since October 2011.  Mr. Carrillo has also served as a director of Zion since September 2010, and he served as an executive vice president and a director of Zion from January 2011 to October 2011. From 2003 to 2010, Mr. Carrillo served as a commissioner on the Texas Railroad Commission. During his time of service on the Texas Railroad Commission, Mr. Carrillo also served as Chairman of the Governor’s Texas Energy Planning Council. During his career, Mr. Carrillo has also served as the Chairman of the Outer Continental Shelf Advisory Committee to the U.S. Secretary of the Interior, Vice Chairman of the Interstate Oil and Gas Compact Commission, a member of the Committee on Gas for the National Association of Regulatory Utility Commissioners and a member of the board of directors of Advisors to the Texas Journal of Oil, Gas & Energy Law at the University of Texas School of Law. Hispanic Business Magazine has named Mr. Carrillo one of the 100 Most Influential Hispanics in the United States. Mr. Carrillo received a B.S. in geology from Hardin-Simmons University, an M.S. in geology from Baylor University, a Juris Doctorate with emphasis in both environmental and oil and gas law from the University of Houston Law Center and an honorary Doctorate from Hardin-Simmons University. Mr. Carrillo’s vast educational and professional experience related to the crude oil and natural gas exploration and production segment of the energy industry was taken into consideration by the board of directors in connection with his nomination.

Gary C. Evans, age 54, has been a director of Magnum Hunter since 2009. Mr. Evans was appointed as Chairman of the Board and Chief Executive Officer of the Company on May 23, 2009. Mr. Evans previously founded and served as the Chairman and Chief Executive Officer of Magnum Hunter Resources, Inc., or MHRI, an unrelated NYSE-listed company of similar name, for twenty years before selling MHRI to Cimarex Energy for approximately $2.2 billion in June 2005. In 2005, Mr. Evans formed Wind Energy, LLC, a renewable energy company which was subsequently acquired in December 2006 by GreenHunter Energy, Inc., or GreenHunter, an NYSE Amex-listed renewable energy company focusing on water resource management as it relates to the oil and gas industry. Mr. Evans has served as Chairman and Chief Executive Officer of GreenHunter since December 2006. Mr. Evans serves as an individual trustee of TEL Offshore Trust, a publicly-listed oil and gas trust, and is a director of Novavax Inc., a NASDAQ-listed clinical-stage vaccine biotechnology company. Mr. Evans was recognized by Ernst and Young LLP as the Southwest Area 2004 Entrepreneur of the Year for the Energy Sector and was subsequently inducted into the World Hall of Fame for Ernst & Young Entrepreneurs. In nominating Mr. Evans, the board of directors concluded the Company would benefit from Mr. Evans’ extensive oil and gas industry expertise, his expertise as a chief executive officer with publicly held energy companies and his industry, investment banking and commercial lending contacts.

Stephen C. Hurley, age 62, has been a director of Magnum Hunter since October 2011. Mr. Hurley has 37 years of experience in the oil and gas industry. He is a former member of the board of directors of Brigham Exploration Company, serving from December 2002 to December 2011 when the company was sold to Statoil ASA. He also served on the audit and compensation committees of Brigham Exploration Company from January 2003 to December 2011.  Mr. Hurley is a former President and director of Hunt Oil Company, having been associated with Hunt Oil Company from August 2001 to August 2011. Prior to joining Hunt Oil Company, Mr. Hurley served as Chief Operating Officer, Executive Vice President and a director for Chieftain International, Inc. from August 1995 to August 2001. Prior to joining Chieftain International, Inc., Mr. Hurley was Vice President of Exploration and Production for Murphy Exploration and Production Company. Earlier, he was affiliated with Ocean Drilling and Exploration Company and Exxon Company USA. Mr. Hurley holds a B.S. and an M.S. from the University of Arkansas and an advanced degree in business studies from Harvard University. In nominating Mr. Hurley, the board of directors considered his extensive executive-level experience in the energy industry.

Joe L. McClaugherty, age 60, has been a director of Magnum Hunter since 2006. For the past 21 years, Mr. McClaugherty has been a senior partner of McClaugherty & Silver, P.C., a full service firm engaged in the practice of civil law, including oil and gas law, located in Santa Fe, New Mexico. Mr. McClaugherty is admitted to the State bars of New Mexico, Texas and Colorado, as well as the Federal bars of the Districts of New Mexico and Colorado, the United States Court of Appeals for the Tenth Circuit and the United States Supreme Court. In nominating Mr. McClaugherty, the board of directors considered his business and law degrees from the University of Texas at Austin, his approximately 36 years of legal experience in a broad-based civil practice and his extensive experience on boards of both international and domestic companies.

Ronald D. Ormand, age 53, has been a director of Magnum Hunter since 2009. Mr. Ormand was appointed as Chief Financial Officer and Executive Vice President of the Company on May 22, 2009 and was appointed as a director of the Company on May 23, 2009. Mr. Ormand has over 25 years of investment and commercial banking experience in the energy industry. From April 2005 to October 2007, he served as a managing director with West LB, where he served as head of the Oil and Gas Investment Banking Group for the Americas. From 1988 to December 2004, Mr. Ormand was with CIBC World Markets, or CIBC, and Oppenheimer & Co., which CIBC acquired in 1997. From 1997 to 2004, Mr. Ormand served as managing director and head of CIBC’s U.S. Oil and Gas Investment Banking Group and a member of the firm’s Investment Banking Management Committee. Prior to joining CIBC in 1988, Mr. Ormand worked in various investment banking positions. Mr. Ormand also served as President and Chief Financial Officer and a director of Tremisis Energy Acquisition Corporation II, an NYSE-listed company, from November 2007 to March 2009 and currently serves on the board of directors of GreenHunter.  Mr. Ormand received a B.A. and an M.B.A. from the University of California at Los Angeles and attended Cambridge University in Cambridge, England where he studied economics. In nominating Mr. Ormand, the board of directors took into account Mr. Ormand’s extensive investment banking and commercial banking experience and related industry contacts, which the board of directors believes will facilitate the Company’s acquisition and financing activities.

Steven A. Pfeifer, age 49, has been a director of Magnum Hunter since May 2006. Since January 2005, he has served as the managing partner of P.O. & G. Resources, LP, a privately held oil and natural gas exploration and production company with holdings in Texas, New Mexico, Oklahoma, Kansas, Montana, North Dakota, Wyoming, and Mississippi.  Mr. Pfiefer has also served as a director of TS World Development Fund, Ltd., a fund that invests primarily in exchange-listed equities, since August 2010.  From September 1999 to September 2004, Mr. Pfeifer was employed by Merrill Lynch, Pierce, Fenner, & Smith Incorporated, or Merrill Lynch, initially as the integrated oil stock analyst and later as First Vice President in charge of Merrill Lynch’s Global Energy Research team.  From April 1993 to September 1999, he was a Wall Street energy equity analyst in the New York offices of Deutsche Bank AG, Paine Webber and Company, and Prudential Securities.  From August 1988 to April 1993, Mr. Pfeifer worked as a financial analyst in Amoco Corporation’s strategic planning, exploration, and Russian venture groups in Houston and Chicago.  From December 1984 to May 1986, he worked as a petroleum engineer in Atlantic Richfield Company’s Tulsa, Denver, and Midland offices.  Mr. Pfeifer received a B.S. in petroleum engineering from the University of Texas at Austin, and an M.B.A. from the Wharton School of the University of Pennsylvania.  He is a member of the Society of Petroleum Engineers (SPE) and the Independent Petroleum Association of America (IPAA).  Mr. Pfeifer’s industry experience, financial expertise and technical background were taken into consideration during the nomination process.

Jeff Swanson, age 56, has been a director of Magnum Hunter since 2009. Mr. Swanson currently serves as the President and Chief Executive Officer of GrailQuest Corp., a privately held company providing software and services to the oil and gas industry, a position he has held since January 1999.  Mr. Swanson is also the President and Chief Executive Officer of Swanson Consulting Inc., a provider of geological and engineering geosciences studies for the oil and gas industry.  He has been actively engaged in the exploration and production sectors of the oil and gas industry for over 30 years. Mr. Swanson co-founded Stratamodel, Inc., which developed the first commercially available 3-D geocellular technology, now a standard workflow tool in the oil and gas industry. He is co-author of two patents including ReservoirGrail, an increasingly used reservoir volumetric material balancing simulator. Mr. Swanson received his B.B.A. from Southern Methodist University and is a member of the Society of Petroleum Engineers (SPE), Association of Petroleum Geologists (AAPG), Houston Geological Society (HGS), Independent Petroleum Association of America (IPAA) and the National Stripper Well Association (NSWA). He is an individual trustee of TEL Offshore Trust, a publicly-listed oil and gas trust. Mr. Swanson is a published author of several papers and articles regarding various technologies and methodologies used for enhancing and increasing the value of mature oil and gas fields. In nominating Mr. Swanson, the board of directors took into account both Mr. Swanson’s experience as a Chief Executive Officer and his oil and gas industry expertise, particularly his technical expertise with respect to oilfield and reserve estimation technology.

Brian G. Burgher, age 50, has been Senior Vice President of Land for the Company since March 2011.  He was Vice President of Land for the Company from September 2009 until he was appointed Senior Vice President of Land in March 2011. Mr. Burgher was formerly Vice President of Land at Sharon Resources, Inc. from September 2004 until the company was acquired by Magnum Hunter in September 2009. Sharon Resources, Inc. is now a wholly-owned subsidiary of Magnum Hunter that has been renamed Eagle Ford Hunter, Inc. As Vice President of Land at Sharon Resources, Inc., Mr. Burgher was responsible for all land and legal activities related to oil and gas exploration and development in North America. Mr. Burgher brings more than 25 years of continuous experience in land related areas to our Company. Mr. Burgher is a fourth-generation oil and gas landman. In addition to being an independent producer, Mr. Burgher has worked as field landman, a field land broker, an in-house landman, and a land manager. Mr. Burgher attended both Baylor University and the University of Houston.

R. Glenn Dawson, age 55, has served as President of Williston Hunter, Inc., and our Williston Basin Division, since May 2011. Mr. Dawson was formerly the President and CEO of NuLoch Resources, Inc., renamed Williston Hunter Canada, Inc., which the Company acquired in May 2011. He has over 30 years of experience in oil and gas exploration in North America. His principal responsibilities have involved the generation and evaluation of drilling prospects and production acquisition opportunities.  In the early stages of his career, Mr. Dawson was employed as an exploration geologist by Sundance Oil and Gas, Inc., a public company located in Denver, Colorado, concentrating on their Canadian operations. From December 1985 to September 1998, Mr. Dawson held a variety of managerial and technical positions with Summit Resources, a then-public Canadian oil and gas exploration and production company, including Vice President of Exploration, Exploration Manager and Chief Geologist. He served as Vice President of Exploration with PanAtlas Energy Inc., a then-public Canadian oil and gas exploration and production company, from 1999 until its acquisition by Velvet Exploration Ltd. in July 2000. Mr. Dawson was a co-founder and Vice President of Exploration of TriLoch Resources Inc., a then-public Canadian oil and gas exploration company, from 2001 to 2005, until it was acquired by

Enerplus Resources Fund. As a result of the sale of TriLoch Resources Inc. to Enerplus Resources Fund, Mr. Dawson founded NuLoch Resources, Inc. in 2005. Mr. Dawson graduated in 1980 from Weber State University of Utah with a Bachelor’s degree in Geology and attended the University of Calgary from 1980 to 1982 in the Masters Program for Geology.

James W. Denny, III, age 64, has served as President of Triad Hunter, LLC, our Appalachian Division, since February 2010, and has served as Executive Vice President of Operations of the Company since September 2009.  Mr. Denny served as Executive Vice President and Chief Operating Officer of Magnum Hunter from March 2008 to September 2009. Mr. Denny brings more than 35 years of industry related experience to the Company. Prior to joining Magnum Hunter, Mr. Denny served as President and Chief Executive Officer of Gulf Energy Management Company, a wholly-owned subsidiary of Harken Energy Corporation from January 2005 to October 2007. Mr. Denny served in various positions of responsibility during his tenure with Harken Energy Corporation from 1998 to 2005. In his capacity as President and Chief Executive Officer of Gulf Energy Management, Mr. Denny was responsible for all facets of Gulf Energy Management’s North American operations. He is a registered Professional Engineer (Louisiana) and is a Certified Earth Scientist. He is also a member of various industry associations, including the American Petroleum Institute, the National Society of Professional Engineers, the Society of Petroleum Engineers, and the Society of Petroleum Evaluation Engineers. He is a graduate of the University of Louisiana-Lafayette with a B. S. in Petroleum Engineering.

H.C. “Kip” Ferguson, III, age 46, has served as President of Eagle Ford Hunter, Inc., our Eagle Ford Shale Division, since May 2011, and has served as Executive Vice President of Exploration of the Company since October 2009. Mr. Ferguson was formerly the President of Sharon Resources, Inc., renamed Eagle Ford Hunter, Inc., from September 1999 until the company was acquired by Magnum Hunter in October 2009.  As President of Sharon Resources, Inc., Mr. Ferguson’s responsibilities included supervision of day-to-day activities, budget planning for operations, supervision of the development of exploratory projects within numerous basins and involvement in extensive field studies and trend analyses, using advanced drilling and completion technology. Mr. Ferguson brings more that 20 years of exploration and development experience in several major U.S. basins to the Company. Mr. Ferguson served on the board of Sharon Resources, Inc. and Sharon Energy Ltd. from September 1999 to October 2009. Mr. Ferguson served on the board for Diaz Resources, Inc. from 2005 to 2009. Mr. Ferguson is a third-generation geologist with a degree in Geology from the University of Texas at Austin.

Paul M. Johnston, age 57, has served as Senior Vice President, General Counsel and Corporate Secretary of the Company since June 2010. Mr. Johnston has over 30 years of increasing responsibility and management experience in all facets of general corporate, finance, securities and regulatory related legal matters. He is a former partner with the Dallas-based law firm, Thompson & Knight, LLP, representing both private and publicly held companies during his twenty-year career with the firm. Mr. Johnston also had ten years of in-house counsel experience before joining Magnum Hunter, including his service as Vice President and Corporate Counsel, for an NYSE-listed Fortune 250 company from 2000 to 2007, and he most recently served as General Counsel for an SEC-registered investment advisor involved in the management of onshore and offshore hedge funds from 2007 to 2010. A 1977 graduate of Texas Tech University, Mr. Johnston received his Juris Doctorate from Texas Tech University in 1980.

Don Kirkendall, age 55, has served as Senior Vice President of our subsidiary, Eureka Hunter Pipeline, LLC, since June 2010, and has served as Senior Vice President of Administration and Product Marketing of the Company since September 2009.  Prior to serving in his current roles, Mr. Kirkendall served as President of Magnum Hunter from March 2006 to September 2009 and as Executive Vice President of Magnum Hunter from August 2005 to March 2006. Mr. Kirkendall also served on the Company’s board of directors from August 2005 to September 2009. Prior to his employment with Magnum Hunter in August 2005, Mr. Kirkendall was self employed as a consultant focused on oil and gas upstream and midstream operations. Mr. Kirkendall brings more than 32 years of diversified energy experience to Magnum Hunter. His background includes interstate pipeline business along with natural gas marketing and exploration experience. He co-founded and managed a successful natural gas marketing company along with an associated exploration company that specialized in drilling Texas Gulf Coast and South Texas oil and gas prospects. Mr. Kirkendall received his B.B.A. from Southwest Texas State University.

David S. Krueger, age 62, has served as Senior Vice President and Chief Accounting Officer of the Company since October 2009. Mr. Krueger has served as Vice President and Chief Financial Officer of GreenHunter, an NYSE Amex-listed renewable energy company, since May 2006. From June 2005 to May 2006, Mr. Krueger was Vice President and Chief Financial Officer for Sulphur River Exploration, Inc. in Dallas, Texas, an independent oil and gas exploration, production, and operating company. Mr. Krueger served as Vice President and Chief Accounting Officer of MHRI from January 1997 to June 2005. Mr. Krueger served as Vice President-Finance of Cimarron Gas Holding Co., a gas processing and natural gas liquids marketing company in Tulsa, Oklahoma, from April 1992 to January 1997. Mr. Krueger served as Vice President/Controller of American Central Gas Companies, Inc., a gas gathering, processing and marketing company, from May 1988 to April 1992. From 1974 to 1986, Mr. Krueger served in various managerial capacities for Southland Energy Corporation. Mr. Krueger, a certified public accountant, graduated from the University of Arkansas with a B.S. in Business Administration and earned his M.B.A. from the University of Tulsa.

Section 16(a) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, require our executive officers and directors, and persons who beneficially own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the SEC on Forms 3, 4 or 5, as appropriate. Such persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2011, except as follows: J. Raleigh Bailes, Sr., a director of the Company, made three late filings on Form 4, resulting in a failure to timely report three transactions; Brad Bynum, a director of the Company, made two late filings on Form 4, resulting in a failure to timely report two transactions; Gary C. Evans, an officer and director of the Company, made one late filing on Form 4, resulting in a failure to timely report one transaction; Gary L. Hall, a former director of the Company, made two late filings on Form 4, resulting in a failure to timely report two transactions; Stephen C. Hurley, a director of the Company, made one late filing on Form 4, resulting in a failure to timely report one transaction; Joe L. McClaugherty, a director of the Company, made one late filing on Form 4, resulting in a failure to timely report one transaction; and Ronald D. Ormand, an officer and director of the Company, made two late filings on Form 4, resulting in a failure to timely report two transactions. The Company has determined that its Director Compensation Policy imposed administrative challenges, predominantly attributable to the burdensome policy of issuing stock following each Board and committee meeting, that contributed to all of the late Form 4 filings made by Messrs. Bailes, Bynum, Hall and McClaugherty, as listed above. In June 2011, the Director Compensation Policy was amended to address the timing of payments to directors who elect to be paid with the Company’s stock. Subsequent to the amendment to the Director Compensation Policy, there have been no late Form 4 filings related to the timing of director compensation.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to our officers, employees and directors, including our principal executive officer and principal financial and accounting officers. This code assists employees in resolving ethical issues that may arise in complying with its policies. The purpose of this code is to promote, among other things:

•                  honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest;

•                  full, fair, accurate and timely disclosure in filings with the SEC and other public disclosures;

•                  compliance with the law and other regulations;

•                  protection of our assets;

•                  insider trading policies; and

•                  prompt internal reporting of any violation of the code.

This code is available on our website at www.magnumhunterresources.com. We will provide this code free of charge to stockholders who request it. We will post information regarding any amendments to, or waivers from, the provisions of this code that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.

The Company maintains a third-party-managed whistleblower hotline whereby employees can submit complaints or concerns regarding financial statement disclosures, accounting matters, internal accounting controls, or auditing matters and matters arising under our Code of Conduct and Ethics.

Audit Committee

The Audit Committee of the board of directors has been established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised entirely of independent directors in accordance with applicable SEC and NYSE requirements. The current members of the Audit Committee are Messrs. Bailes, Bynum, Hurley and McClaugherty. Mr. Bailes serves as Chairman of the Audit Committee.

Our Audit Committee must include at least one member who has been determined by our board of directors to meet the qualifications of an audit committee financial expert in accordance with SEC rules. The board of directors has determined that Mr. Bailes is an audit committee financial expert, as that term is defined in the SEC rules. Mr. Bailes is a certified public accountant and has been engaged in a public accounting and tax practice for approximately the last 38 years. Each of the members of our Audit Committee is independent, as independence for Audit Committee members is defined by the rules of the NYSE. In addition, Messrs. Bynum, Hurley and McClaugherty have an understanding of fundamental financial statements.

Item 11.                             EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis provides information regarding our executive compensation program in 2011 for the following executive officers of the Company, collectively referred to as our Named Executive Officers, or NEOs:

•                  Gary C. Evans, Chairman and Chief Executive Officer

•                  Ronald D. Ormand, Executive Vice President, Chief Financial Officer, and Secretary

•                  James W. Denny III, Executive Vice President of Operations and President, Appalachian Division

•                  H.C. “Kip” Ferguson, Executive Vice President of Exploration and President, Eagle Ford Division

•                  Brian G. Burgher, Senior Vice President of Land

2011 Stockholder Advisory Vote on Executive Compensation

At our 2011 Annual Meeting, we held our first advisory vote on executive compensation. Over 85% of the votes cast were in favor of the compensation of the NEOs. The Compensation Committee considered this favorable outcome and believed it conveyed our stockholders’ support of the Compensation Committee’s decisions and the existing executive compensation programs. The Compensation Committee continues to look for ways to attract and retain top executive talent whose interests are aligned with those of the Company’s stockholders. At the 2014 Annual Meeting, we will again hold an advisory vote to approve executive compensation, as supported by the stockholders in accordance with the Company’s recommendation in 2011. The Compensation Committee will continue to consider the results from the 2011 vote and future advisory votes on executive compensation.

Our Compensation Philosophy

The objective of the Company’s executive compensation program is to enable us to recruit and retain highly qualified managerial talent by providing competitive levels of compensation in an increasingly competitive market for executive talent. We also seek to motivate our executives to achieve individual and business performance objectives by varying their compensation in accordance with the success of our business.

We believe compensation programs can drive the behavior of employees covered by the programs, and accordingly we seek to design our executive compensation program to align compensation with current and desired corporate performance and stockholder interests. Actual compensation in a given year will vary based on the Company’s performance and on subjective appraisals of individual performance. In other words, while compensation targets will to a large extent reflect the market, actual compensation generally will reflect the Company’s attainment of (or failure to attain) financial and operational performance objectives.

We maintain competitive benefit programs for our employees, including our NEOs, with the objective of retaining their services. Our benefits reflect competitive practices at the time the benefit programs were implemented and, in some cases, reflect our desire to maintain similar benefits treatment for all employees in similar positions. To the extent possible, we structure these programs to deliver benefits in a manner that is tax efficient to both the recipient and the Company.

We seek to provide compensation that is competitive with the companies we believe are our peers and other likely competitors for executive talent. Competitive compensation is normally sufficient to attract executive talent to the Company. Competitive compensation also makes it less likely that executive talent will be lured away by higher compensation to perform a similar role with a similarly-sized competitor. We also believe that a significant portion of compensation for executives should be “at risk,” meaning that the executives will receive a significant portion of their total compensation only to the extent the Company and the executive accomplish goals established by our Compensation Committee.

We frequently consult with Longnecker and Associates, or Longnecker, an independent compensation consultant, on the competitiveness of our executive compensation. Longnecker’s most recent formal peer group review for the Compensation Committee on overall executive compensation was performed in 2010. That review looked at the following companies in our peer group:

Abraxas Petroleum Corporation	GMX Resources
Approach Resources Inc.	Gulfport Energy
Brigham Exploration Company	Magellan Petroleum Corporation
Cano Petroleum, Inc.	Panhandle Oil & Gas
Double Eagle Petroleum Co.	Pinnacle Gas Resources
Gasco Energy, Inc.	PrimeEnergy Corp
GeoResources	Teton Energy Corporation

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

Adjustments to base salary primarily reflect either changes or responses to changes in market data or increased experience and individual contribution of the employee. Working with Longnecker, we noted in 2010 that our base salaries were, in many cases, significantly below market. We have instituted salary increases each year to ensure that our overall compensation remains competitive, but continue to place more emphasis on incentive compensation because of its link to the creation of stockholder value.

Short-Term Incentives

Our short-term incentive program, which we refer to as the Executive Bonus Program, provides an annual cash and/or stock award that is designed to link each employee’s annual compensation to the achievement of annual performance objectives for the Company, as well as to recognize the employee’s performance during the year. The target for each employee is expressed as a percentage of base salary earned during the year and classified as a bonus. Generally, a portion of this award is based upon short-term goals and the remaining portion of the bonus is based upon the discretion of the Compensation Committee. The Compensation Committee retains the ability to exercise discretion in determining all payments under the Executive Bonus Program.

Each year, the Compensation Committee establishes and approves the specific performance objectives after reviewing the performance achieved by our executives the previous year. Performance objectives are based on Company financial and operational factors determined to be critical to achieving our desired business plans. Performance objectives are designed to reflect goals and objectives to be accomplished over a specific period; therefore, incentive opportunities under the plan are not impacted by compensation amounts earned in prior years.

Performance objectives for the NEOs are generally based on performance objectives for the Company as a whole. Examples of performance objectives include (1) achieving specified levels of volume weighted average stock price, (2) achieving specified levels of production, (3) achieving specified levels of reserves, and (4) operational performance objectives.

The 2011 Executive Bonus Program applied to all NEOs. It provided the NEOs with a goal-weighted bonus of up to 50% of base salary and a merit bonus of up to 50% of base salary. The goal-weighted portion of the 2011 Employee Bonus Program consisted of high (125%), target (100%), and low (75%) performance goals. The following chart identifies the weight given to each metric. All criteria required employment with the Company through April 1, 2012. April 1, 2012, is also the point in time where each of the performance goals was measured unless otherwise indicated. The actual performance level obtained is indicated in bold and in italics.

		100%	125%	75%
1	10%	Employed by the Company as of the close of business on April 1, 2012.	Not applicable.	Not applicable.
2	20%	The Company exits 2011 at or above 10,000 BOE of daily production.	The Company exits 2011 at or above 12,000 BOE of daily production.	The Company exits 2011 at or above 9,000 BOE of daily production.
3	20%	The common stock of the Company has traded at a daily VWAP at or above $10.00 per share for 10 consecutive trading days.	The common stock of the Company has traded at a daily VWAP at or above $12.50 per share for 10 consecutive trading days.	The common stock of the Company has traded at a daily VWAP at or above $9.50 per share for 10 consecutive trading days.
4	10%	The fully diluted market capitalization of the Company has reached $1 billion or greater.	The fully diluted market capitalization of the Company has reached $1.25 billion or greater.	The fully diluted market capitalization of the Company has reached $950 million or greater.
5	10%	The Company has raised $100 million or more of capital through the issuance of Series D Preferred Stock.	The Company has raised $125 million or more of capital through the issuance of Series D Preferred Stock.	The Company has raised $75 million or more of capital through the issuance of Series D Preferred Stock.
6	10%	The Company has increased total proved reserves to 32.5 million or more BOE as of December 31, 2011. This represents a 243% increase from year-end 2010.	The Company has increased total proved reserves to 36 million or more BOE as of December 31, 2011.	The Company has increased total proved reserves to 31 million or more BOE as of December 31, 2011.
7	10%	The Company has reduced Lifting Costs to less than $25.00 per BOE. This represents a 7% decrease from the 2010 average Lifting Costs of $26.75 per BOE.	The Company has reduced Lifting Costs to $22.00 or less per BOE.	The Company maintains Lifting Costs at below $27.00 per BOE.
8	10%	The Company adds a minimum of five new banks to the senior bank lending group, three of which must be “bulge bracket” banks.	The Company adds a minimum of five new banks to the senior bank lending group, four of which must be “bulge bracket” banks.	The Company adds a minimum of four new banks to the senior bank lending group, three of which must be “bulge bracket” banks.

The Compensation Committee has determined that the Company met or exceeded the established performance goals in all areas other than the price of the Company’s common stock. This represented an overall achievement of 92.5% of the target on a goal-weighted basis, which was factored into determining each NEO’s bonus for 2011.

For Mr. Evans, the Compensation Committee considers whether a discretionary bonus in addition to his bonus under the Executive Bonus Program is warranted. Factors that went into determining Mr. Evans’s discretionary bonuses included the Company’s success with recent acquisitions, Mr. Evans’s leadership in guiding the Company to its goals outlined above, and the Company’s stock performance during Mr. Evans’s tenure, as illustrated by the graph below, which also appears under “Share Performance Graph” in Item 5 of this annual report on Form 10-K:

Long-Term Incentives

Our Stock Incentive Plan, in which each of our executive officers, including our NEOs, and certain other employees participate, is designed to reward participants for sustained improvements in the Company’s financial performance and increases in the value of our common stock over an extended period. Long-term incentives are a key component of the Company’s overall compensation structure.

The Compensation Committee authorizes grants throughout the year depending upon the Company’s activities during that time period. Grants can be made from a variety of award types authorized under our Stock Incentive Plan. Prior to 2012, our stock, option, and stock appreciation right awards contained vesting provisions based on continued service, generally over three or four-year periods, satisfaction of performance-based vesting hurdles, or a combination of these. The performance periods in those awards would vary given the rate at which the Company is growing. When evaluating the satisfaction of performance-based vesting hurdles, the Compensation Committee reserved the ability to toll the deadline for achieving a given objective because of delays outside of management’s control. In 2011, the Compensation Committee took uncontrollable delays into account with respect to production targets and the successful drilling, completion, and commercial production of two Marcellus Shale wells and two Eagle Ford Shale wells when considering the vesting events that occurred in 2010 and 2011 under the option awards granted in 2010.

Beginning in 2012, the vesting criteria for most stock option awards will be service based. The Compensation Committee has made this change to ensure that our equity compensation awards have the effect of retaining our employees. The Company’s performance, the competitive environment, and the skill of our employees make retention an important factor in the Compensation Committee’s decision to make this change.

Change-in-Control Payments

In 2011, the Company approved a change in control program that would provide the Company’s executives with certain specified severance payments following a change in control of the Company provided that the severance occurs either without cause or by the executive for good reason within 24 months following the change in control. The definition of what constitutes a change in control tracks the language of the Company’s Stock Incentive Plan.

Immediately prior to a change in control, all outstanding equity awards will vest and any performance targets will be deemed to have been met at 100%. This occurs without regard to whether a termination of employment occurs.

For the 24 months following a change in control, an executive who is terminated without cause or who terminates employment for good reason will be entitled to the severance payments. Generally, senior executives, including the NEOs, would receive a severance payment equal to two times base salary plus two times targeted bonus and 24 months of continued medical coverage. The “targeted bonus” is defined as the highest of (1) the maximum bonus opportunity established by the Compensation Committee for the executive or, if the Compensation Committee has not established the executive’s bonus opportunity for the year in which the executive’s termination occurs, 100% of the executive’s base salary, (2) the maximum bonus opportunity established by the Compensation Committee for the executive for the immediately preceding year, or (3) the maximum bonus opportunity established by the Compensation Committee for the executive immediately prior to the change in control. Except as discussed below, the severance benefits paid to an executive will be reduced to the extent necessary to avoid the imposition of any excise tax associated with parachute payments.

As a condition to receiving severance payments, an executive must sign a release and waiver of claims that includes non-disparagement and confidentiality provisions. In most circumstances, the executive will, by statute, have 21 days to consider the release and seven days following execution of the release where the executive can revoke it. The executive will receive health coverage during this consideration period even if the executive does not ultimately execute the release.

For Messrs. Evans, Ormand, and Ferguson, the change in control provisions in their employment agreements were not modified as part of the adoption of the Company’s change in control program. Instead, each executive must agree to waive the payments under his employment agreement that are based on a multiplier of the executive’s compensation and health coverage reimbursement. These executives will not be subject to a reduction in severance benefits to avoid the imposition of excises taxes on parachute payments because their employment agreements provide for tax gross-up payments under these circumstances.

In developing the change in control program, the Compensation Committee engaged the services of Longnecker as compensation consultants. As part of their analysis, Longnecker used the following peer group of companies for benchmarking purposes:

Oasis Petroleum	Comstock Resources, Inc.	Penn Virginia Corporation
Swift Energy Company	Kodiak Oil & Gas Corporation	GeoResources, Inc.
Stone Energy Corporation	Northern Oil & Gas, Inc.	Rex Energy Corporation
Carrizo Oil & Gas, Inc.	Resolute Energy Corporation	Endeavour International Corp.
Gulfport Energy Corporation	Goodrich Petroleum Corp.	GMX Resources, Inc.

Risk Assessment

As part of its oversight of the Company’s executive and non-executive compensation programs, the Compensation Committee considers the impact of the Company’s compensation programs, and the incentives created by the compensation awards that it administers, on the Company’s risk profile. In addition, the Company reviews all of its compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to the Company. Based on this review, the Company has concluded that its compensation policies and procedures are not reasonably likely to have a material adverse effect on the Company. As a result of this analysis, the Compensation Committee identified the following risk mitigating factors:

•                  use of long-term incentive compensation;

•                  vesting periods for equity compensation awards that encourage executives and other key employees to focus on sustained stock price appreciation;

•                  the Compensation Committee’s discretionary authority to adjust annual incentive awards, which helps mitigate any business risks associated with such awards;

•                  the Company’s internal controls over financial reporting and other financial, operational and compliance policies and practices currently in place;

•                  base salaries consistent with executives’ responsibilities so that they are not motivated to take excessive risks to achieve a reasonable level of financial security; and

•                  design of long-term compensation to reward executives and other key employees for driving sustainable, profitable, growth for stockholders.

As a result of the above assessment, the Compensation Committee determined that the Company’s policies and procedures largely achieve a proper balance between competitive compensation and prudent business risk.

Executive Compensation

The following tables include compensation information for our NEOs for the last three years. For a discussion of 2011 NEO compensation, please read Compensation Discussion and Analysis above.

The 2011 Summary Compensation Table below sets forth compensation information for our NEOs relating to 2011, 2010, and 2009. Pursuant to SEC rules, the 2011 Summary Compensation Table is required to include for a particular fiscal year only those restricted stock awards, stock appreciation rights and options to purchase common stock granted during that year, rather than awards granted after year-end, even if awarded for services in that year. SEC rules require disclosure of variable cash compensation to be included in the year earned, even if payment is made after year-end. Generally, we pay any cash variable compensation for a particular year after the Compensation Committee has had an opportunity to review the Company’s and each individual’s performance for that year. As a result, cash variable compensation reported in the “Bonus” column was paid in the year following the year in which it is reported in the table.

2012 Developments

The Compensation Committee has engaged Longnecker as a consultant to advise it in connection with the May 2012 expiration of Mr. Evans’s employment agreement.

2011 Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (2)	Option Awards (2)	All Other Compensation (3)	Total
Gary C. Evans (4)	2011	$415,000	$650,000	—	$3,181,100	$69,986	$4,316,086
Chairman and CEO	2010	$300,000	$550,000	$1,188,001	$9,158,722	$28,999	$11,225,722
	2009	$153,865	$505,400	$857,182	$581,670	—	$2,098,117

Ronald D. Ormand (5)	2011	$250,000	$240,625	—	$1,223,500	$31,350	$1,745,475
Executive Vice President,	2010	$225,000	$200,000	—	$425,946	$16,869	$867,815
CFO, and Secretary	2009	$109,038	$178,200	$392,363	$264,395	$11,334	$955,330

James W. Denny III	2011	$250,000	$240,625	—	$1,223,500	$63,596	$1,777,721
Executive Vice President	2010	$225,000	$200,000	—	$170,379	$18,496	$613,875
and President, Appalachian	2009	$180,000	$214,200	—	$326,193	—	$720,393
Division

H.C. “Kip” Ferguson (6)	2011	$250,000	$240,625	—	$1,223,500	$27,224	$1,741,349
Executive Vice President	2010	$225,000	$200,000	—	$511,136	$15,304	$951,440
and President, Eagle Ford	2009	$45,000	$148,000	—	$176,743	—	$369,743
Division

Brian G. Burgher (7)	2011	$190,000	$125,000	—	$734,100	$24,923	$1,074,023
Senior Vice President	2010	$180,000	$125,000	—	$340,757	$15,304	$651,061
	2009	$35,000	$123,900	—	$88,372	—	$247,272

(1)

The amounts reflected in this column show each NEO’s annualized salary for the majority of the year. In 2011, the amounts shown were effective March 1, 2011. For 2010, the amounts shown were effective April 1, 2010.

(2)

Represents the aggregate grant date fair value in accordance with Accounting Standards Codification 718, “Stock Compensation” (except no assumptions for forfeitures were included). For a discussion of the assumptions made in the valuation of stock and option awards, please refer to Note 10—“Share Based Compensation” to our consolidated financial statements in this annual report on Form 10-K.

(3)	Amounts in this column for 2011, 2010 and 2009 are detailed in the following All Other Compensation Table.

(4)

We entered into an employment agreement with Mr. Evans in May 2009. Pursuant to his employment agreement, Mr. Evans agreed to serve as the Chairman and Chief Executive Officer of the Company for a three-year term expiring on May 22, 2012. Mr.

Evans’ duties and authorities include those typically associated with the Chief Executive Officer. We agreed to pay Mr. Evans a minimum base salary of $254,000 during the first year of the employment agreement and minimums of $274,000 and $294,000 during the second and third years of the agreement, respectively. Mr. Evans’ employment agreement provides that he is eligible for an annual bonus based on performance criteria set by the Compensation Committee and to otherwise participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to other executive employees of the Company. Mr. Evans’ employment agreement provides that he will serve as Chairman during the term of his agreement and that he may nominate to our board of directors one additional independent member. Mr. Evans’ employment agreement contains standard provisions concerning noncompetition, nondisclosure and indemnification.

(5)          We entered into an employment agreement with Mr. Ormand in May 2009. Pursuant to his employment agreement, Mr. Ormand agreed to serve as Executive Vice President and Chief Financial Officer for a three-year term expiring on May 22, 2012. Mr. Ormand’s duties and authorities include those typically associated with the Chief Financial Officer. We agreed to pay Mr. Ormand a minimum base salary of $180,000 during the first year of the agreement and minimums of $200,000 and $220,000 during the second and third years of the agreement, respectively. Mr. Ormand’s employment agreement provides that he is eligible for an annual bonus based on performance criteria set by the Compensation Committee and to otherwise participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to other executive employees of Company. Mr. Ormand’s employment agreement contains standard provisions concerning noncompetition, nondisclosure and indemnification.

(6)          We entered into an employment agreement with Mr. Ferguson effective October 2009. Pursuant to his employment agreement, Mr. Ferguson agreed to serve for a three-year term expiring on October 1, 2012. We agreed to pay Mr. Ferguson a minimum base salary of $180,000, which was increased to $225,000 for 2010, and Mr. Ferguson’s employment agreement provides that he is eligible for an annual bonus based on performance criteria set by the Compensation Committee of our board of directors and to otherwise participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to other executive employees of Company. Mr. Ferguson’s employment agreement contains standard provisions concerning noncompetition, nondisclosure and indemnification.

(7)          Mr. Burgher did not become employed by us until September 30, 2009. Mr. Burgher’s annual salary for 2009 was $140,000.

All Other Compensation Table

The charts and narrative below describe the benefits and perquisites for 2011 contained in the “All Other Compensation” column of the 2011 Summary Compensation Table.

Name	401(k) Matching Contribution (1)	Health, Dental, Vision, and Life Insurance Premiums (2)	Disability Insurance Premiums	Other
Mr. Evans	$15,232	$7,480	$5,425	$41,849	(a),(b)
Mr. Ormand	$12,759	$13,242	$5,349	—
Mr. Denny	$12,990	$4,035	$5,093	$41,478	(b)
Mr. Ferguson	$9,275	$13,243	$4,706	—
Mr. Burgher	$6,964	$13,201	$4,758	—

(1)          401(k) matching contributions have not yet been finalized for 2011 and the amounts in this column are estimates.

(2)          During 2011, we contracted with a human resources outsourcing firm that provided a suite of benefit programs at a flat fee based on an employee’s coverage level. Because of this structure, we are unable to further separate out the costs of individual employee welfare benefit programs.

(a)   We provide Mr. Evans with memberships to certain private country and city clubs to facilitate business meetings and initiate and strengthen business relationships. Mr. Evans uses one country club for business and non-business purposes. The cost of membership in that club is included in this total.

(b)   Because of extensive business travel requirements, we provide Messrs. Evans and Denny with vehicles and lease corporate apartments that they and other employees can use. The amounts shown reflect the incremental cost to the Company of providing these benefits to Messrs. Evans and Denny.

2011 Grants of Plan-Based Awards

The following table sets forth plan-based awards made in 2011.  The threshold amount assumes that all performance targets are met at the minimum level of achievement applicable to the awards. The maximum amount represents the number of shares that would be subject to the option if all performance targets are met at the maximum level of achievement specified in the award.

		Estimated Future Payouts		Exercise	Grant Date
		Under Equity Incentive		Price of	Fair Value of
	Grant	Plan Awards		Option	Option
Name	Date	Threshold	Maximum	Awards	Awards
Mr. Evans	5/2/2011	503,750	650,000	$7.95	$3,181,100
Mr. Ormand	5/2/2011	193,750	250,000	$7.95	$1,223,500
Mr. Denny	5/2/2011	193,750	250,000	$7.95	$1,223,500
Mr. Ferguson	5/2/2011	193,750	250,000	$7.95	$1,223,500
Mr. Burgher	5/2/2011	116,250	150,000	$7.95	$734,100

The performance criteria that applied to the May 2, 2011 option awards mirrored the criteria used for the Executive Bonus Program, discussed above. In no event could an award exceed 100% cumulative vesting, even if the 125% performance metric was achieved for every possible item. In order to vest in any portion of the award, the NEO had to have been employed by the Company as of the close of business on April 1, 2012. Based on the Compensation Committee’s review, the NEOs were considered 92.5% vested in these awards.

2011 Outstanding Equity Awards at Year-End

The following table identifies the outstanding equity-based awards held by the NEOs as of December 31, 2011. For all unvested awards, continued employment through the vesting date is required.

	Option and Stock Appreciation Right Awards								Stock Awards
Name	Award Year	Number of Securities Underlying Unexercised Options/SARs (Exercisable)	Number of Securities Underlying Unexercised Options/SARs (Unexercisable)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price/ SAR Base Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested

Mr. Evans	2011	390,000	65,000	(a)	195,000	(b)	$7.95	5/2/2021	—		—
	2010	500,000	—		2,583,332	(c)	$6.09	11/29/2015	130,049	(d)	$700,964

Mr. Ormand	2011	150,000	25,000	(a)	75,000	(a)	$7.95	5/2/2021	—		—
	2010	125,000	—		—		$2.25	2/11/2020	—		—

Mr. Denny	2011	150,000	25,000	(a)	75,000	(b)	$7.95	5/2/2021	—		—
	2010	90,000	—		—		$2.25	2/11/2020
	2009	37,500	12,500	(e)	—		$1.17	9/30/2014	—		—
	2009	250,000	—		—		$1.69	10/23/2014	—		—
	2008	100,000	—		—		$1.70	3/1/2013	—		—

Mr. Ferguson	2011	150,000	25,000	(a)	75,000	(b)	$7.95	5/2/2021	—		—
	2010	270,000	—		—		$2.25	2/11/2020	—		—
	2009	50,000	50,000	(f)	—		$1.17	9/30/2014	—		—

Mr. Burgher	2011	90,000	15,000	(a)	45,000	(b)	$7.95	5/2/2021	—		—
	2010	144,000	—		—		$2.25	2/11/2020	—		—
	2009	25,000	25,000	(g)	—		$1.17	9/30/2014	—		—

(a)          These options will vest on May 2, 2012, if the NEO is employed by the Company on that date.

(b)         The performance hurdle associated with raising capital through the issuance of the Company’s Series D Preferred Stock was achieved after December 31, 2011, resulting in the vesting of these options.

(c)          We awarded Mr. Evans stock appreciation rights on 3,083,332 shares of the Company’s common stock, with vesting subject to specific stock price performance measures and certain specific reserve growth performance achievements over the five-year period following the grant date. If the performance measures are achieved, the stock appreciation rights become exercisable in three annual tranches based on the anniversary of the grant date. As of December 31, 2011, stock appreciation rights on 500,000 shares were vested.

(d)         Forfeiture restrictions will lapse on 65,025 shares on November 29, 2012 and on 65,025 shares on November 29, 2013.

(e)          An option for 12,500 shares will vest on September 30, 2012.

(f)            An option for 50,000 shares will vest on September 30, 2012.

(h)         An option for 50,000 shares will vest on September 30, 2012.

2011 Option Exercises and Stock Vested

The following table summarizes the options that our NEOs exercised in 2011. For stock awards that vested in 2011, the value that the NEO realized on the date the restrictions on the award lapsed is provided.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares With Lapse of Restrictions	Value Realized on Lapse of Restrictions
Mr. Evans	2,750,000	$13,330,000	65,018	$276,327
Mr. Ormand	1,350,000	$8,380,500	—	—
Mr. Denny	—	—	30,000	$211,500
Mr. Ferguson	100,000	$657,000	—	—
Mr. Burgher	86,000	$571,800	—	—

Potential Payments Upon Termination or Change in Control

The following table identifies the payments that may be made to our NEOs following a change in control of the Company. For a detailed discussion of these payments, please see the Compensation Discussion and Analysis above. These calculations assume a change in control of the Company on December 31, 2011, and a closing stock price on that date of $5.39.  Although the employment agreements of Messrs. Evans, Ormand and Ferguson provide for certain tax reimbursements, those would not have applied had a change in control of the Company occurred on December 31, 2011.

Name	Cash (1)		Equity (2)	Perquisites / Benefits (3)	Total
Mr. Evans	$1,660,000	(a)	$701,002	$20,712	$2,381,714
Mr. Ormand	$1,000,000	(b)	—	$20,712	$1,020,712
Mr. Denny	$1,000,000	(c)	$237,750	$16,116	$1,253,866
Mr. Ferguson	$1,000,000	(d)	$211,000	$20,712	$1,231,712
Mr. Burgher	$760,000	(e)	$105,500	$20,712	$886,212

(1)          Cash compensation is subject to each NEO’s severance from employment without cause or by the NEO with good reason within 24 months following a change in control.

(2)          The table at 2011 Outstanding Equity Awards at Year-End details the unvested awards that would have been subject to accelerated vesting on December 31, 2011. All outstanding equity awards are immediately vested upon a change in control.

(3)          The benefits identified in the third column consist of 24 months of continued company contributions towards the cost of coverage for medical, dental, and vision plans. The amounts were calculated by taking each NEO’s actual coverage elections for 2012 and assuming that the cost of coverage would not change in 2013. Accordingly, these amounts are only estimates.

(a)          This consists of two times base salary of $415,000 plus two times targeted bonus with the bonus set at 100% of base salary.

(b)         This consists of two times base salary of $250,000 plus two times targeted bonus with the bonus set at 100% of base salary.

(c)          This consists of two times base salary of $250,000 plus two times targeted bonus with the bonus set at 100% of base salary.

(d)         This consists of two times base salary of $250,000 plus two times targeted bonus with the bonus set at 100% of base salary.

(e)          This consists of two times base salary of $190,000 plus two times targeted bonus with the bonus set at 100% of base salary.

Director Compensation

Our Compensation Committee reviews, not less frequently than bi-annually, and recommends to our board of directors for approval, fees and other compensation and benefits for our non-employee directors.  Also, our Compensation Committee frequently consults with Longnecker on the competitiveness of our executive compensation. Longnecker’s most recent formal peer group review for the Compensation Committee on overall director compensation was performed in 2010.  Longnecker assists our Compensation Committee in evaluating the appropriateness of our non-employee directors’ compensation program, including the mix of meeting fees and annual chairperson retainers, to ensure that the program compensates our non-employee directors for the level of responsibility the board of directors has assumed in today’s corporate governance environment and to remain competitive relative to companies in our peer group.

The Company’s non-employee directors’ compensation program remained unchanged in 2011. Accordingly, for 2011, fees for attending meetings of the board of directors and its committees were set at $1,500 per board meeting and $1,000 per committee meeting. The Company pays a $10,000 annual retainer to the Chairman of each board committee. Meeting fees and chairperson retainers are paid on a quarterly basis.

Each non-employee director may elect to receive his compensation, including meeting fees and committee chairperson fees, in cash or in shares of our common stock, or a combination thereof. Each director’s election will remain in effect until a new election is made, and new elections may be made on an annual basis each December. As of April 30, 2012, all of our directors have elected to receive compensation in shares of common stock.

The number of shares paid in lieu of cash compensation is based on the volume weighted average price of our common stock for the calendar quarter in which the meetings were held or chairperson retainers were accrued. Non-employee directors are also eligible to receive annual grants of shares of Magnum Hunter common stock and options to purchase shares of Magnum Hunter common stock under our Stock Incentive Plan.

The following table presents compensation earned by each non-employee member of our board of directors for 2011. Compensation information for Messrs. Evans and Ormand is contained in the Summary Compensation Table below. Messrs. Evans and Ormand did not receive any compensation in their capacities as directors of the Company.

2011 Director Compensation Table

Name	Fees Earned or Paid in Cash	Option Awards (1) (2)	Stock Awards (1)	All Other Compensation (3)	Total
J. Raleigh Bailes, Sr.	—	$154,173	$36,495	—	$190,668
Brad Bynum	—	$154,173	$45,501	—	$199,674
Victor C. Carrillo (4)	—	$291,122	$18,003	—	$309,125
Gary L. Hall (5)	—	$154,173	$7,495	—	$161,668
Stephen C. Hurley (6)	—	$67,516	$2,998	—	$70,514
Joe L. McClaugherty	—	$154,173	$52,003	—	$206,176
Steven A. Pfeifer	—	$154,173	$32,501	—	$186,674
Jeff Swanson	—	$154,173	$30,507	—	$184,680

(1)                                  Represents the aggregate grant date fair value, in accordance with Accounting Standards Codification 718, “Stock Compensation”, referred to as ASC 718 (except no assumptions for forfeitures were included), with respect to (a) shares of common stock (under the Stock Awards column), and (b) stock options (under the Option Awards column). See Notes 3, 4 and 10 to our consolidated financial statements included in this annual report on Form 10-K.

As of December 31, 2011, Messrs. Bailes, Bynum, Carrillo, Hall, Hurley, McClaugherty, Pfeifer, and Swanson did not hold any shares of unvested restricted stock. As of December 31, 2011, the aggregate number of outstanding option awards held by non-employee directors were: 170,000 for Mr. Bailes, 170,000 for Mr. Bynum, 70,000 for Mr. Carrillo, 31,000 for Mr. Hurley, 35,000 for Mr. McClaugherty, 70,000 for Mr. Pfeifer, and 70,000 for Mr. Swanson.  As of December 31, 2011, Mr. Hall, who resigned from the board of directors in October 2011, had no outstanding option awards.

(2)                                  On May 2, 2011, Messrs. Bailes, Bynum, Carrillo, Hall, McClaugherty, Pfeifer and Swanson were each granted an option to purchase up to 35,000 shares of our common stock at an exercise price of $7.95 per share with a ten year expiration date.

(3)                                  We reimburse the reasonable travel and accommodation expenses of directors to attend meetings and other corporate functions.  In 2011, the incremental cost to the Company to provide these perquisites was less than $10,000 per director.

(4)                                  On January 5, 2011, Mr. Carrillo was granted an option to purchase up to 35,000 shares of our common stock at an exercise price of $7.21 in connection with his election to the board of directors in January 2011.

(5)                                  Mr. Hall retired from the board of directors in October 2011.

(6)                                  On December 19, 2011, Mr. Hurley was granted an option to purchase up to 31,000 shares of our common stock at an exercise price of $4.58 in connection with his election to the board of directors in October 2011.

Committee Interlocks and Insider Participation

Two of our directors, Gary C. Evans and Ronald D. Ormand, also serve as executive officers of Magnum Hunter.  Neither Mr. Evans nor Mr. Ormand serves on our Compensation Committee, and no other member of our board of directors is employed by Magnum Hunter or its subsidiaries.

Messrs. Evans and Ormand also serve on the board of directors of GreenHunter.  In addition, Mr. Ormand serves on the Compensation Committee of GreenHunter; Mr. Evans is the Chairman, Chief Executive Officer and a major stockholder of GreenHunter; and David S. Krueger, our Chief Accounting Officer, is the Chief Financial Officer of GreenHunter. Other than as described above, none of our executive officers serves on the board of directors of another entity whose executive officers serve on our board of directors.  No officer or employee of Magnum Hunter, other than Mr. Evans, participated in the deliberations of our board of directors or our Compensation Committee concerning executive officer or director compensation.

Report of Our Compensation Committee

Our Compensation Committee reviewed the Compensation Discussion and Analysis (CD&A), as prepared by management of the Company, and discussed the CD&A with the Company’s management. Based on the Committee’s review and discussions, the Committee recommended to the board of directors that the CD&A be included in this annual report on Form 10-K.

THE COMPENSATION COMMITTEE

Joe L. McClaugherty, Chair
Steve Hurley
Steven A. Pfeifer
Jeff Swanson

Item 12.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of Magnum Hunter’s common stock and preferred stock as of April 30, 2012 held by (i) each of our current directors and named executive officers; (ii) all current directors and executive officers as a group; and (iii) any person (or group) who is known to us to be the beneficial owner of more than 5% of any class of our stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and, except as otherwise indicated, the respective holders have sole voting and investment powers over such shares. None of our officers or directors own exchangeable shares, and to our knowledge, there are no single holders of 5% or more of any series of our preferred stock.

Unless otherwise specified, the address of each of the persons set forth below is in care of Magnum Hunter Resources Corporation, 777 Post Oak Boulevard, Suite 650, Houston, Texas 77056.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Gary C. Evans (a)	6,890,488	5%
Common Stock	Ronald D. Ormand (b)	2,531,420	2%
Common Stock	H.C. “Kip” Ferguson, III (c)	797,210	*
Common Stock	Brian G. Burgher (d)	370,250	*
Common Stock	James W. Denny, III (e)	769,100	*
Common Stock	J. Raleigh Bailes, Sr. (f)(l)	328,861	*
Common Stock	Brad Bynum (f)(m)	526,510	*
Common Stock	Victor G. Carrillo (h)(n)	120,290	*
Common Stock	Stephen C. Hurley (g)(o)	94,183	*
Common Stock	Joe L. McClaugherty (i) (j)	954,330	*
Common Stock	Steven A. Pfeifer (h)(p)	522,092	*
Common Stock	Jeff Swanson (h) (k)	275,151	*
Common Stock	BlackRock, Inc. (q)	9,593,364	7%
Common Stock	Directors and executive officers as a group (17 persons)	17,362,613	13%

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Series C Preferred Stock	Directors and executive officers as a group	0	—

Series D Preferred Stock	James W. Denny, III	4,100	*
Series D Preferred Stock	Directors and executive officers as a group	4,100	*

*Less than one percent.

(1) Each beneficial owner has sole voting and investment power with respect to all shares, unless otherwise indicated below.

(a) Includes 195,074 shares of restricted common stock, 65,018 of which have vested; 126,500 shares of common stock held in an account under the name of Mr. Evans’ children and Mr. Evans’ Special Inheritance account; an option to purchase 788,750 shares of common stock which have vested; an option to purchase 166,650 shares of common stock pursuant to stock appreciation rights which have vested; and 570,162 shares of common stock underlying presently exercisable warrants.

(b) Includes an option to purchase 318,750 shares of common stock which have vested; 202,570 shares of common stock underlying presently exercisable warrants; and 2,010,100 shares held in a private investment company controlled by Mr. Ormand. Mr. Ormand has pledged 1,000,000 shares of common stock as security.

(c) Includes an option to purchase 663,750 shares of common stock which have vested; and 14,760 shares underlying presently exercisable warrants.

(d) Includes an option to purchase 370,250 shares of common stock which have vested.

(e) Includes an option to purchase 556,250 shares of common stock which have vested and 14,350 shares of common stock underlying presently exercisable warrants.

(f) The amounts for each of Messrs. Bailes and Bynum include an option to purchase 215,000 shares of common stock which have vested. Mr. Bynum has pledged 160,771 shares of common stock as security.

(g) Includes an option to purchase 76,000 shares of common stock which have vested.

(h) The amounts for each of Messrs. Carrillo, Pfeifer and Swanson include an option to purchase 115,000 shares of common stock which have vested. Mr. Pfeifer has pledged 332,286 shares of common stock as security, and Mr. Swanson has pledged 112,408 shares of common stock as security.

(i) Includes an option to purchase 80,000 shares of common stock which have vested.

(j) Includes 78,495 shares of common stock underlying presently exercisable warrants.

(k) Includes 7,412 shares of common stock underlying presently exercisable warrants.

(l) Includes 13,904 shares of common stock underlying presently exercisable warrants.

(m) Includes 27,774 shares of common stock underlying presently exercisable warrants.

(n) Includes 175 shares of common stock underlying presently exercisable warrants.

(o) Includes 1,500 shares of common stock underlying presently exercisable warrants.

(p) Includes 36,814 shares of common stock underlying presently exercisable warrants.

(q) The reporting stockholder has sole voting and dispositive power with respect to all of the reported shares. BlackRock, Inc.’s principal business office is 40 East 52nd Street, New York, New York 10022. Information relating to this reporting stockholder is based on the stockholder’s Schedule 13G filed with the SEC on February 9, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

For information with respect to our common shares issuable under our equity compensation plans as of December 31, 2011, see “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this annual report on Form 10-K, which information is incorporated herein by reference.

Item 13.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

For information with respect to transactions with related persons for the year ended December 31, 2011, see “Related Party Transactions,” in Item 7 of this annual report on Form 10-K, which information is incorporated herein by reference.

Review, Approval or Ratification of Transactions with Related Persons

Our Governance Committee charter requires, among other things, that (i) our Governance Committee will be comprised exclusively of members of our board of directors who satisfy the independence requirements of the NYSE and (ii) the Governance Committee is responsible for approving all related-party transactions, as defined by the rules of the NYSE, to which we are a party. We currently do not have a written, stand-alone policy for evaluating related-party transactions, but review related-party transactions on a case-by-case basis. The Governance Committee’s review procedures include evaluating the following:

•                  The nature of the relationships among the parties;

•                  The materiality of the transaction to Magnum Hunter;

•                  The related person’s interest in the transaction; and

•                  The benefit of the transaction to the related person and to our Company.

Additionally, in cases of transactions in which a director or executive officer may have an interest, the Audit Committee also evaluates the effect of the transaction on such individual’s willingness or ability to properly perform his or her duties at Magnum Hunter.

Director Independence

In accordance with the NYSE listing standards and applicable SEC rules and guidelines, our board of directors and our Governance Committee assess the independence of its members from time to time. Applying the applicable NYSE listing standards and SEC rules for independence, our board of directors, upon the recommendation of our Governance Committee, determined that Messrs. J. Raleigh Bailes, Sr., Brad Bynum, Victor G. Carrillo, Joe L. McClaugherty, Stephen C. Hurley, Steven A. Pfeifer and Jeff Swanson are independent directors.

Under the NYSE listing standards, a majority of our directors must be independent, and our Audit, Compensation and Governance Committees are each required to be composed solely of independent directors. The standards for Audit Committee membership include additional requirements under rules of the SEC. The board of directors has determined that all of the members of our Audit, Compensation and Governance Committees meet the applicable independence requirements. The listing standards relating to general independence consist of both a requirement for a board of directors determination that the director has no material relationship with the Company and a listing of several specific relationships that preclude independence.

Item 14.                             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

Aggregate fees for professional services rendered by Hein for Magnum Hunter for the fiscal years ended December 31, 2011 and 2010 are set forth below.

	2011	2010
Audit Fees	$851,000	$335,985
Tax Fees	—	—
Audit-Related Fees	$283,000	$95,421
All Other Fees	$—	—
Total Auditor Fees	$1,135,000	$431,406

Audit Fees. The audit fees for the years ended December 31, 2011 and 2010 were for professional services rendered for the audit of our consolidated financial statements for fiscal years 2011 and 2010, respectively, the audit of our report on internal controls over financial reporting for fiscal years 2011 and 2010, respectively, and the review of our consolidated financial statements included in our quarterly reports on Form 10-Q for fiscal years 2011 and 2010, respectively. The audit fees also included services provided in connection with statutory and regulatory filings, including the filings of registration statements and audited and reviewed financial statements filed on certain Current Reports on Form 8-K.

Audit-Related Fees. The audit-related fees for the years ended December 31, 2011 and 2010 consisted of fees for assurance and related services that are traditionally performed by the independent auditor, including consultation regarding accounting and reporting matters, review of pro forma financial statements and other financial information in regulatory and statutory filings and the issuance of comfort letters in connection with offerings by Magnum Hunter of common stock and preferred stock.

Tax Fees. There were no fees incurred for tax compliance, tax advice, or tax planning for the years ended December 31, 2011 and 2010.

All Other Fees. There were no fees incurred for any products or services provided by Hein other than those described above.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee is responsible for appointing, setting the compensation for and overseeing the work of Magnum Hunter’s independent auditor. In recognition of this responsibility, the Audit Committee is required to approve all audit and non-audit services performed by the Company’s independent registered public accounting firm in order to assure that the provision of these services does not impair the independent auditor’s independence; except that the Chairman of the Audit Committee has discretion to unilaterally engage accounting professionals previously approved by the Audit Committee to perform additional services, provided that the cost of such services does not exceed certain predetermined amounts.  For 2011, the cost of pre-approved services could not exceed $5,000.  This limit has been raised for 2012 to an amount not greater than $15,000.  The Chairman of the Audit Committee must report any such engagement at the next Audit Committee meeting.

The Audit Committee specifically approved all audit and non-audit services performed by our independent accountants in 2011.

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

Date: April 30, 2012

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

10.34.1	First Amendment to Second Lien Credit Agreement, dated December 6, 2011 (incorporated by reference from the Registrant’s current report on Form 8-K filed on December 12, 2011).

10.34.2	Second Amendment to Second Lien Credit Agreement, dated February 14, 2012 (incorporated by reference to the Registrant’s current report on Form 8-K filed on February 14, 2012).+

10.35(6)	At the Market Sales Agreement (Series D Preferred Stock) between the Registrant and MLV & Co., LLC, dated January 18, 2012

10.36(6)	At the Market Sales Agreement (Series D Preferred Stock) between the Registrant and Wunderlich Securities, Inc., dated January 18, 2012.

10.37(6)	At the Market Sales Agreement (Common Stock) between the Registrant and MLV & Co., LLC, dated January 18, 2012.

12.1	Computation of Ratio of Earnings to Fixed Charges (incorporated by reference from the Registrant’s annual report on Form 10-K filed on February 29, 2012).

21.1	List of Subsidiaries (incorporated by reference from the Registrant’s annual report on Form 10-K filed on February 29, 2012).

23.1	Consent of Hein & Associates LLP (incorporated by reference from the Registrant’s annual report on Form 10-K filed on February 29, 2012).

23.2	Consent of Cawley Gillespie & Associates, Inc. (incorporated by reference from the Registrant’s annual report on Form 10-K filed on February 29, 2012).

23.3	Consent of AJM Deloitte and Touche, LLP (incorporated by reference from the Registrant’s annual report on Form 10-K filed on February 29, 2012).

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

101.INS^^	XBRL Instance Document

101.SCH^^	XBRL Taxonomy Extension Schema Document

101.CAL^^	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB^^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^^	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF^^	XBRL Taxonomy Extension Definition Presentation Linkbase Document

*	The referenced exhibit is a management contract, compensatory plan or arrangement.
+	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.
@	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
#	Filed Herewith

^	This exhibit was furnished (and not filed) with the Registrant’s annual report on Form 10-K filed on February 29, 2012 and the Registrant’s annual report on Form 10-K/A filed on March 27, 2012.
^^

These exhibits were furnished with the Registrant’s annual report on Form 10-K/A filed on March 27, 2012. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

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