Form 10-Q
period 2012-03-31
MAGNUM HUNTER RESOURCES CORP
filed 2012-05-03
CIK 1335190

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012 there were 131,346,407 shares of the registrant’s common stock ($.01 par value) outstanding.

Subsequent to the filing of this Report, we will file an amended report on Form 10-Q/A that will include documents formatted in XBRL (Extensible Business Reporting Language).

MAGNUM HUNTER RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2012

MAGNUM HUNTER RESOURCES CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per-share data)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,499	$14,851
Accounts receivable	52,461	48,083
Derivative assets	9,288	5,732
Prepaids and other current assets	7,896	6,254
Assets held for sale - current	—	2,749
Total current assets	101,144	77,669

PROPERTY AND EQUIPMENT (Net of Accumulated Depletion and Depreciation):
Oil and natural gas properties, successful efforts accounting	1,105,002	962,965
Gas gathering and other equipment	122,996	112,169
Total property and equipment, net	1,227,998	1,075,134

OTHER ASSETS:
Deferred financing costs, net of amortization of $1,520 and $958, respectively	10,669	10,642
Derivatives and other long term assets	9,845	1,913
Assets held for sale – long term	—	3,402
Total assets	$1,349,656	$1,168,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$5,159	$4,565
Accounts payable	132,889	136,698
Accrued liabilities	6,397	5,635
Revenue payable	17,947	10,781
Derivatives and other current liabilities	8,937	7,149
Liabilities associated with assets held for sale - current	—	2,847
Total current liabilities	171,329	167,675

OTHER LIABILITIES:
Notes payable, less current portion	364,366	285,824
Asset retirement obligation	22,457	20,089
Deferred tax liability	94,987	95,299
Derivatives and other long term liabilities	13,958	8,954
Liabilities associated with assets held for sale – long term	—	267
Total liabilities	667,097	578,108

COMMITMENTS AND CONTINGENCIES (Note 13)

REDEEMABLE PREFERRED STOCK:
Series C Cumulative Perpetual Preferred Stock, cumulative dividend rate 10.25% per annum, 4,000,000 authorized, 4,000,000 issued & outstanding as of March 31, 2012 and December 31, 2011, respectively, with liquidation preference of $25.00 per share	100,000	100,000
Series A Convertible Preferred Units of Eureka Hunter Holdings, LLC, cumulative distribution rate of 8.0% per annum, 3,000,000 and none issued & outstanding as of March 31, 2012 and December 31, 2011, respectively, with liquidation preference of $60,000,000	58,132	—

SHAREHOLDERS’ EQUITY:
Preferred Stock, 10,000,000 shares authorized	—	—
Series D Cumulative Perpetual Preferred Stock, cumulative dividend rate 8.0% per annum, 5,750,000 authorized, 2,288,309 and 1,437,558 issued & outstanding as of March 31, 2012 and December 31, 2011, respectively, with liquidation preference of $50.00 per share	114,416	71,878
Common stock, $0.01 par value; 250,000,000 shares authorized, 132,718,280 and 130,270,295 shares issued and 132,251,359 and 129,803,374 outstanding as of March 31, 2012 and December 31, 2011, respectively	1,322	1,298
Exchangeable common stock, par value $0.01 per share, 2,426,522 and 3,693,871 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	24	37
Additional paid in capital	574,569	569,690
Accumulated deficit	(157,122)	(140,070)
Accumulated other comprehensive loss	(9,038)	(12,463)
Treasury stock at cost, 761,652 shares	(1,310)	(1,310)
Unearned common stock in KSOP at cost, 153,300 shares	(604)	(604)
Total Magnum Hunter Resources Corporation shareholders’ equity	522,257	488,456
Non-controlling interest	2,170	2,196
Total shareholders’ equity	524,427	490,652
Total liabilities and shareholders’ equity	$1,349,656	$1,168,760

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per-share data)

	Three Months Ended
	March 31,
	2012	2011
REVENUE:
Oil and gas sales	$51,172	$13,961
Field operations and other	6,024	576
Total revenue	57,196	14,537

EXPENSES:
Lease operating expenses	11,241	2,997
Severance taxes and marketing	3,723	995
Exploration	345	315
Field operations	2,838	774
Impairment of unproved oil and gas properties	8,671	—
Depreciation, depletion and accretion	26,728	5,468
General and administrative	15,199	6,783
Total expenses	68,745	17,332

OPERATING LOSS	(11,549)	(2,795)

OTHER INCOME (EXPENSE):
Interest income	7	3
Interest expense	(5,384)	(784)
Loss on derivative contracts	(1,415)	(3,342)
Other income	368	—
Total other income and expense	(6,424)	(4,123)

Loss from continuing operations before income taxes and non-controlling interest	(17,973)	(6,918)

Income tax benefit	810	—
Net income attributable to non-controlling interest	26	(32)

Loss attributable to Magnum Hunter Resources Corporation from continuing operations	(17,137)	(6,950)

Income from discontinued operations	354	260
Gain on sale of discontinued operations	4,325	—

Net loss	(12,458)	(6,690)

Dividends on Preferred Stock	(4,594)	(2,608)

Net loss attributable to common shareholders	$(17,052)	$(9,298)

Weighted average number of common shares outstanding, basic and diluted	133,122,192	75,642,091

Loss from continuing operations, basic and diluted	$(0.16)	$(0.12)

Income from discontinued operations, basic and diluted	$0.03	$—

Net loss per common share, basic and diluted	$(0.13)	$(0.12)

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except shares and per-share data)

	Three months ended March 31,
	2012	2011
Net loss	$(12,458)	$(6,690)
Foreign currency translation	3,502	—
Unrealized loss on available for sale investments	(77)	—
Total comprehensive loss	$(9,033)	$(6,690)

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Number	Number of Shares	Number of				Additional		Accumulated Other		Unearned		Total
	of Shares	of Exchangeable	Shares of Series D	Common	Exchangeable	Series D	Paid in	Accumulated	Comprehensive	Treasury	Common shares	Noncontrolling	Shareholders’
	of Common	Common Stock	Preferred Stock	Stock	Common Stock	Preferred Stock	Capital	Deficit	Income (Loss)	Stock	in KSOP	Interest	Equity
BALANCE, January 1, 2012	129,803	3,694	1,438	$1,298	$37	$71,878	$569,690	$(140,070)	$(12,463)	$(1,310)	$(604)	$2,196	$490,652
Restricted stock issued to employees and directors	44	—	—	—	—	—	40	—	—	—	—	—	40
Share based compensation	—	—	—	—	—	—	4,577	—	—	—	—	—	4,577
Issued shares of Series D Preferred Stock for cash	—	—	850	—	—	42,538	(2,796)	—	—	—	—	—	39,742
Issued shares of Common Stock upon warrant exercise	9	—	—	—	—	—	22	—	—	—	—	—	22
Issued shares of common stock upon stock option exercise	831	—	—	8	—	—	1,137	—	—	—	—	—	1,145
Dividends Preferred Stock	—	—	—	—	—	—	—	(4,594)	—	—	—	—	(4,594)
Issued shares of common stock for acquisition of assets	297	—	—	3	—	—	1,899	—	—	—	—	—	1,902
Issued shared of common stock upon exchange of MHR	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchangeco Corporation’s exchangeable shares	1,267	(1,267)	—	13	(13)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(12,458)	—	—	—	(26)	(12,484)
Other comprehensive income:	—	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	3,502	—	—	—	3,502
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	(77)	—	—	—	(77)
BALANCE, March 31, 2012	132,251	2,427	2,288	$1,322	$24	$114,416	$574,569	$(157,122)	$(9,038)	$(1,310)	$(604)	$2,170	$524,427

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2012	2011

Cash flows from operating activities
Net loss	$(12,458)	$(6,690)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncontrolling Interest	(26)	32
Depletion, depreciation, and accretion	26,778	5,530
Asset impairment	8,671	—
Share based compensation	4,617	1,384
Cash paid for plugging wells	(99)	—
Gain on sale of assets	(4,051)	4
Unrealized loss on derivative contracts	2,902	3,350
Amortization of deferred financing costs included in interest expense	563	349
Deferred taxes	(810)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,647)	(2,655)
Inventory	(1,193)	—
Prepaid expenses and other current assets	(519)	(379)
Accounts payable	(23,688)	6,159
Revenue payable	7,166	1,684
Accrued liabilities	19,353	487
Net cash provided by operating activities	23,559	9,255

Cash flows from investing activities
Capital expenditures and advances	(180,760)	(65,541)
Change in restricted cash and deposits	(5)	(17)
Proceeds from sales of assets	783	(4)
Net cash used in investing activities	(179,982)	(65,562)

Cash flows from financing activities
Net proceeds from sale of preferred shares	39,742	47,282
Proceeds from sale of Series A Preferred units in Eureka Hunter Holdings	58,132	—
Proceeds from exercise of warrants and options	1,168	5,039
Preferred stock dividend paid	(4,447)	(2,562)
Principal repayments of debt	(52,925)	(26,251)
Proceeds from borrowings on debt	131,977	36,044
Payment of deferred financing costs	(595)	—
Change in other long-term liabilities	52	37
Net cash provided by financing activities	173,104	59,589
Effect of exchange rate changes on cash	(33)	—
Net increase in cash and cash equivalents	16,648	3,282
Cash and cash equivalents, beginning of period	14,851	554
Cash and cash equivalents, end of period	$31,499	$3,836
Supplemental disclosure of cash flow information
Cash paid for interest	$5,619	$311
Non-cash transactions
Common stock issued for acquisitions	$1,902	$7,542
Accrued capital expenditures	$25,505	$7,723
Proceeds from sale of assets	$7,706	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Magnum Hunter Resources Corporation (the “Company” or “Magnum Hunter”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements as reported in the 2011 annual report on Form 10-K, as amended, have been omitted.

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

We have issued potentially dilutive instruments in the form of restricted common stock granted and not yet issued, common stock warrants, and common stock options.  The total number of potentially dilutive securities at March 31, 2012 was 24,854,878.  There were 12,106,637 potentially dilutive securities outstanding at March 31, 2011.  We did not include the potentially dilutive securities in our calculation of diluted loss per share during either period because to include them would be anti-dilutive due to our net loss during those periods.

The following table summarizes the types of potentially dilutive securities outstanding as of March 31, 2012 and 2011 (in thousands):

	March 31,
	2012	2011
Warrants	13,517	149
Restricted Shares granted, not yet issued	6	61
Common Stock Options	11,332	11,896

NOTE 2 — LIQUIDITY

At March 31, 2012, we had cash and cash equivalents of $31.5 million, of which $786 thousand of the cash was held by Eureka Hunter Holdings, LLC (“Eureka Holdings”) and was only available for use by Eureka Holdings, and a working capital deficit of $70.2 million. For the three months ended March 31, 2012, we had net loss attributable to common shareholders of $17.1 million and an operating loss from continuing operations of $17.1 million, including an $8.7 million impairment of long-lived assets.

We depend on our credit agreements, as described in Note 9, to fund a portion of our operating and capital needs. Under our senior revolving credit agreement, our borrowing base at March 31, 2012, based upon our proved reserves, was $235.0 million, and our remaining borrowing capacity was $30 million on March 31, 2012. On May 2, 2012, pursuant to the sixth amendment to the credit facility, our borrowing base under our senior revolving credit agreement was increased from $235.0 million to $275.0 million, making our remaining borrowing capacity $60.0 million.  See Note 16 Subsequent Events, for more information. Pursuant to the terms of our senior revolving credit agreement in the fall of 2012, our borrowing base is to be redetermined based upon our June 30, 2012 reserve report.

At March 31, 2012, we were not in compliance with the covenant contained in our senior revolving and term loan credit agreements that requires we maintain certain ratios of current assets to current liabilities as described in Note 9. We have received a waiver of the covenant at March 31, 2012, pursuant to the sixth amendment, and through the seventh amendment, the bank group amended the covenant requirement as of June 30, 2012.  Management believes it is probable we will be in compliance with the covenant based upon the amended criteria at June 30, 2012, and upon the completion of the Baytex acquisition. We must also be in compliance with the covenant for the quarterly measurement dates following June 30, 2012.  Management believes it is probable we will be in compliance with these covenants at least through March 31, 2013.

At March 31, 2012, Eureka Hunter Pipeline, LLC was not in compliance with the covenants contained in the Eureka Hunter Credit Facilities that require Eureka Holdings to maintain certain ratios of debt to EBITDA and interest coverage. We have received a waiver of the covenants at March 31, 2012.  On April 2, 2012, Eureka Holdings closed on the acquisition of certain assets of TransTex.  The cash flows associated with that acquisition will be included in the covenant determinations going forward based on an amendment to the Eureka Hunter Credit Facilities. Since the TransTex acquisition was closed after the end of the first quarter, those figures were not included in the covenant calculation but will be on a going forward basis.  Management believes it is probable Eureka Holdings will be in compliance with the covenant based upon the amended facility. We must also be in compliance with the covenant for the quarterly measurement dates following June 30, 2012.  Management believes it is probable we will be in compliance with these covenants at least through March 31, 2013.

We believe the combination of (i) cash on hand, (ii) cash flow generated from the expected success of prior capital development projects, (iii) debt available under our credit agreements and (iv) our ability to access the capital markets, provide sufficient means to conduct our operations, meet our contractual obligations, including our debt covenant requirements and undertake our capital expenditure program for the twelve months ending March 31, 2013.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Magnum Hunter and our wholly-owned subsidiaries, Eagle Ford Hunter, Inc, Triad Hunter, LLC, Alpha Hunter Drilling, LLC, Eureka Hunter Pipeline, LLC, Eureka Hunter Land,  LLC, Hunter Real Estate, LLC, NGAS Hunter, LLC, Magnum Hunter Production, Inc, Magnum Hunter Resources GP, LLC, Magnum Hunter Resources LP, MHR Callco Corporation, MHR Exchangeco Corporation, Williston Hunter Canada, Inc., Williston Hunter, Inc., Williston Hunter ND, LLC, NGAS Gathering, LLC, Sentra Corporation, Energy Hunter Securities, Inc and MHR Acquisition Bakken Hunter, LLC and MHR Services, LLC. We also have consolidated our 87.5% controlling interest in PRC Williston, LLC, or PRC, and our 83.4% controlling interest in Eureka Hunter Holdings, LLC, with noncontrolling interests recorded for the outside interest in those majority owned subsidiaries. The consolidated financial statements also reflect the interest of Magnum Hunter Production, Inc. in various managed drilling partnerships. We account for the interests in these partnerships using the proportionate consolidation method. All significant intercompany balances and transactions have been eliminated.

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

Reclassification of Prior-Year Balances

Certain prior-year balances in the consolidated financial statements have been reclassified to correspond with current-year classifications.  As a result of the sale of Hunter Disposal, LLC, we reclassified the gain on sale and all prior operating income and related interest expense for this property as discontinued operations.

Regulated Activities

Energy Hunter Securities, Inc. is a registered broker-dealer and member of the Financial Industry Regulatory Authority.  Among other regulatory requirements, it is subject to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because it does not hold customer funds or securities or owe money or securities to customers, Energy Hunter Securities, Inc. is required to maintain minimum net capital equal to the greater of $5,000 or 6.67% of its aggregate indebtedness. At March 31, 2012, Energy Hunter Securities, Inc. had net capital of $107,000 and aggregate indebtedness of $43,000.

Sentra Corporation’s gas distribution billing rates are regulated by Kentucky’s Public Service Commission based on recovery of purchased gas costs. We account for its operations based on the provisions of ASC 980-605, Regulated Operations—Revenue Recognition, which requires covered entities to record regulatory assets and liabilities resulting from actions of regulators. We did not have any gas transmission, compression and processing revenue which included gas utility sales from Sentra Corporation’s regulated operations during the three months ended March 31, 2012 and 2011.

Other Comprehensive Income

The functional currency of the countries in which we operate is the U.S. dollar in the United States and the Canadian Dollar in Canada.  For purposes of consolidation, we translate the assets and liabilities of our Canadian Subsidiary into U.S. Dollars at current exchange rates while revenues and expenses are translated at the average rates in effect for the period.  The related translation gains and losses are included in accumulated other comprehensive income within stockholders’ equity on our consolidated balance sheets. During the three months ended March 31, 2012 and 2011, we recognized a translation gain of $3.5 million and $0, net of the related income taxes, respectively.

Unproved Oil and Gas Properties

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. We recorded $8.7 million in unproved property impairment during the three months ended March 31, 2012, comprising $4.9 million and $3.8 million in our Appalachian and Williston Basin regions, respectively, due to expiring acreage that we chose not to develop.  We recorded none for the three months ended March 31, 2011.

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

We used the following fair value measurements for certain of our assets and liabilities during the three months ended March 31, 2012 and December 31, 2011:

Level 1 Classification:

Available for Sale Securities

At March 31, 2012, and December 31, 2011, the Company held common stock of companies publicly traded on the TSX Venture Exchange and the NYSE Amex with quoted prices in active markets.  Accordingly, the fair market value measurements of these securities have been classified as Level 1.

Level 2 Classification:

Derivative Instruments

At March 31, 2012 and December 31, 2011, the Company had commodity derivative financial instruments in place. The Company does not apply hedge accounting; therefore, the changes in fair value subsequent to the initial measurement are recorded as income or expense. The estimated fair value amounts of the Company’s derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s derivative instruments are valued using public indexes, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange. See Note 7 — Financial Instruments and Derivatives, for additional information.

As of March 31, 2012 and December 31, 2011, the Company’s derivative contracts were with major financial institutions, most of which are senior lenders to the Company, and have investment grade credit ratings, which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

The following tables present recurring financial assets and liabilities which are carried at fair value as of March 31, 2012 and December 31, 2011:

	Fair Value Measurements on a Recurring Basis
	March 31, 2012 (In thousands)
	Level 1	Level 2	Level 3

Available for sale securities	$421	$—	$—
Commodity derivatives	$—	$10,746	$—

Total assets at fair value	$421	$10,746	$—

Commodity derivatives	$—	$18,635	$—

Total liabilities at fair value	$—	$18,635	$—

	Fair Value Measurements on a Recurring Basis
	December 31, 2011 (In thousands)
	Level 1	Level 2	Level 3

Available for sale securities	$497	$—	$—
Commodity derivatives	$—	$6,924	$—

Total assets at fair value	$497	$6,924	$—

Commodity derivatives	$—	$11,912	$—

Total liabilities at fair value	$—	$11,912	$—

NOTE 5 — ACQUISITIONS

Eagle Operating

On March 30, 2012, the Company, through its wholly owned subsidiary, Williston Hunter ND, LLC, a Delaware limited liability company (“Williston Hunter”), closed on the purchase of certain assets of Eagle Operating, Inc. (“Eagle”), effective April 1, 2011.  Total consideration was $52.9 million consisting of $51.0 million in cash and 296,859 shares of Magnum Hunter restricted common stock valued at $1.9 million based on a price of $6.41 per share.

The fair value of the assets acquired approximated the $52.9 million of consideration paid.

The following table summarizes the purchase price and the fair values of the net assets acquired from Eagle at the date of acquisition as determined as of March 31, 2012 (in thousands):

Fair value of total purchase price:
296,859 shares of common stock issued on March 30, 2012 at $6.41 per share	$1,903
Cash	50,973
Total	$52,876

Amounts recognized for assets acquired and liabilities assumed:
Oil and gas properties	$54,832
Asset retirement obligation	(1,956)
Total	$52,876

Utica Shale Asset Acquisition

On February 17, 2012, the Company closed on the acquisition of leasehold mineral interests located predominately in Noble County, Ohio for a total purchase price of $24.8 million.  The Utica Acreage consists of approximately 15,558 gross (12,186 net) acres.

The fair value of the assets acquired approximated the $24.8 million of consideration paid.

The following table summarizes the purchase price and the fair values of the net assets acquired at the date of acquisition as determined as of March 31, 2012 (in thousands):

Fair value of total purchase price:
Cash	$24,826
Total	$24,826

Amounts recognized for assets acquired and liabilities assumed:
Oil and gas properties	$24,826
Total	$24,826

The following unaudited summary, prepared on a pro forma basis, presents the results of operations for the three month periods ended March 31, 2012, and 2011, as if the acquisitions of Eagle Operating assets, the Utica Shale assets, and the Eureka Hunter Holdings, LLC 8% Series A Preferred Units transaction (See Note 11 — Shareholders’ Equity) had occurred as of the beginning of 2011. The pro forma information includes the effects of adjustments for operating income and expense, interest expense, depreciation and depletion expense, and dividend expense. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Total operating revenue	$59,506	$16,590
Total operating costs and expenses	70,817	19,600
Operating loss	(11,311)	(3,010)
Interest expense and other	(5,704)	(4,372)
Net loss from continuing operations	(17,015)	(7,382)
Income from discontinued operations	4,679	260
Dividends on preferred stock	(5,609)	(3,771)
Net loss attributable to common stockholders	$(17,945)	$(10,893)
Loss per common share, basic and diluted	$(0.13)	$(0.14)
Income per common share, discontinued operations	$0.03	$—

NOTE 6 — DISCONTINUED OPERATIONS

On February 17, 2012, the Company, through its wholly owned subsidiary, Triad Hunter, LLC, sold 100% of the equity ownership interest of Hunter Disposal, LLC, for total consideration of $9.9 million comprising cash of $2.2 million, 1,846,722 common shares of GreenHunter Energy, Inc, valued at $3.3 million based on a closing price of $1.79 per share, 88,000 shares of GreenHunter Energy, Inc. 10% Series C Preferred Stock, valued at $2.2 million based on a stated value of $25 per share, and a promissory note of $2.2 million which is convertible, at the option of the Company, into 880,000 shares of GreenHunter Energy common stock based on the conversion price of $2.50 per share.  The cash proceeds from the sale were adjusted downward to $783,000 for changes in working capital to reflect the effective date of the sale of December 31, 2011. GreenHunter Energy is a related party as described in Note 12.  The operating results of Hunter Disposal, LLC, for the three months ended March 31, 2012 and March 31, 2011, have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below:

	(in thousands)
	2012	2011
Field operations revenue	$2,400	$783
Operating expenses	(2,047)	(518)
Other income (expense)	1	(5)
Gain on sale of discontinued operations	4,325	—
Income from discontinued operations	$4,679	$260

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

As of March 31, 2012, we had the following derivative instruments in place:

Natural Gas	Period	MMBTU/day	Price per MMBTU
Collars	Apr 2012 - Dec 2012	11,910	$4.58 - $6.42
	Jan 2013 - Dec 2013	12,500	$4.50 - $5.96

Swaps	Apr 2012 - Dec 2012	16,100	$3.53
	Jan 2013 - Dec 2013	16,000	$3.51

Ceilings sold (call)	Jan 2014 - Dec 2014	16,000	$5.91

Crude Oil	Period	Bbls/day	Price per Bbl
Collars	Apr 2012 - Dec 2012	3,000	$81.69 - $98.92
	Jan 2013 - Dec 2013	2,763	$81.38 - $97.61
	Jan 2014 - Dec 2014	663	$85.00 - $91.25
	Jan 2015 - Dec 2015	259	$85.00 - $91.25

Floors sold (put)	Apr 2012 - Dec 2012	1,450	$79.14
	Jan 2013 - Dec 2013	763	$65.00
	Jan 2014 - Dec 2014	663	$65.00

Floors purchased (put)	Apr 2012 - Dec 2012	1,553	$93.52

The following table summarizes the fair value of our derivative contracts as of the dates indicated:

In thousands		Gross Derivative Assets		Gross Derivative Liabilities
Derivatives not designated as hedging			December 31,		December 31,
instruments	Balance Sheet Classification	March 31, 2012	2011	March 31, 2012	2011
Commodity
	Current Assets - Derivatives	$9,288	$5,732	$—	$—
	Derivatives and Other Long Term Assets	1,458	1,192	—	—
	Derivative and other Current Liabilities	—	—	(7,571)	(5,800)
	Derivative and other Long Term Liabilities	—	—	(11,064)	(6,112)
Total Commodity		$10,746	$6,924	$(18,635)	$(11,912)

	Three Months Ended	Three Months Ended
	3/31/2012	3/31/2011
	(in thousands)	(in thousands)
Realized gain	1,487	8
Unrealized (loss)	(2,902)	(3,350)
Net loss	$(1,415)	$(3,342)

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

The following table summarizes the Company’s asset retirement obligation transactions during the three month period ended March 31, 2012:

Three Months Ended
March 31, 2012
(in thousands)
Asset retirement obligation at beginning of period	$20,584
Assumed in Eagle Operating acquisition	1,956
Liabilities incurred	18
Liabilities settled	(54)
Accretion expense	370
Revisions in estimated liabilities	57
Effect of foreign currency translation	24
Asset retirement obligation at end of period	22,955
Less: current portion	(498)
Asset retirement obligation at end of period	$22,457

NOTE 9 — NOTES PAYABLE

Notes payable at March 31, 2012 consisted of the following:

March 31, 2012
(in thousands)
Various equipment and real estate notes payable with maturity dates April 2012 - August 2021, interest rates of 0.00% - 6.34%	$18,525
Eureka Hunter Pipeline, LLC second lien term loan due August 16, 2018, interest rate of 12.5%	46,000
Second lien term loan due October 13, 2016, interest rate of 8% at March 31, 2012	100,000
Senior revolving credit facility due April 13, 2016, interest rate of 3.5% at March 31, 2012	205,000
$369,525
Less: current portion	(5,159)
Total Long-Term Debt	$364,366

The following table presents the approximate annual maturities of debt:

(in thousands)
2012	$4,252
2013	3,704
2014	2,465
2015	4,201
Thereafter	354,903
Total	$369,525

On February 14, 2012, the Company entered into the Fifth Amendment to the Second Amended and Restated Credit Agreement.  The Fifth Amendment increased the borrowing base on the Senior Revolving Credit Facility from $200 million to $235 million.

On February 14, 2012, the Company entered into the Second Amendment to the Second Lien Term Loan Credit Agreement.  The Second Amendment amends certain provisions of the Second Lien Term Loan Credit Agreement to correspond to the amendments made pursuant to the Fifth Amendment to the Second Amended and Restated Credit Agreement.

On May 2, 2012, the Company entered into the Sixth Amendment to the Second Amended and Restated Credit Agreement, as amended.  Pursuant to the sixth amendment to the credit facility, our borrowing base under our senior revolving credit agreement was increased from $235.0 million to $275.0 million.  The Seventh Amendment to the Second Amended and Restated Credit Agreement reduced the current ratio covenant to 0.85 for June 30, 2012.   See Note 16 — Subsequent Events for additional information.

At March 31, 2012, we were not in compliance with the covenant contained in our senior revolving and term loan credit agreements that requires we maintain certain ratios of current assets to current liabilities as described above. We have received a waiver of the covenant at March 31, 2012, pursuant to the sixth amendment, and through the seventh amendment, the bank group amended the covenant requirement as of June 30, 2012.  Management believes it is probable we will be in compliance with the covenant based upon the amended criteria at June 30, 2012. We must also be in compliance with the covenant for the quarterly measurement dates following June 30, 2012.  Management believes it is probable we will be in compliance with these covenants at least through March 31, 2013.

At March 31, 2012, Eureka Hunter Pipeline, LLC was not in compliance with the covenants contained in the Eureka Hunter Credit Facilities that require Eureka Hunter to maintain certain ratios of debt to EBITDA and interest coverage. We have received a waiver of the covenants at March 31, 2012.  On April 2, 2012, Eureka Hunter closed on the acquisition of certain assets of TransTex.  The cash flows associated with that acquisition will be included in the covenant determinations going forward based on an amendment to the Eureka Hunter Credit Facilities. Management believes it is probable Eureka Hunter will be in compliance with the covenant based upon the amended facility. We must also be in compliance with the covenant for the quarterly measurement dates following June 30, 2012.  Management believes it is probable we will be in compliance with these covenants at least through March 31, 2013.

NOTE 10 — SHARE BASED COMPENSATION

Under the amended and restated 2006 Stock Incentive Plan, our common stock, common stock options, and stock appreciation rights may be granted to employees and other persons who contribute to the success of Magnum Hunter. Currently, 20,000,000 shares of our common stock are authorized to be issued under the plan, and 3,147,268 shares have been issued as of March 31, 2012.

We recognized share-based compensation expense of $4.6 million and $1.4 million for both the three months ended March 31, 2012 and 2011, respectively.

A summary of common stock option and stock appreciation rights activity for the three months ended March 31, 2012 is presented below:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at beginning of period	12,566,199	$5.64
Exercised	(831,200)	$1.38
Cancelled	(403,486)	$7.79
Outstanding at end of period	11,331,513	$5.88
Exercisable at end of period	7,210,939	$5.75

A summary of the Company’s non-vested common stock options and stock appreciation rights as of March 31, 2012 is presented below.

Non-vested Common Stock Options	Shares
Non-vested at beginning of period	5,650,782
Vested	(1,149,972)
Cancelled	(380,236)
Non-vested at end of period	4,120,574

Total unrecognized compensation cost related to the non-vested common stock options was $7.1 million and $9.7 million as of March 31, 2012 and 2011, respectively. The cost at March 31, 2012, is expected to be recognized over a weighted-average period of 1.47 years. At March 31, 2012, the aggregate intrinsic value for common stock options was $9.0 million; and the weighted average remaining contract life was 5.89 years.

Total unrecognized compensation cost related to the above non-vested, restricted shares amounted to $663 thousand and $1.1 million as of March 31, 2012 and 2011, respectively. The cost at March 31, 2012, is expected to be recognized over a weighted-average period of 1.66 years.

NOTE 11 — SHAREHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2012, the Company issued 43,858 shares of the Company’s common stock in connection with share-based compensation which had fully vested to senior management and directors of the Company.

On March 30, 2012, the Company issued 296,859 restricted shares of the Company’s common stock valued at approximately $1.9 million based on a price of $6.41 per share as partial consideration for the acquisition of the assets of Eagle Operating.  See note 5 — Acquisitions for additional information.

During the three months ended March 31, 2012, the Company issued 8,719 shares of the Company’s common stock upon the exercise of warrants for total proceeds of approximately $22 thousand.

During the three months ended March 31, 2012, the Company issued 831,200 shares of the Company’s common stock upon the exercise of fully vested common stock options for proceeds of approximately $1.1 million.

During the three months ended March 31, 2012, the Company issued 1,267,349 shares of the Company’s common stock upon exchange of 1,267,349 shares of MHR Exchangeco Corporation’s exchangeable shares.

Series D Cumulative Preferred Stock

During the three months ended March 31, 2012, the Company sold 850,751 shares of our 8.0% Series D Cumulative Perpetual Preferred Stock with a liquidation preference of $50.00 per share under the At the Market (“ATM”) sales agreement for net proceeds of $39.7 million.  The Series D Preferred Stock cannot be converted into common stock of the Company but may be redeemed by the Company, at the Company’s option, on or after March 14, 2014 for par value or $50.00 per share or in certain circumstances, prior to such date as a result of a change in control.

Eureka Hunter Holdings, LLC, 8% Series A Preferred Units

On March 21, 2012, the Company sold 3,000,000 Preferred Units of Eureka Hunter Holdings, LLC (“Eureka Holdings”), a majority-owned subsidiary of the Company, to Ridgeline Midstream Holdings, LLC (“Ridgeline”), an affiliate of ArcLight Capital Partners, LLC.  The preferred units sold represent 16.6% of the ownership of Eureka Holdings on a basis as converted to Series A Common Units of Eureka Holdings.  The preferred units sold were valued at $60.0 million.  Eureka Holdings will pay cumulative distributions quarterly on the Series A Preferred Units at a fixed rate of 8% per annum of the initial liquidation preference.  The distribution rate is increased to 10% if any distribution is not paid when due.  The Board of Directors of Eureka Hunter Holdings may elect to pay up to 75% of the dividends owed during March 21, 2012 through March 21, 2013 in the form of “paid-in-kind” units and up to 50% during June 30, 2013 through March 31, 2014.  The Series A Preferred Units can be converted into Series A Common Units of Eureka Holdings upon demand by Ridgeline at any time or by Eureka Holdings upon the consummation of an initial public offering, provided that Eureka Holdings converts no less that 50% of the Preferred Units into Common Units at that time.  The Company can redeem all outstanding Series A Preferred units at their liquidation preference any time after March 21, 2017.  Holders of the Series A Preferred units can force redemption of all outstanding Series A Preferred units any time after March 21, 2020, at a redemption rate of the higher of the liquidation value and an internal investment rate of return calculation.  The Eureka Hunter Holdings, LLC 8% Series A Preferred units are recorded as temporary equity because a forced redemption by the holders of the preferred units is outside the Company’s control.

NOTE 12 — RELATED PARTY TRANSACTIONS

We rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans, our Chairman and CEO. Airplane rental expenses totaled $34,000 and $123,000 for the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2011, we obtained accounting services and use of office space from GreenHunter Energy, Inc., an entity for which Mr. Evans is an officer and major shareholder and for which Mr. Ormand is also a director.  This agreement has terminated and all accounting services are now controlled by Magnum Hunter personnel.  Professional services expenses totaled $0 and $18,000 for the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012 and 2011, the Company paid rent of $14,000 and $9,000, respectively, pertaining to a lease for a corporate apartment from an executive of the Company which is being used by other Company employees which terminates in May of 2012 and the company will not renew it.

During the three months ended March 31, 2012, Eagle Ford Hunter, Triad Hunter, and Hunter Disposal, LLC, wholly owned subsidiaries of the Company, rented storage tanks for disposal water and equipment from GreenHunter Energy, Inc.  Rental costs totaled $424,000 and $0 for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, our net accounts payable to GreenHunter Energy, Inc. was $499,000 this lease.

On February 17, 2012, the Company sold its wholly-owned subsidiary, Hunter Disposal, LLC, to GreenHunter Water, LLC, a wholly-owned subsidiary of GreenHunter Energy, Inc.  The terms and conditions of the equity purchase agreement between the parties were approved by the audit committee or an independent special committee for each party.  Total consideration for the sale was approximately $9.9 million comprising $2.2 million in cash, 1,846,722 shares of GreenHunter restricted common stock with a fair value of $3.3 million based on a closing price of $1.79 per share, 88,000 shares of GreenHunter Energy, Inc. 10% Series C cumulative preferred stock with a stated value of $2.2 million, and a $2.2 million convertible promissory note due to the Company.  In connection with the sale, Triad Hunter, LLC, entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity in Kentucky, Ohio, and West Virginia and a five-year tank rental agreement with GreenHunter Water, LLC.  See Note 6 — Discontinued Operations for additional information.

Mr. Evans, our Chairman and Chief Executive Officer, is a 4.0% limited partner TransTex Gas Services, LP, which limited partnership received consideration of 585,000 Series A common units of Eureka Holdings, LLC, and cash of $46.8 million upon the Company’s acquisition of certain of its assets.  In addition, Eureka Hunter and TransTex agreed to provide the limited partners of TransTex the opportunity to purchase additional Class A common units in lieu of a portion of the cash distribution they would otherwise receive. Certain limited partners purchased such units, including Mr. Evans, who purchased 27,641 Class A common units of Eureka Holdings, LLC, for $553,000 at the same purchase price offered to all TransTex investors.  See Note 16 — Subsequent Events, for more information.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

We had no material changes to our commitments and contingencies for the three month period ended March 31, 2012.

NOTE 14 — SEGMENT REPORTING

The Oilfield Services, Midstream, and Upstream functions best define the operating segments of Company that are reported separately. The factors used to identify these reportable segments are based on the nature of the operations that are undertaken by each segment. The Upstream segment is organized and operates to explore for and produce crude oil and natural gas. The Company has significant operations both in the United States and in Canada in the Upstream segment. The Oilfield Services segment is organized and operates to sell services to third party producers of crude oil and natural gas as well as to affiliate subsidiaries of the Company. The Midstream segment operates a network of pipelines that gathers natural gas. These segments are broadly understood across the petroleum and petrochemical industries.

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

The following tables set forth operating activities by segment for the three months ended March 31, 2012 and 2011, respectively.

	For the Three Months Ended March 31, 2012
	(in thousands)
	Corporate		Canadian		Oilfield	Intersegment
	Unallocated	U.S. Upstream	Upstream	Midstream	Services	Eliminations	Total
Oil and gas Sales	$—	$42,119	$9,053	$—	$—	$—	$51,172
Field operations and other	—	1,478	—	1,164	4,593	(1,211)	6,024
Total revenue	—	43,597	9,053	1,164	4,593	(1,211)	57,196
Lease operating expenses	—	10,774	1,330	—	—	(863)	11,241
Severance taxes and marketing	—	3,085	638	—	—	—	3,723
Exploration	—	343	2	—	—	—	345
Field operations expense	—	718	—	120	2,348	(348)	2,838
Impairment of oil & gas properties	—	8,671	—	—	—	—	8,671
Depreciation, depletion, and accretion	—	21,242	4,819	468	199	—	26,728
General and administrative	10,823	3,320	693	312	51	—	15,199
Total expenses	10,823	48,153	7,482	900	2,598	(1,211)	68,745
Interest income	—	1	769	—	—	(763)	7
Interest expense	(3,993)	(788)	(1)	(1,282)	(83)	763	(5,384)
Gain (loss) on derivative contracts	(1,415)	—	—	—	—	—	(1,415)
Other income and (expense)	—	369	(1)	—	—	—	368
Total other income and expense	(5,408)	(418)	767	(1,282)	(83)	—	(6,424)
Income (loss) from continuing operations before non-controlling interest	(16,231)	(4,974)	2,338	(1,018)	1,912	—	(17,973)
Income tax expense (benefit)	—	(1,392)	582	—	—	—	(810)
Net income attributable to non-controlling interest	—	26	—	—	—	—	26
Income (loss) from continuing operations	(16,231)	(3,556)	1,756	(1,018)	1,912	—	(17,137)
Income from discontinued operations	—	—	—	—	354	—	354
Gain on sale of discontinued operations	—	4,325	—	—	—		4,325
Net loss	$(16,231)	$769	$1,756	$(1,018)	$2,266	$—	$(12,458)

	For the Three Months Ended March 31, 2011
	(in thousands)
	Corporate		Canadian		Oilfield	Intersegment
	Unallocated	U.S. Upstream	Upstream	Midstream	Services	Eliminations	Total
Oil and gas Sales	$—	$13,961	$—	$—	$—	$—	$13,961
Field operations and other	—	283	—	301	944	(952)	576
Total revenue	—	14,244	—	301	944	(952)	14,537
Lease operating expenses	—	3,154	—	—	—	(157)	2,997
Severance taxes and marketing	—	995	—	—	—	—	995
Exploration	—	315	—	—	—	—	315
Field operations expense	—	369	—	101	1,099	(795)	774
Depreciation, depletion, and accretion	—	4,928	—	436	104	—	5,468
General and administrative	6,076	480	—	107	120	—	6,783
Total expenses	6,076	10,241	—	644	1,323	(952)	17,332
Interest income	3	—	—	—	—	—	3
Interest expense	(744)	(5)	—	—	(35)	—	(784)
Gain (loss) on derivative contracts	(3,342)	—	—	—	—	—	(3,342)
Total other income and expense	(4,083)	(5)	—	—	(35)	—	(4,123)
Income (loss) from continuing operations before non-controlling interest	(10,159)	3,998	—	(343)	(414)	—	(6,918)
Net income attributable to non-controlling interest	—	(32)	—	—	—	—	(32)
Net income (loss) from continuing operations	(10,159)	3,966	—	(343)	(414)	—	(6,950)
Income from discontinued operations	—	—	—	—	260	—	260
Net income (loss)	$(10,159)	$3,966	$—	$(343)	$(154)	$—	$(6,690)

NOTE 15 — CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The Company and certain of its wholly-owned subsidiaries, Eagle Ford Hunter, Inc., Triad Hunter, LLC, NGAS Hunter, LLC, Williston Hunter ND, LLC, Bakken Hunter, LLC and Williston Hunter, Inc. (collectively, “Guarantor Subsidiaries”), may fully and unconditionally guarantee the obligations of the Company under any debt securities that it may issue pursuant to a universal shelf registration statement, on a joint and several basis, on Form S-3.  Condensed consolidating financial information for Magnum Hunter Resources Corporation, the Guarantor Subsidiaries and the other subsidiaries of the Company (the “Non Guarantor Subsidiaries”) as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011, was as follows:

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Balance Sheets

(in thousands)

	As of March 31, 2012
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$53,464	$25,951	$21,729	$—	$101,144
Intercompany accounts receivable	737,401	—	—	(737,401)	—
Property and equipment (using successful efforts accounting)	13,016	576,585	638,397	—	1,227,998
Investment in subsidiaries	192,577	—	—	(192,577)	—
Other assets	9,187	8,078	3,249	—	20,514
Total Assets	$1,005,645	$610,614	$663,375	$(929,978)	$1,349,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$37,288	$90,132	$43,909	$—	$171,329
Intercompany accounts payable	—	304,742	432,659	(737,401)	—
Long-term liabilities	321,187	25,980	148,601	—	495,768
Redeemable preferred stock	214,416	—	58,132	—	272,548
Shareholders’ equity	432,754	189,760	(19,926)	(192,577)	410,011
Total Liabilities and Stockholders’ Equity	$1,005,645	$610,614	$663,375	$(929,978)	$1,349,656

	As of December 31, 2011
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$25,401	$39,927	$12,341	$—	$77,669
Intercompany accounts receivable	602,773	—	—	(602,773)	—
Property and equipment (using successful efforts accounting)	13,288	724,288	337,558	—	1,075,134
Investment in subsidiaries	244,500	—	126,655	(371,155)	—
Other assets	9,152	3,838	2,967	—	15,957
Total Assets	$895,114	$768,053	$479,521	$(973,928)	$1,168,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	21,111	114,462	32,102	—	$167,675
Intercompany accounts payable	—	241,339	361,434	(602,773)	—
Long-term liabilities	253,319	93,925	63,189	—	410,433
Redeemable preferred stock	100,000	—	—	—	100,000
Shareholders’ equity	520,684	318,327	22,796	(371,155)	490,652
Total Liabilities and Stockholders’ Equity	$895,114	$768,053	$479,521	$(973,928)	$1,168,760

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Operations

(in thousands)

	For the Three Months Ended March 31, 2012
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$212	$36,397	$21,798	$(1,211)	$57,196
Expenses	16,778	37,165	22,437	(1,211)	75,169
Loss from continuing operations before equity in net income of subsidiary	(16,566)	(768)	(639)	—	(17,973)
Equity in net income of subsidiary	4,108	—	—	(4,108)	—
Net income (loss) from continuing operations before income taxes and non-controlling interest	(12,458)	(768)	(639)	(4,108)	(17,973)
Income tax benefit	—	—	810	—	810
Net income attributable to non-conrolling interest	—	—	26	—	26
Net income (loss) attributable to Magnum Hunter Resources Corporation from continuing operations	(12,458)	(768)	197	(4,108)	(17,137)
Income from discontinued operations	—	354	—	—	354
Gain on sale of discontinued operations	—	4,325			4,325
Net income (loss)	(12,458)	3,911	197	(4,108)	(12,458)
Dividends on preferred stock	(4,594)	—	—	—	(4,594)

Net income (loss) attributable to common shareholders	$(17,052)	$3,911	$197	$(4,108)	$(17,052)

	For the Three Months Ended March 31, 2011
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$297	$12,115	$3,076	$(951)	$14,537
Expenses	10,472	8,361	3,573	(951)	21,455

Loss from continuing operations before equity in net income of subsidiary	(10,175)	3,754	(497)	—	(6,918)
Equity in net income of subsidiary	3,485	—	—	(3,485)	—

Net income (loss) from continuing operations before income taxes and non-controlling interest	(6,690)	3,754	(497)	(3,485)	(6,918)

Net income attributable to non-conrolling interest	—	—	(32)	—	(32)
Net income (loss) attributable to Magnum Hunter Resources Corporation from continuing operations	(6,690)	3,754	(529)	(3,485)	(6,950)

Income from discontinued operations	—	260	—	—	260
Net income (loss)	(6,690)	4,014	(529)	(3,485)	(6,690)

Dividends on preferred stock	(2,608)	—	—	—	(2,608)

Net income (loss) attributable to common shareholders	$(9,298)	$4,014	$(529)	$(3,485)	$(9,298)

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31, 2012
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities	$(87,679)	$138,009	$(26,771)	$—	$23,559
Cash flow from investing activities	6,621	(137,973)	(48,630)	—	(179,982)
Cash flow from financing activities	99,118	(32)	74,018	—	173,104

Effect of exchange rate changes on cash		—	(33)	—	(33)
Net increase (decrease) in cash	18,060	4	(1,416)	—	16,648
Cash at beginning of period	18,758	(6,573)	2,666	—	14,851

Cash at end of period	$36,818	$(6,569)	$1,250	$—	$31,499

	For the Three Months Ended March 31, 2011
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities	$(53,348)	$45,556	$17,047	$—	$9,255
Cash flow from investing activities	(3,130)	(45,607)	(16,825)	—	(65,562)
Cash flow from financing activities	59,796	(17)	(190)	—	59,589

Net decrease in cash	3,318	(68)	32	—	3,282
Cash at beginning of period	1,556	(1,094)	92	—	554

Cash at end of period	$4,874	$(1,162)	$124	$—	$3,836

NOTE 16 — SUBSEQUENT EVENTS

We sold an additional 66,353 shares of our Series D Cumulative Perpetual Preferred Stock at prices ranging from $48.50 per share to $49.00 per share for net proceeds of approximately $3.3 million, pursuant to our ATM sales agreement subsequent to March 31, 2012, through the date of this report.  There are a total of 2,356,507 shares of Series D Preferred Stock outstanding as of the date of this report.

On April 2, 2012, Eureka Hunter Holdings, LLC, sold 2,340,000 Series A Convertible Preferred Units to Ridgeline Midstream Holdings, LLC, for the aggregate purchase price of $46.8 million.  The sale was made pursuant to the commitment by Ridgeline, subject to certain conditions, to purchase up to $200,000,000 of Preferred Units.

On April 2, 2012, the Company, through its majority owned subsidiary, Eureka Hunter Holdings, LLC, and its wholly owned subsidiary, Eureka Hunter Acquisition Sub, LLC, closed on their purchase of certain assets of TransTex Gas Services, LP under the asset purchase agreement, dated March 21, 2012.  The total purchase price paid for the acquired assets was $58.5 million, comprising $46.8 million in cash and 585,000 Series A Common Units representing membership interests in Eureka Holdings, with a value of $11.7 million.

Mr. Evans, our Chairman and Chief Executive Officer, is a 4.0% limited partner TransTex Gas Services, LP, which limited partnership received consideration of 585,000 Series A common units of Eureka Holdings, LLC, and cash of $46.8 million upon the Company’s acquisition of certain its assets.  In addition, Eureka Hunter and TransTex agreed to provide the limited partners of TransTex the opportunity to purchase additional Class A common units in lieu of a portion of the cash distribution they would otherwise receive. Certain limited partners purchased such units, including Mr. Evans, who purchased 27,641 Class A common units of Eureka Holdings, LLC, for $553,000 at the same purchase price offered to all TransTex investors.

During April 2012, certain partners of TransTex Gas Services, LP elected to purchase 37,642 Class A common units of Eureka Hunter Holdings, LLC for total proceeds of $753,000.

On April 13, 2012, 4,454,250 options were granted to officers, executives, and employees of the Company, of which, 3,552,500 of the options have a life of 10 years and 901,750 have a life of 5 years.  The options vest over a three-year period, with 25% of the options vesting immediately.

Baytex Asset Acquisition

On April 18, 2012, Bakken Hunter, LLC, a wholly-owned subsidiary of the Company (“Bakken Hunter”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Baytex Energy USA Ltd., an affiliate of Baytex Energy Corporation(“Baytex”). Pursuant to the Purchase Agreement, Bakken Hunter agreed to purchase all of Baytex’s non-operated working interest in oil and gas properties and wells located in Divide and Burke Counties, North Dakota, within an area subject to an operating agreement among Samson Resources Company (“Samson”), as operator, Baytex and Williston Hunter, Inc., a wholly-owned subsidiary of the Company. The purchase price of the Assets is $311 million in cash, subject to adjustment for certain customary items, including revenues and expenses attributable to the assets acquired, as further described below, and certain title deficiencies and environmental conditions.

Williston Hunter, Inc. currently owns a non-operated 10% working interest in the properties to be acquired. Pursuant to the operating agreement, Samson, which owns the operated working interest in the properties, has the option, under an area of mutual interest provision, to participate in the acquisition of the assets. Upon the acquisition of the assets under the Purchase Agreement, and assuming Samson does not elect to participate in the acquisition, Magnum Hunter, through its subsidiaries, will own up to a 47.5% non-operated working interest in the properties.

The Purchase Agreement contains customary representations, warranties, covenants and indemnities by the parties, and the closing of the transactions contemplated by the Purchase Agreement is subject to the satisfaction of certain conditions.  Subject to the satisfaction of such closing conditions, the acquisition of the Assets is scheduled to close on May 22, 2012.

The Purchase Agreement provides that the effective date of the purchase of the Assets is March 1, 2012, and all proceeds and certain costs and expenses attributable to the assets acquired shall be apportioned between Baytex and Bakken Hunter according to such date.  Property expenses relating to the assets acquired, including capital expenditures for new wells, paid by Baytex that are attributable to the period after the effective date, and Baytex’s costs for assignments to it of properties pursuant to an election made by it after the effective date under the area of mutual interest provision in the operating agreement, which properties will become part of the assets acquired, shall be apportioned to Bakken Hunter.  Bakken Hunter is assuming obligations accruing after the closing date under certain agreements relating to the assets, and certain environmental liabilities, subject to the pre-closing environmental defect mechanism in the Purchase Agreement.  Bakken Hunter has deposited $10 million with an escrow agent as security for its obligation to close the acquisition.

On April 13, 2012, 4,454,250 options were granted to officers, executives, and employees of the Company, of which, 3,552,500 of the options have a life of 10 years and 901,750 have a life of 5 years.  The options vest over a three-year period, with 25% of the options vesting immediately.

Commitment Letter

On April 18, 2012, Magnum Hunter entered into a letter agreement pursuant to which Citigroup Global Markets Inc., Credit Suisse AG, BMO Capital Markets Corp, UBS Securities LLC, and Capital One National Association, severally committed, subject to the satisfaction of certain customary conditions (including the execution of mutually acceptable definitive documentation), to provide to Magnum Hunter a $450 million senior secured second lien term loan.  The proceeds of such loan would enable Magnum Hunter to fund the acquisition by Bakken Hunter of the Assets under the Purchase Agreement, to pay off an existing $100 million term loan facility, and to fund anticipated increased capital expenditures relating to the Assets.

On May 2, 2012, pursuant to the sixth amendment to the credit facility, our borrowing base under our senior revolving credit agreement was increased from $235.0 million to $275.0 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations and our financial condition. This section should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”). Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report. A glossary containing the meaning of the oil and gas industry terms used in this management’s discussion and analysis follows the “Results of Operations” table in this Item 2.

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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors detailed below and discussed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011, and subsequent filings. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	global economic and financial market conditions,

•	our business strategy,

•	estimated quantities of oil and gas reserves,

•	uncertainty of commodity prices in oil and gas,

•	disruption of credit and capital markets,

•	our financial position,

•	our cash flow and liquidity,

•	replacing our oil and gas reserves,

•	our inability to retain and attract key personnel,

•	uncertainty regarding our future operating results,

•	uncertainties in exploring for and producing oil and gas,

•	high costs, shortages, delivery delays or unavailability of drilling rigs, equipment, labor or other services,

•	disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas and other processing and transportation considerations,

•	our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations,

•	competition in the oil and gas industry,

•	marketing of oil, gas and natural gas liquids,

•	exploitation of our current asset base or property acquisitions,

•	the effects of government regulation and permitting and other legal requirements,

•	plans, objectives, expectations and intentions contained in this report that are not historical, and

•	other factors discussed in our 2011 Annual Report on Form 10-K, as amended, for the year ended December 31, 2011, and subsequent filings, including this Quarterly Report on Form 10-Q.

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

Recent Events

Fifth Amendment to Second Amended and Restated Credit Agreement and Second Amendment to Second Lien Credit Agreement

On February 14, 2012, the Company entered into the Fifth Amendment to the Second Amended and Restated Credit Agreement, as amended. Pursuant to the Fifth Amendment, the Company’s borrowing base was increased to $235 million from $200 million.

On February 14, 2012, the Company entered into the Second Amendment to the Second Lien Term Loan Credit Agreement.  The Second Amendment amends certain provisions of the Second Lien Term Loan Credit Agreement to correspond to the amendments made pursuant to the Fifth Amendment to the Second Amended and Restated Credit Agreement.

Sixth Amendment to Second Amended and Restated Credit Agreement and Seventh Amendment to Second Amended and Restated Credit Agreement

On May 2, 2012, the Company entered into the Sixth Amendment to the Second Amended and Restated Credit Agreement, as amended.  Pursuant to the sixth amendment to the credit facility, our borrowing base under our senior revolving credit agreement was increased from $235.0 million to $275.0 million.  The Seventh Amendment to the Second Amended and Restated Credit Agreement reduced the current ratio covenant to 0.85 for June 30, 2012.

Utica Shale Acquisition.

On February 17, 2012, Triad Hunter, LLC, a wholly-owned subsidiary of the Company, closed on an acquisition of leasehold mineral interests located predominantly in Noble County, Ohio referred to as the Utica Acreage, for a total purchase price of $24.8 million. The Utica Acreage consists of approximately 15,558 gross (12,186 net) acres predominantly located in Noble County, Ohio. The net price paid per acre for this acquisition was $2,037.

The Utica Acreage is in close proximity to Triad Hunter’s existing acreage position in Washington and Noble Counties, Ohio, and now provides Triad Hunter approximately 18,187 gross (14,815 net) acres in in these two counties, and a total of 61,151 net acres that are presently prospective for the Utica Shale.

Sale of Hunter Disposal, LLC

On February 17, 2012, the Company, through its wholly owned subsidiary, Triad Hunter, LLC, closed on the sale of 100% of the equity ownership interest of Hunter Disposal, LLC. The sale was made with GreenHunter Water, LLC, a wholly-owned subsidiary of GreenHunter Energy, Inc., an entity for which Mr. Evans is an officer and major shareholder and for which Ronald Ormand, our Chief Financial Officer and a director, is also a director. The terms and conditions of the equity purchase agreement between the parties were approved by the audit committee or an independent special committee for each party. The total sales price for this acquisition was approximately $9.9 million ($8.5 million after adjustments for working capital since the effective date of December 31, 2011). The consideration received included a combination of cash, GreenHunter Energy restricted common stock, GreenHunter Energy 10% cumulative preferred stock, and a promissory note due to the Seller. In connection with the sale Triad Hunter entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity in Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water, LLC.

Series A Convertible Preferred Unit Purchase Agreement

On March 21, 2012, Eureka Hunter Holdings, LLC, a Delaware limited liability company (“Eureka Holdings”), entered into a Series A Convertible Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with Magnum Hunter Resources Corporation, a Delaware corporation (the “Company” or “Magnum Hunter”), and Ridgeline Midstream Holdings, LLC (“Ridgeline”), a Delaware limited liability company and an affiliate of ArcLight Capital Partners, LLC. Pursuant to this Unit Purchase Agreement, Ridgeline committed, subject to certain conditions, to purchase up to $200 million of Series A Convertible Preferred Units representing membership interests of Eureka Holdings (the “Preferred Units”). Eureka Holdings is a majority-owned subsidiary of Magnum Hunter and the holding company for Magnum Hunter’s midstream operations, including its existing pipeline operation in West Virginia and Ohio conducted through Eureka Hunter Pipeline, LLC, a Delaware limited liability company and a subsidiary of Eureka Holdings (“Eureka Pipeline”), and the below-described gas treating business and assets acquired (the “TransTex Acquisition”) by a wholly owned subsidiary of Magnum Hunter and Eureka Holdings from TransTex Gas Services LP, a Delaware limited partnership (“TransTex”) on April 2, 2012.

Contemporaneous with the execution of the Unit Purchase Agreement, Ridgeline purchased 3,000,000 Preferred Units for the aggregate purchase price of $60 million, the net proceeds of which were used to fund a special one-time distribution by Eureka Holdings to Magnum Hunter to reimburse it for certain prior capital expenditures incurred by Magnum Hunter with respect to the assets of Eureka Pipeline and Eureka Hunter Land, LLC, a Delaware limited liability company and wholly owned subsidiary of Eureka Pipeline. Upon consummation of Ridgeline’s $60 million initial investment, Eureka Holdings was owned 83.4% by Magnum Hunter, all in the form of Class A Common Units (the “Common Units”), and 16.6% by Ridgeline, all in the form of Preferred Units (on an as-converted basis). Further, Ridgeline purchased an additional 2,340,000 Preferred Units for the aggregate purchase price of $46.8 million upon consummation of the TransTex Acquisition which closed on April 2, 2012. The net proceeds from this investment by Ridgeline was used to fund a distribution by Eureka Holdings to Magnum Hunter to reimburse it for certain capital expenditures with respect to the assets acquired for cash in the TransTex Acquisition. The remaining capital commitment would be $93.2 million, which, subject to Eureka Holdings requesting funds and the satisfaction of certain conditions, may be funded over the course of the two years following the closing of the Unit Purchase Agreement. The remainder of the $200 million commitment from Ridgeline is required to be used for the development of Eureka Holdings’ midstream operations. Upon Ridgeline’s funding in connection with the TransTex Acquisition, its ownership position in Eureka Holdings represents, on an as-converted basis, approximately 25.4% of the ownership interest in Eureka Holdings with Magnum Hunter and TransTex owning 71.8% and 2.8% of Eureka Holdings, respectively, all in the form of Class A Common Units and some additional Class A Common Units were purchased by individual TransTex partners, including Gary Evans.

Acquisition of Williston Basin Properties

On March 30, 2012, the Company, through its wholly owned subsidiary, Williston Hunter ND, a Delaware limited liability company, closed on the purchase of certain assets of Eagle, effective April 1, 2011.  Total consideration was $52.9 million consisting of $51.0 million in cash and 296,859 shares of Magnum Hunter restricted common stock valued at $1.9 million based on a price of $6.41 per share.

Baytex Asset Acquisition

On April 18, 2012, Bakken Hunter, LLC, a wholly-owned subsidiary of the Company(“Bakken Hunter”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Baytex Energy USA Ltd., an affiliate of Baytex Energy Corporation (“Baytex”). Pursuant to the Purchase Agreement, Bakken Hunter agreed to purchase all of Baytex’s non-operated working interest in oil and gas properties and wells located in Divide and Burke Counties, North Dakota, within an area subject to an operating agreement among Samson Resources Company (“Samson”), as operator, Baytex and Williston Hunter, Inc., a wholly-owned subsidiary of the Company. The purchase price of the Assets is $311 million in cash, subject to adjustment for certain customary items, including revenues and expenses attributable to the assets acquired, as further described below, and certain title deficiencies and environmental conditions.

Williston Hunter, Inc. currently owns a non-operated 10% working interest in the properties to be acquired. Pursuant to the operating agreement, Samson, which owns the operated working interest in the properties, has the option, under an area of mutual interest provision, to participate in the acquisition of the assets. Upon the acquisition of the assets under the Purchase Agreement, and assuming Samson does not elect to participate in the acquisition, Magnum Hunter, through its subsidiaries, will own up to a 47.5% non-operated working interest in the properties.

The Purchase Agreement contains customary representations, warranties, covenants and indemnities by the parties, and the closing of the transactions contemplated by the Purchase Agreement is subject to the satisfaction of certain conditions.  Subject to the satisfaction of such closing conditions, the acquisition of the Assets is scheduled to close on May 22, 2012.

The Purchase Agreement provides that the effective date of the purchase of the Assets is March 1, 2012, and all proceeds and certain costs and expenses attributable to the assets acquired shall be apportioned between Baytex and Bakken Hunter according to such date.  Property expenses relating to the assets acquired, including capital expenditures for new wells, paid by Baytex that are attributable to the period after the effective date, and Baytex’s costs for assignments to it of properties pursuant to an election made by it after the effective date under the area of mutual interest provision in the Operating Agreement, which properties will become part of the assets acquired, shall be apportioned to Bakken Hunter.  Bakken Hunter is assuming obligations accruing after the closing date under certain agreements relating to the assets, and certain environmental liabilities, subject to the pre-closing environmental defect mechanism in the Purchase Agreement.  Bakken Hunter has deposited $10 million with an escrow agent as security for its obligation to close the acquisition.

Commitment Letter

On April 18, 2012, Magnum Hunter entered into a letter agreement pursuant to which Citigroup Global Markets Inc., Credit Suisse AG, BMO Capital Markets Corp, UBS Securities LLC, and Capital One National Association, severally committed, subject to the satisfaction of certain customary conditions (including the execution of mutually acceptable definitive documentation), to provide to Magnum Hunter a $450 million senior secured second lien term loan.  The proceeds of such loan would enable Magnum Hunter to fund the acquisition by Bakken Hunter of the Assets under the Purchase Agreement, to pay off an existing $100 million term loan facility, and to fund anticipated increased capital expenditures relating to the Assets.

Equity Financings. We have raised substantial cash in the total amount of $147.4 million gross proceeds through equity transactions in 2012 through May 1, 2012.  Those transactions included:

•                  $1.2 million in net proceeds from the exercise of warrants and common stock options for 2012 through May 1, 2012

•                  $42.3 million in net proceeds from the issuance of our 8.0% Series D Preferred Stock for 2012 through May 1, 2012

•                  $103.9 million in net proceeds from the sale of 5,340,000 Series A Convertible Preferred Units of Eureka Hunter Holdings, LLC, through May 1, 2012.

We plan to continue raising both preferred and common equity in the future depending on our capital expenditures program and market conditions.

Results of Operations

The following table sets forth summary information regarding oil, natural gas, and NGLs, revenues, production, average product prices and average production costs and expenses for the three months ended March 31, 2012, and 2011, respectively. See a glossary of terms used below the table.

	Three Months Ended
	March 31,
	2012	2011
Oil and gas revenue and production
Revenues (in thousands)
Oil – US	$26,460	$10,342
Oil – Canada	8,938	—
Gas – US	13,788	3,619
Gas – Canada	110	—
NGLs – US	1,871	—
NGLs – Canada	5	—
Total oil and gas sales	$51,172	$13,961

Production
Oil (mbbls) – US	269	119
Oil (mbbls) – Canada	95	—
Gas (mmcfs) – US	4,397	703
Gas (mmcfs) – Canada	64	—
NGLs (mboe) – US	41	—
NGLs (mboe) – Canada	—	—
Total (mboe)	1,149	237
Total (boe/d)	12,624	2,629

Average prices
Oil (per bbl) – US	$98.21	$86.59
Oil (per bbl) – Canada	94.00	—
Gas (per mcf) – US	3.14	5.15
Gas (per mcf) – Canada	1.71	—
NGL (per boe) – US	45.99	—
NGL (per boe) – Canada	35.05	—
Total average price (per boe)	$44.54	$59.00

Costs and expenses (per boe)
Lease operating	$9.78	$12.67
Severance tax	3.17	3.75
Marketing	0.07	0.45
Exploration	0.30	1.33
Impairment of properties	7.55	—
General and administrative(1)	13.23	28.66
Depletion, depreciation and accretion	23.31	23.11

Midstream and oilfield service segments
(in thousands)
Oilfield services segment revenue	$4,593	$944
Midstream operations segment revenue	$1,164	$301
Oilfield services segment expense	$2,348	$1,099
Midstream operations segment expense	$120	$101

(1)  General and administrative expense includes:

(i) acquisition related expenses of $783,000 ($0.68 per Boe) in 2012 and $1.7 million ($7.33 per Boe) in 2011, and

(ii) non-cash stock compensation of $4.6 million ($4.02 per Boe) in 2012 and $1.4 million ($5.85 per Boe) in 2011.

Glossary of terms used:

Bbl. One stock tank barrel, of 42 US gallons liquid volume, used herein to reference oil or condensate.

MBbl. Thousand barrels of oil or condensate.

Mcf. Thousand cubic feet of natural gas.

MMBtu. Million British thermal units.

MGal.  Thousand gallons of natural gas liquids.

MMcf. Million cubic feet of natural gas.

Boe. Barrels of oil equivalent, converts at rate of six Mcf equals one Boe and forty-two gallons of natural gas liquids equals one Boe.

MBoe. Thousand barrels of oil equivalent

/d. “Per day” when used with volumetric units or dollars.

Oil and gas production.  Oil and gas production increased 386% to 1,148 MBoe for the three months ended March 31, 2012, from 237 MBoe for the three months ended March 31, 2011.  Production for the 2012 period was approximately 35% oil and 65% natural gas compared to 50% oil and 50% natural gas for the 2011 period. Our average daily production on a Boe basis increased 380% to 12,624 Boe per day for the 2012 period compared to 2,629 Boe per day for the 2011 period. The increase in production is primarily attributable to the acquisitions of NGAS Resources and NuLoch Resources during the second quarter of 2011 from organic growth of the success of the Company’s ongoing drilling program.

US Upstream segment.  Production increased in the US Upstream operating segment by 341%, to 1,043 Mboe, for the three months ended March 31, 2012 from 237 Mboe for the three months ended March 31, 2011.  Production for 2012 on a Boe basis was 30% oil and NGLs and 70% natural gas compared to 50% oil and 50% natural gas for 2011.  Our average daily production increased by 336% to 11,460 Boepd during 2012 compared to 2,629 Boepd for 2011.  This increase in production for the US Upstream segment in 2012 compared to 2011 is primarily attributable to the acquisitions of NuLoch Resources and NGAS Resources as well as organic growth through the company’s ongoing drilling programs.

Canadian Upstream segment — Williston Basin/Bakken/Three Forks Sanish/Madison.  The Canadian Upstream operating segment initiated production in the second quarter of 2011, as the Company purchased the assets in that segment as part of the NuLoch Resources acquisition.  This segment provided 106 Mboe of production for the three months ended March 31, 2012.  Production from the Canadian segment comprised 90% oil and NGLs and 10% natural gas on a Boe basis.

Oil and gas sales.  Oil and gas sales increased $37.2 million, or 267%, for the three months ended March 31, 2012, to $51.2 million from $14.0 million for the three months ended March 31, 2011. The increase in oil and gas sales principally resulted from increased production as described above.  The average price we received for our oil production increased $10.53 per barrel (12%) to $97.12 per barrel, while the average price received for gas production decreased $2.03 per Mcf (39.5%) to $3.12 per Mcf.  Our average price for gas decreased due to market trends in the price for natural gas.  Of the $37.2 million increase in oil and gas sales, approximately ($16.6 million), or (45%), was attributable to a decrease in price per Boe of $14.46, while approximately $53.8 million, or 145% of the increase in oil and gas sales was attributable to the increase in production volumes. The prices we receive for our products are generally tied to commodity index prices. We periodically enter into commodity derivative contracts in an attempt to offset some of the variability in prices.  (See the discussion of commodity derivative activities in Note 7 to our condensed consolidated financial statements.)

Field operations revenues.  Field operations revenues increased by $5.4 million for the three months ended March 31, 2012, or 946%.   This increase is primarily caused by the increase in oilfield service revenue and midstream operations discussed below.

Oilfield services revenue.  Oilfield services revenue increased by 416%, or $3.9 million, for the three months ended March 31, 2012 to $4.9 million from $944,000 for the three months ended March 31, 2011. Oilfield services revenues for the three months ended March 31, 2012 were primarily drilling services. Operator fees were $229,000 in the first quarter of 2012 compared to $30,000 in the first quarter of 2011.

Midstream operations revenue. Revenue from the Eureka Hunter Pipeline segment increased by $861,000, or 286%, for the three months ended March 31, 2012, to $1.2 million from $301,000 for the year ended March 31, 2011.  The increase in revenues resulted from the increased volume of natural gas products gathered by the pipeline network and gathering system, as Eureka Hunter gathered approximately 5.3 million mmbtu for the three months ended March 31, 2012, compared to approximately 653,000  mmbtu during the first quarter of 2011.

Other revenues. We recorded a loss on sale of assets of $274,000 for the three months ended March 31, 2012, from the sale of a drilling rig by our oilfield services segment.

Lease operating expense.  Our lease operating expenses increased $8.2 million, or 275%, for the three months ended March 31, 2012, to $11.2 million ($9.78 per Boe) from $3.0 million ($12.67 per Boe) for the three months ended March 31, 2011. The decline in operating expense per Boe is due to the effect of adding new production, principally in the Marcellus and Eagle Ford, at lower cost per unit produced when compared to the per unit operating cost in our older, legacy fields.

Severance taxes and marketing.  Our severance taxes increased $2.8 million, or 310%, for the three months ended March 31, 2012, to $3.6 million from $888,000 for the three months ended March 31, 2011.  All of the increase in severance taxes was attributable to the increase in oil and gas production.  Marketing expenses decreased by $29,000, or 27%, for the three months ended March 31, 2012, to $78,000 from $107,000 for the three months ended March 31, 2011, due to production declines at our existing Williston Basin properties.

Exploration.  We incurred $345,000 of exploration expense for the three months ended March 31, 2012, compared to $314,000 for the three months ended March 31, 2011. We experienced higher geological and geophysical costs in the 2012 period resulting from the assets acquired from NGAS Resources and NuLoch Resources during the second quarter of 2011.

Impairment of oil and gas properties.  We provided for an impairment to the carrying value of total approximately $5.0 million of our Appalachian unproved oil and gas properties which we expect will expire undrilled by June 30, 2012; and, we wrote off $3.7 million of expired leases in our Williston Basin properties.

Field operations expenses.  Field operating expense increased by $2.1 million for the three months ended March 31, 2012, or 267%.   This increase is primarily caused by the increase in oilfield service expense and midstream operations discussed below.

Oilfield services expenses.  Oilfield services expenses increased by 114%, or $2.9 million, for the three months ended March 31, 2012 to $2.3 million from $1.1 million for the three months ended March 31, 2011. Oilfield services expenses for the three months ended comprise expenses incurred in drilling operations.

Midstream operations expenses. Expenses incurred in gas gathering operations Eureka Hunter increased by 19%, or $19,000, for the three months ended March 31, 2012 from $101,000 for the three months ended March 31, 2011.  The increase is due primarily to the increase in pipeline activities being managed by Eureka Hunter compared to the prior year.

Depletion, depreciation and accretion.  Our depletion, depreciation and accretion expense increased $21.3 million, or 389%, to $26.7 million for the three months ended March 31, 2012 from $5.5 million for the three months ended March 31, 2011 due to increased production in the 2012 period described above. Our DD&A per Boe increased by $0.20, or 1%, to $23.31 per Boe for the three months ended March 31, 2012, compared to $23.11 per Boe for the three months ended March 31, 2011. The increase in DD&A expense per Boe was primarily attributable to the higher cost to drill and equip our new Eagle Ford, Marcellus, and Bakken Shale wells, which are horizontally drilled wells and which require more expensive completion techniques than traditional, vertically-drilled wells.

General and administrative.  Our general and administrative expenses (“G&A”) increased $8.5 million, or 126%, to $15.3 million ($13.32 per Boe) for the three months ended March 31, 2012, from $6.8 million ($28.66 per Boe) for the three months ended March 31, 2011.  G&A expenses increased overall during the 2012 period due to expansion activities of the Company from the second quarter of 2011 through the first quarter of 2012.  Non-cash stock compensation totaled approximately $4.6 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively.  The three months ended March 31, 2012 also included transaction costs of $783,000 related to acquisition activity.  The three months ended March 31, 2011, included acquisition related costs of approximately $1.7 million which were for legal, consulting and other costs related to the purchase of assets from Post Rock in January 2011 and for the acquisition of NGAS and NuLoch which closed in April and May of 2011, respectively. We expect overall G&A costs to increase in the aggregate in 2012, but to continue to decline on a Boe basis due to the ongoing expansion activities of the Company. However, we do expect significant transaction costs to be incurred in the second quarter in connection with the pending Baytex acquisition announced on April 18, 1012.

Interest expense, net.  Our interest expense, net of interest income, increased approximately $4.6 million, or 585% to $5.4 million for the three months ended March 31, 2012, from $782,000 for the three months ended March 31, 2011. This increase was substantially the result of our higher average debt level during 2012.   Interest expense includes non-cash amortization of deferred financing costs, which was $563,000 and $349,000 for the three months ended March 31, 2012 and 2011, respectively.

Commodity derivative activities.  Realized gains and losses from our commodity derivative activity increased our earnings by approximately $1.5 million and $8,000 for the three months ended March 31, 2012 and 2011, respectively. Realized gains and losses are derived from the relative movement of oil and gas prices on the products we sell in relation to the range of prices in our derivative contracts for the respective three months. The unrealized loss on commodity derivatives was approximately $2.9 million for the 2012 period and $3.3 million for the 2011 period. As commodity prices increase, the fair value of the open portion of those positions decreases.  As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record all changes in realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts”.  Our gain or loss from realized and unrealized derivative contracts was a loss of approximately $1.4 million and a gain of approximately $3.3 million for the three months ended March 31, 2012 and 2011, respectively. (See Note 7 to our condensed consolidated financial statements for more information.)

Income tax benefit.  The Company recorded an income tax benefit of $810,000 for the three months ended March 31, 2012, to reflect the change in the deferred tax liability of the Company’s Williston Hunter subsidiary.

Net income attributable to non-controlling interest.  Net loss attributable to non-controlling interest was approximately $26,000 for the three months ended March 31, 2012 versus a net gain of $32,000 for same period in 2011.  This represents 12.5% of the gain or loss incurred by our subsidiary, PRC Williston. We record a non-controlling interest in the results of operations of this subsidiary because we are contractually obligated to make distributions to the holders of this interest whenever we make distributions to ourselves from the subsidiary company.

Loss from Continuing Operations.  We had a loss from continuing operations of $17.1 million for the 2012 period versus a loss of $7.0 million for the 2011 period, an increase of $10.2 million, or 147%  This was due to a the impairment of oil and gas property of $8.7 million and an increase interest expense of $5.0 million partially offset by an income tax benefit of $810,000.

Income from Discontinued Operations.  On February 17, 2012, we closed on a sale of Hunter Disposal, LLC, previously a wholly owned subsidiary.  We have reclassified $354,000 and $260,000 of net operating income (net of interest expense) of the divested subsidiary to discontinued operations for the three month period ended March 31, 2012 and 2011, respectively.  We have also reclassified the gain on sale of $4.3 million to discontinued operations for the three months ended March 31, 2012.

Dividends on Preferred Stock.  Total dividends on our Series C and Series D Preferred Stock were approximately $4.6 million for the three months ended March 31, 2012, versus $2.6 million for the three months ended March 31, 2011. The Series C Preferred Stock had a stated value of $100 million at both March 31, 2012 and 2011 and carries a cumulative dividend rate of 10.25% per annum.  The Series D Preferred Stock had a stated value of $114.4 million and $20.5 million at March 31, 2012 and 2011, respectively and carries a cumulative dividend rate of 8.0% per annum.

Net Loss attributable to Common Shareholders.  Net loss attributable to common shareholders was $17.1 million in the 2012 period versus $9.3 million in the 2011 period.  Our net loss per common share, basic and diluted was $0.13 per share for the three months ended March 31, 2012, compared to net loss of $0.12 per share for the 2011 period.  Our weighted average shares outstanding increased by approximately 57.5 million shares, or 76%, from approximately 75,642,091 million shares in the 2011 period to 133,122,192 during the 2012 period.  Our net loss per share from continuing operations was $0.16 per share for the three months ended March 31, 2012, versus a net loss of $0.12 per share for the 2011 period.  For the three months ended March 31, 2012, we had income from discontinued operations of $354,000 and a gain on sale of discontinued operations of $4.3 million on the sale of Hunter Disposal, LLC, which was sold on February 17, 2012, for a total of $4.7 million, or an increase of $0.03 per share.  We had income from discontinued operations of $260,000 ($0.00 per share) in the 2011 period from Hunter Disposal, LLC.

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

At March 31, 2012, we were not in compliance with the covenant contained in our senior revolving and term loan credit agreements that requires we maintain certain ratios of current assets to current liabilities as described in Note 9. We have received a waiver of the covenant at March 31, 2012, pursuant to the sixth amendment, and through the seventh amendment, the bank group amended the covenant requirement as of June 30, 2012.  Management believes it is probable we will be in compliance with the covenant based upon the amended criteria at June 30, 2012 and upon completion of the Baytex acquisition. We must also be in compliance with the covenant for the quarterly measurement dates following June 30, 2012.  Management believes it is probable we will be in compliance with these covenants at least through March 31, 2013.

At March 31, 2012, Eureka Hunter Pipeline, LLC was not in compliance with the covenants contained in the Eureka Hunter Credit Facilities that require Eureka Hunter to maintain certain ratios of debt to EBITDA and interest coverage. We have received a waiver of the covenants at March 31, 2012.  On April 2, 2012, Eureka Hunter closed on the acquisition of certain assets of TransTex.  The cash flows associated with that acquisition will be included in the covenant determinations going forward based on an amendment to the Eureka Hunter Credit Facilities. Since the TransTex acquisition was closed after the end of the first quarter, those figures were not included in the covenant calculation but will be on a going forward basis.  Management believes it is probable Eureka Hunter will be in compliance with the covenant based upon the amended facility. We must also be in compliance with the covenant for the quarterly measurement dates following June 30, 2012.  Management believes it is probable we will be in compliance with these covenants at least through March 31, 2013.

We intend to fund 2012 capital expenditures, excluding any acquisitions, primarily out of internally-generated cash flows and, as necessary, borrowings under our revolving credit facility for upstream operations.  We also intend to raise additional funds in the public debt and equity markets.  As of May 2, 2012, we had $60.0 million available to borrow under our revolving credit facility.  We intend to fund our activities in our Eureka Hunter Midstream operations through our Eureka Hunter Credit Facilities and the ArcLight investment.

For the three months ended March 31, 2012, our primary sources of cash were from operating activities, financing activities, and cash on hand at the beginning of the year. Approximately $23.6 million of cash from operating activities, $99.0 million of cash from sale of common and preferred stock and the proceeds from exercises of warrants, along with our $132.0 million of borrowings under our revolving credit facility, $783,000 of proceeds from sale of assets, and $14.9 million of cash on hand were used to fund our acquisitions and drilling program, repay debt under our revolving credit facility, and pay deferred financing costs on our amended and restated credit facility.

For the three months ended March 31, 2011, our primary sources of cash were from financing activities.  Approximately $52.3 million of cash from the sale of preferred stock and the proceeds from exercises of warrants, along with our $36.0 million of borrowings under our senior credit facility, and $554,000 of cash on hand were used to fund our acquisitions and drilling program and repay debt under our senior credit facility.

The following table summarizes our sources and uses of cash for the periods noted:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows provided by operating activities	$23,559	$9,255
Cash flows used in investing activities	(179,982)	(65,562)
Cash flows provided by financing activities	173,104	59,589
Effect of foreign currency exchange rates	(33)	—
Net increase (decrease) in cash and cash equivalents	$16,648	$(3,282)

Operating Activities

Our cash flow from operating activities was $23.6 million for the three months ended March 31, 2012 compared to $9.3 million for the three months ended March 31, 2011, an increase of $14.3 million. This increase was due to increased oil and gas sales from the success of our drilling program as well as from our acquisition of NGAS and NuLoch in the second quarter of 2011.

Investing Activities

Our cash flows used in investing activities for the three months ended March 31, 2012 were $180.0 million, principally from acquisition and drilling activities. We used $50.9 million in cash acquiring Williston Basin oil and gas properties from Eagle Operating, $24.8 million in cash for the Utica Shale property acquisition, and $105.1 million in cash for drilling and other capital expenditures under our 2012 capital expenditures budget. Also during the three months ended March 31, 2012,  we received $783,000 in cash proceeds, net of working capital adjustments, from the sale of Hunter Disposal, LLC.

Our cash flows used in investing activities for the three months ended March 31, 2011 were $65.6 million, which primarily represented drilling expenditures under our 2011 capital expenditures budget.

Financing Activities

Our cash flows from financing activities for the three months ended March 31, 2012 were $173.1 million. We borrowed $115.0 million under our revolving credit facility and repaid $52.1 million under the credit facility. We borrowed $2.0 million on other equipment loans, and repaid $801,000 on various equipment loans. Eureka Hunter also borrowed $15.0 million under its credit facility. Other sources of cash from financing activities in the 2012 period were $39.7 million from the issuance of our Series D Preferred Stock and $58.1 million from the issuance of Series A Preferred Units of Eureka Holdings, which was distributed to Magnum Hunter. We also received $1.2 million in proceeds from exercise of stock options and warrants. In the 2012 period we also incurred $595,000 of deferred finance cost on loans and paid $4.4 million in dividends on our preferred stock.

Our cash flows from financing activities for the three months ended March 31, 2011 were $59.6 million. We borrowed $36.0 million under our revolving credit facility and repaid loans under the facility of $26.2 million. We received proceeds of $47.3 million from the issuance of our Series C Preferred Stock and $5.0 million from issuance of our common stock and warrants. We paid $2.6 million in dividends on our preferred stock in the 2011 period.

We believe that cash flows from operations and borrowings under our revolving credit facility and other debt agreements will finance substantially all of our capital needs through 2012. We may also use our revolving credit facility for possible acquisitions and temporary working capital needs. Further, we may decide to access the public or private equity or debt markets for potential acquisitions, working capital or other liquidity needs, if such financing is available on acceptable terms. In June 2011, we filed a shelf registration statement with the SEC registering up to $500 million of common stock, preferred stock warrants and debt securities, which replaced a prior shelf registration statement. This registration statement was declared effective by the SEC on January 18, 2012.

2012 Capital Expenditures

The following table summarizes our estimated capital expenditures excluding acquisitions for 2012. We intend to fund 2012 capital expenditures, excluding any acquisitions, partially out of internally-generated cash flows and, as necessary, borrowings under our senior revolving credit facility.  We will also need to obtain additional funding through the public debt and equity markets to fulfill our capital spending plans.

Year Ending
December 31,
2012
(In thousands)
Upstream Operations
Williston Basin drilling	$170,000
Appalachian Basin drilling	25,000
Eagle Ford Shale drilling	130,000
Total Upstream capital expenditures	325,000
Midstream Operations (Eureka Hunter Holdings, LLC) (1)	50,000
Total 2012 capital expenditures	$375,000

(1)          Funded through Eureka Hunter Credit Facilities and Arc Light Investment.

Our capital expenditure budget for 2012 is subject to change depending upon a number of factors, including economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the results of our development and exploration efforts, the availability of sufficient capital resources for drilling prospects, our financial results, the availability of leases on reasonable terms and our ability to obtain permits for the drilling locations.

Amendments to Credit Agreements

On February 14, 2012, the Company entered into the Fifth Amendment to the Second Amended and Restated Credit Agreement.  The Fifth Amendment increased the borrowing base on the Senior Revolving Credit Facility from $200 million to $235 million.

On February 14, 2012, the Company entered into the Second Amendment to the Second Lien Term Loan Credit Agreement.  The Second Amendment amends certain provisions of the Second Lien Term Loan Credit Agreement to correspond to the amendments made pursuant to the Fifth Amendment to the Second Amended and Restated Credit Agreement.

On May 2, 2012, the Company entered into the Sixth Amendment to the Second Amended and Restated Credit Agreement.  The Sixth Amendment increased the borrowing base on the Senior Revolving Credit Facility from $235.0 million to $275.0 million.

Related Party Transactions

We rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans, our Chairman and CEO. Airplane rental expenses totaled $34,000 and $123,000 for the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2011, we obtained accounting services and use of office space from GreenHunter Energy, Inc., an entity for which Mr. Evans is an officer and major shareholder and for which Mr. Ormand is also a director.  This agreement has terminated and all accounting services are now controlled by Magnum Hunter personnel.  Professional services expenses totaled $0 and $18,000 for the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012 and 2011, the Company paid rent of $14,000 and $9,000, respectively, pertaining to a lease for a corporate apartment from an executive of the Company which is being used by other Company employees.  This agreement terminates in May of 2012 and the Company will not renew it.

During the three months ended March 31, 2012, Eagle Ford Hunter, Triad Hunter, and Hunter Disposal, LLC, wholly owned subsidiaries of the Company, rented storage tanks for disposal water and equipment from GreenHunter Energy, Inc.  Rental costs totaled $424,000 and $0 for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, our net accounts payable to GreenHunter Energy, Inc. was $499,000.

On February 17, 2012, the Company sold its wholly-owned subsidiary, Hunter Disposal, LLC, to GreenHunter Water, LLC, a wholly-owned subsidiary of GreenHunter Energy, Inc.  The terms and conditions of the equity purchase agreement between the parties were approved by the audit committee or an independent special committee for each party.  Total consideration for the sale was approximately $9.9 million comprising $2.2 million in cash, 1,846,722 shares of GreenHunter restricted common stock with a fair value of $3.3 million based on a closing price of $1.79, 88,000 shares of GreenHunter Energy, Inc. 10% Series C cumulative preferred stock with a stated value of $2.2 million, and a $2.2 million convertible promissory note due to the Company.  In connection with the sale, Triad Hunter, LLC, entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity in Kentucky, Ohio, and West Virginia and a five-year tank rental agreement with GreenHunter Water, LLC.  See note 6 — Discontinued Operations for additional information.

Mr. Evans, our Chairman and Chief Executive Officer, is a 4.0% limited partner TransTex Gas Services, LP, which limited partnership received consideration of 585,000 Series A common units of Eureka Holdings and cash of $46.8 million upon the Company’s acquisition of certain its assets.  In addition, Eureka Holdings and TransTex agreed to provide the limited partners of TransTex the opportunity to purchase additional Class A common units in lieu of a portion of the cash distribution they would otherwise receive. Certain limited partners purchased such units, including Mr. Evans, who purchased 27,641 Class A common units of Eureka Holdings, for $553,000 at the same purchase price offered to all TransTex investors.  See Note 16 — Subsequent Events, for more information.

Contractual Commitments

Our contractual commitments consist of long-term debt, accrued interest on long-term debt, operating lease obligations, drilling contracts, asset retirement obligations, and employment agreements with executive officers.

Our long-term debt comprises borrowings under our MHR Senior Revolving Credit Facility, MHR Term Loan Facility and Eureka Hunter Term Loan, and term equipment debt assumed in the Triad Energy and NGAS acquisitions. Interest on revolving debt is based on the rate applicable under our revolving credit facility, which was 3.5% at March 31, 2012. The term equipment debt had an average interest rate of approximately 4.62% at March 31, 2012. See Note 9 in our condensed consolidated financial statements.

As of March 31, 2012, we rent various office spaces in Houston, Texas, that total approximately 15,000 square feet at a cost of $32,000 per month for the remaining terms ranging from two to forty-nine months. Triad Hunter had various lease commitments for periods ranging from three to sixty-eight months at March 31, 2012, and with monthly payments of approximately $26,053 as of that date. Our Williston Hunter subsidiaries have office spaces in Calgary, Alberta and Denver, Colorado that have a combined monthly payment of approximately $32,000.

On June 24, 2011, the Company entered into a forty month drilling contract from July 1, 2011 through October 31, 2014. Our remaining maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, was approximately $15.1 million as of March 31, 2012.

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

We have outstanding employment agreements with three of our senior officers for terms ranging from two to six months. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were all terminated without cause, was approximately $963,000 at March 31, 2012.

The following table summarizes our contractual commitments as of March 31, 2012 (in thousands):

Contractual Obligations	Total	2012	2013 —2014	2015 - 2016	After 2016
Long-term debt(1)	$369,525	$4,252	$6,169	$311,852	$47,252
Interest on long-term debt(2)	103,708	21,090	42,122	31,981	8,515
Operating lease obligations(3)	3,093	1,088	1,342	521	142
Asset retirement obligations(4)	22,955	1,933	1,181	1,592	18,249
Employment agreements with executive officers	963	963	—	—	—
Drilling contract commitment	15,104	4,384	10,720	—	—
Total	$515,348	$33,710	$61,534	$345,946	$74,158

(1)	See Note 9 to our consolidated financial statements for a discussion of our long-term debt.

(2)	Interest payments have been calculated by applying the interest rate 3.5% on the Senior Revolving Credit Facility and 8.0% on the Term Loan in place as of March 31, 2012

(3)	Operating lease obligations are for office space and equipment.

(4)	See Note 7 to our consolidated financial statements for a discussion of our asset retirement obligations.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2012, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Item 3.  Quantitative and qualitative disclosures about market risk.

Some of the information below contains forward—looking statements.  The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks.  The term “market risk” refers to the risk of loss arising from adverse changes in oil and gas prices and other related factors.  The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses.  This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures.  Our market risk sensitive instruments were entered into for commodity derivative and investment purposes, and not for trading purposes.

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

At March 31, 2012, we had the following commodity derivative positions outstanding:

Natural Gas	Period	MMBTU/day	Price per MMBTU
Collars	Apr 2012 - Dec 2012	11,910	$4.58 - $6.42
	Jan 2013 - Dec 2013	12,500	$4.50 - $5.96

Swaps	Apr 2012 - Dec 2012	16,100	$3.53
	Jan 2013 - Dec 2013	16,000	$3.51

Ceilings sold (call)	Jan 2014 - Dec 2014	16,000	$5.91

Crude Oil	Period	Bbls/day	Price per Bbl
Collars	Apr 2012 - Dec 2012	3,000	$81.69 - $98.92
	Jan 2013 - Dec 2013	2,763	$81.38 - $97.61
	Jan 2014 - Dec 2014	663	$85.00 - $91.25
	Jan 2015 - Dec 2015	259	$85.00 - $91.25

Floors sold (put)	Apr 2012 - Dec 2012	1,450	$79.14
	Jan 2013 - Dec 2013	763	$65.00
	Jan 2014 - Dec 2014	663	$65.00

Floors purchased (put)	Apr 2012 - Dec 2012	1,553	$93.52

At March 31, 2012, the fair value of our open derivative contracts was a net liability of approximately $7.9 million.

Currently, Bank of Montreal, KeyBank National Association, Credit Suisse Energy, LLC, UBS AG London Branch, and Deutsche Bank AG London Branch are the only counterparties to our commodity derivatives positions. We are exposed to credit losses in the event of nonperformance by the counterparties on our commodity derivatives positions. However, we do not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions. All counterparties are participants in our revolving credit facility, and the collateral for the outstanding borrowings under our revolving credit facility is used as collateral for our commodity derivatives.

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

Realized gains and losses from our commodity derivative activity increased our earnings by approximately $1.5 million and $8,000 for the three months ended March 31, 2012 and 2011, respectively. Realized gains and losses are derived from the relative movement of oil and gas prices on the products we sell in relation to the range of prices in our derivative contracts for the respective three months. The unrealized loss on commodity derivatives was approximately $2.9 million for the 2012 period and $3.3 million for the 2011 period. As commodity prices increase, the fair value of the open portion of those positions decreases.  As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record all changes in realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts”.  Our gain or loss from realized and unrealized derivative contracts was a loss of approximately $1.4 million and a gain of approximately $3.3 million for the three months ended March 31, 2012 and 2011, respectively. (See Note 7 to our condensed consolidated financial statements for more information.)

For the three months ended March 31, 2012, we recorded an unrealized loss on commodity derivatives of $2.9 million, compared to an unrealized loss of $3.3 million for the three months ended March 31, 2011, from the change in fair value of our commodity derivatives positions.  A hypothetical 10% increase in commodity prices would have resulted in a $25.1 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at March 31, 2012, and a corresponding increase in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the three months ended March 31, 2012.  A hypothetical 10% decrease in commodity prices would have resulted in a $22.8 million increase in the fair value of our commodity derivative positions recorded on our balance sheet at March 31, 2012, and a corresponding decrease in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the three months ended March 31, 2012.

Item 4.  Controls and procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information for disclosure is accumulated and communicated to management, including the Chairman and the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012. Based on this evaluation, the CEO and CFO have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material developments in the legal proceedings described in Part I, Item 3. “Legal Proceedings” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011.

Item 1A.	Risk factors.

In addition to the other information set forth in this report, you should carefully consider the risks discussed in the following reports that we have filed with the SEC, which risks could materially affect our business, financial condition and results of operations: Annual Report on Form 10-K, as amended, for the year ended December 31, 2011, under the headings Items 1. and 2. “Business and Properties — Markets and Customers; Competition; and Regulation,” Item 1A. “Risk Factors,” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.

Except as provided below, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011, which is accessible on the SEC’s website at www.sec.gov and our website at www.magnumhunterresourcess.com.

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

If conditions to any future purchases of preferred units of Eureka Holdings in connection with the ArcLight Investment are not met, then we will not be able to obtain additional funds from ArcLight.

ArcLight committed to invest an additional $93.2 million in Eureka Holdings.  However, our ability to obtain additional funds from ArcLight is subject to our meeting the conditions for additional purchases of preferred units as set forth in the Series A Convertible Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”), which include, among other things, that (i) the proceeds be used for certain approved capital expenditures, midstream growth projects and/or acquisitions (or for any other purposes agreed to by ArcLight), and (ii) no defaults or material adverse events have occurred.  If these conditions are not met, then we will not be able to obtain additional funds from ArcLight.

There are restrictive covenants, mandatory distribution requirements and other provisions in the ArcLight Investment documents that may restrict our ability to pursue our business strategies with respect to Eureka Holdings and Eureka Hunter.

The  Amended and Restated Limited Liability Company Agreement of Eureka Holdings (the “EH Operating Agreement”), contains certain covenants that, among other things, restrict the ability of Eureka Holdings and its subsidiaries to, with certain exceptions:

•                                          incur funded indebtedness, whether direct or contingent;

•                                          issue additional equity interests;

•                                          pay distributions to its owners, or repurchase or redeem any of its equity securities;

•                                          enter into any material acquisitions, dispositions or divestitures; or

•                                          enter into a sale or merger.

Under the EH Operating Agreement, the holders of preferred units of Eureka Holdings are entitled to receive an annual distribution of 8%, payable quarterly. For the quarter ending March 31, 2012 through and including the quarter ending March 31, 2013, the board of directors of Eureka Holdings may elect to pay up to 75% of any such distribution in kind (i.e., in additional preferred units), in lieu of cash. For the quarter ending June 30, 2013 through and including the quarter ending March 31, 2014, the board of directors of Eureka Holdings may elect to pay up to 50% of any such distribution in kind. Thereafter, all distributions to ArcLight relating to the preferred units will be paid solely in cash.

In addition to the required quarterly distributions of accrued preferred return on the preferred units, the EH Operating Agreement also (i) gives Eureka Holdings the right, at any time on or after the fifth anniversary of the closing of the initial ArcLight investment, to redeem all but not less than all, of the outstanding preferred units, and (ii) gives ArcLight the right, at any time on or after the eighth anniversary of the closing of the initial ArcLight investment, to require Eureka Holdings to redeem all, but not less than all, of the outstanding preferred units.  If Eureka Holdings fails to meet its redemption obligations under clause (ii) above, then ArcLight will have the right to assume control of the board of directors of Eureka Holdings and, at its option, to cause Eureka Holdings and/or its other owners to enter into a sale, merger or other disposition of Eureka Holdings or its assets (on terms acceptable to ArcLight).

Further, pursuant to the terms of the EH Operating Agreement, the number and composition of the board of directors of Eureka Holdings may change over time based on ArcLight’s percentage ownership interest in Eureka Holdings (after taking into account any additional purchases of preferred units) and the satisfaction of certain performance goals by Eureka Holdings (or its failure to satisfy such goals) by the third anniversary of the closing of the initial ArcLight investment (or as of any anniversary after such date).  The board of directors of Eureka Holdings is currently composed of a majority of members appointed by Magnum Hunter.  Subject to the rights described above, the board of directors of Eureka Holdings may in the future be composed of an equal number of directors appointed by Magnum Hunter and ArcLight or, in certain cases, of a majority of directors appointed by ArcLight.

The EH Operating Agreement also contains a requirement that ArcLight have an exclusive first right to fund up to 100% of Eureka Holdings’ funding requirements, subject to certain exceptions.

In the event that a change of control of Magnum Hunter occurs at any time prior to a qualified public offering of Eureka Holdings, ArcLight will have the right under the terms of the EH Operating Agreement to purchase sufficient additional preferred units in Eureka Holdings so that it holds up to 51.0% of the ownership of Eureka Holdings.

The EH Operating Agreement also contains pre-emptive rights and unit conversion rights in favor of ArcLight, transfer restrictions on Magnum Hunter’s ownership interests in Eureka Holdings (subject to certain exceptions), rights of first refusal and co-sale rights in favor of ArcLight, and certain registration rights in favor of ArcLight.

These restrictive covenants, mandatory distribution requirements and other provisions in the ArcLight Investment documents may restrict our ability to pursue our business strategies with respect to Eureka Holdings and Eureka Hunter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended March 31, 2012, the Company sold from time to time an aggregate of 8,739 shares of its common stock pursuant to the exercise of certain warrants, as follows:

(a) The Company sold an aggregate of 8,671 shares of common stock pursuant to the exercise of certain warrants issued by the Company in November 2009, at an exercise price of $2.50 per share, for total gross proceeds of approximately $21,678. The warrants were issued by the Company in connection with an offering by the Company of units, consisting of shares of common stock and warrants to purchase shares of common stock, to a limited number of investors for cash, which was registered under the Securities Act. These investors consisted of certain directors and officers of the Company and certain of their friends and associates.

(b) The Company sold an aggregate of 48 shares of its common stock pursuant to the exercise of certain warrants issued by the Company in 2011, at an exercise price of $10.50 per share, for total gross proceeds of approximately $504. The warrants were issued by the Company in connection with a dividend declared by the Company on August 13, 2011 to be paid in the form of one common stock warrant for every ten shares held by record of our common stock and exchangeable shares of MHR Exchangeco Corporation on August 31, 2011.

In addition:

(c) On March 30, 2012, , the Company issued 296,859 shares of common stock pursuant to the purchase of certain oil and gas properties and assets of Eagle located in North Dakota.

All the shares described above were issued or sold by the Company in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 6.    EXHIBITS

Exhibit Number	Description

2.1

Amendment to Purchase and Sale Agreement, dated as of March 5, 2012, by and among Eagle Operating, Inc., Williston Hunter ND, LLC, and Magnum Hunter Resources Corporation (Incorporated by reference from the Registrant’s current report on Form 8-K filed on March 9, 2012).

2.1.1

Second Amendment to Purchase and Sale Agreement, dated April 2, 2012, by and among Eagle Operating, Inc., Williston Hunter ND, LLC, and Magnum Hunter Resources Corporation (Incorporated by reference from the Registrant’s current report on Form 8-K filed on April 5, 2012).

2.2	Asset Purchase Agreement, dated March 21, 2012, by and among Eureka Hunter Holdings, LLC, TransTex Gas Services LP, and Eureka Hunter Acquisition Sub LLC. + #
2.2.1	First Amendment to Asset Purchase Agreement, dated April 2, 2012, by and between Eureka Hunter Holdings, LLC, TransTex Gas Services, LP, and Eureka Hunter Acquisition Sub LLC. #
3.1	Restated Certificate of Incorporation of the Registrant, filed February 13, 2002 (Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on March 21, 2006).
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
10.1

At the Market Sales Agreement (Series D Preferred Stock), dated January 18, 2012 between Magnum Hunter Resources Corporation and MLV & Co., LLC (Incorporated by reference from Registrant’s current report on Form 8-K filed on January 18, 2012).

10.2

Fifth Amendment to Second Amended and Restated Credit Agreement, dated February 14, 2012, by and among Magnum Hunter Resources Corporation, the Bank of Montreal, as Administrative Agent, and the lenders and guarantors party thereto (Incorporated by reference from Registrant’s current report on Form 8-K filed on February 21, 2012).+

10.3

Second Amendment to Second Lien Term Loan Credit Agreement, dated February 14, 2012, by and among Magnum Hunter Resources Corporation, Capital One, N.A., as Administrative Agent, and the lenders and guarantors party thereto (Incorporated by reference from Registrant’s current report on Form 8-K filed on February 21, 2012).+

10.4	Series A Convertible Preferred Unit Purchase Agreement, dated March 21, 2012, by and among Eureka Hunter Holdings, LLC, Magnum Hunter Resources Corporation, and Ridgeline Midstream Holdings, LLC. +#
10.5	Amended and Restated Limited Liability Company Agreement of Eureka Holdings, dated March 21, 2012, between

Magnum Hunter Resources Corporation and ArcLight Capital Partners, LLC.+#
10.5.1

First Amendment to Amended and Restated Limited Liability Company Agreement of Eureka Hunter Holdings, LLC, dated April 2, 2012, by and between Magnum Hunter Resources Corporation, Ridgeline Midstream Holdings, LLC, and TransTex Gas Services LP.#

12.1	Computation of Ratio of Earnings to Fixed Charges. #
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#
32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

+	The exhibits and the schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

#	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MAGNUM HUNTER RESOURCES CORPORATION

Date: May 3, 2012	/s/ Gary C. Evans
Gary C. Evans,
Chairman and Chief Executive Officer

Date: May 3, 2012	/s/ Ronald D. Ormand
Ronald D. Ormand,
Executive Vice President and Chief Financial Officer