Form 10-Q/A
period 2012-03-31
MAGNUM HUNTER RESOURCES CORP
filed 2012-05-10
CIK 1335190

FORM 10-Q/A

(Amendment No. 1)

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

As of May 8, 2012 there were 131,346,407 shares of the registrant’s common stock ($.01 par value) outstanding.

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends Magnum Hunter Resources Corporation’s (the “Company’s”) quarterly report on Form 10-Q for the quarter ended March 31, 2012 (the “Original 10-Q”) which was filed with the Securities and Exchange Commission (the “Commission”) on May 3, 2012. The Company is filing this Amendment for the purpose of including XBRL (“eXtensible Business Reporting Language”) information in Exhibit 101 that was excluded from the Original 10-Q.

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

The Company is only including Exhibit 101 to the Form 10-Q/A in this Amendment. No other changes have been made to the Original 10-Q. This Form 10-Q/A continues to speak as of the date of the Original 10-Q, and the Company has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original 10-Q, or to modify the disclosure contained in the Original 10-Q other than to reflect the addition of Exhibit 101 as described above.

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

2.2

Asset Purchase Agreement, dated March 21, 2012, by and among Eureka Hunter Holdings, LLC, TransTex Gas Services LP, and Eureka Hunter Acquisition Sub LLC (Incorporated by reference from the Registrant’s current report on Form 10-Q filed on May 3, 2012). +

2.2.1

First Amendment to Asset Purchase Agreement, dated April 2, 2012, by and between Eureka Hunter Holdings, LLC, TransTex Gas Services, LP, and Eureka Hunter Acquisition Sub LLC (Incorporated by reference from the Registrant’s current report on Form 10-Q filed on May 3, 2012). +

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

10.2

Fifth Amendment to Second Amended and Restated Credit Agreement, dated February 14, 2012, by and among Magnum Hunter Resources Corporation, the Bank of Montreal, as Administrative Agent, and the lenders and guarantors party thereto (Incorporated by reference from Registrant’s current report on Form 8-K filed on February 21, 2012).+

10.3

Second Amendment to Second Lien Term Loan Credit Agreement, dated February 14, 2012, by and among Magnum Hunter Resources Corporation, Capital One, N.A., as Administrative Agent, and the lenders and guarantors party thereto (Incorporated by reference from Registrant’s current report on Form 8-K filed on February 21, 2012).+

10.4

Series A Convertible Preferred Unit Purchase Agreement, dated March 21, 2012, by and among Eureka Hunter Holdings, LLC, Magnum Hunter Resources Corporation, and Ridgeline Midstream Holdings, LLC (Incorporated by reference from the Registrant’s current report on Form 10-Q filed on May 3, 2012). +

10.5

Amended and Restated Limited Liability Company Agreement of Eureka Holdings, dated March 21, 2012, between Magnum Hunter Resources Corporation and ArcLight Capital Partners, LLC. (Incorporated by reference from the Registrant’s current report on Form 10-Q filed on May 3, 2012). +

10.5.1

First Amendment to Amended and Restated Limited Liability Company Agreement of Eureka Hunter Holdings, LLC, dated April 2, 2012, by and between Magnum Hunter Resources Corporation, Ridgeline Midstream Holdings, LLC, and TransTex Gas Services LP (Incorporated by reference from the Registrant’s current report on Form 10-Q filed on May 3, 2012).

12.1	Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference from the Registrant’s current report on Form 10-Q filed on May 3, 2012).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#
32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101.INS	XBRL Instance Document ^
101.SCH	XBRL Taxonomy Extension Schema Document ^
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ^
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ^
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ^
101.DEF	XBRL Taxonomy Extension Definition Presentation Linkbase Document ^

+	The exhibits and the schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

#	Filed herewith.

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

MAGNUM HUNTER RESOURCES CORPORATION

Date: May 10, 2012	/s/ Gary C. Evans
Gary C. Evans,
Chairman and Chief Executive Officer

Date: May 10, 2012	/s/ Ronald D. Ormand
Ronald D. Ormand,
Executive Vice President and Chief Financial Officer