Form 10-Q/A
period 2012-06-30
MAGNUM HUNTER RESOURCES CORP
filed 2012-11-14
CIK 1335190

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends and restates the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Original 10-Q”) of Magnum Hunter Resources Corporation (the “Company”), which was filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2012. The Company is filing this Amendment to the condensed consolidated financial statements for the three and six months ended June 30, 2012 for the purpose of (i) restating for a computation error in non-cash share based compensation expense, (ii) restating for an error in the accounting treatment of the Company’s Series A Convertible Preferred Units, (iii) restating for an error by adding the non-cash transaction disclosure to the statement of cash flows for the Eureka Hunter Series A common units issued for an acquisition, (iv) correcting the fair value of debt and equity consideration received upon the sale of Hunter Disposal, LLC, and the related tax effect of the gain on sale of these assets, (v) correcting an error in accounting for debt waiver fees, (vi) correcting an error in the amount of the cash paid and fair value of Series A Common Units issued as consideration in the TransTex acquisition disclosed in Note 6 — Acquisitions, of this filing, (vii) making necessary and conforming changes in Item 2 — Management Discussion and Analysis of Financial Condition and Results of Operations, and (viii) restating Item 4 — Controls and Procedures to address management’s re-evaluation of the Company’s  disclosure controls and procedures and describe the material weaknesses identified. We have also corrected other immaterial errors described in Note 2.  This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, nor does it modify or update disclosures in any way other than as required to reflect the restatement and corrections described above. In addition, as required by Rule 12b-15, this Amendment contains new certifications from our Principal Executive Officer and Principal Financial Officer, filed as exhibits hereto.

MAGNUM HUNTER RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE PERIOD ENDED JUNE 30, 2012

MAGNUM HUNTER RESOURCES CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per-share data)

	June 30,
	2012	December 31,
	(Restated)	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,762	$14,851
Accounts receivable	51,315	48,083
Commodity derivative	10,971	5,732
Convertible security embedded derivative	510	—
Inventory	11,630	4,534
Prepaids and other current assets	2,447	1,720
Assets held for sale — current	—	2,749
Total current assets	101,635	77,669

PROPERTY AND EQUIPMENT (Net of Accumulated Depletion and Depreciation):
Oil and natural gas properties, successful efforts accounting	1,484,918	962,965
Gas gathering and other equipment	148,637	112,169
Total property and equipment, net	1,633,555	1,075,134

OTHER ASSETS:
Deferred financing costs, net of amortization of $6,468 and $958, respectively	19,258	10,642
Derivatives and other long term assets	10,563	1,913
Intangible assets, net	10,001	—
Goodwill	30,602	—
Assets held for sale — long term	—	3,402
Total assets	$1,805,614	$1,168,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$3,430	4,565
Accounts payable	135,453	136,698
Accrued liabilities	11,476	5,635
Revenue payable	14,150	10,781
Derivatives and other current liabilities	5,632	7,149
Liabilities associated with assets held for sale — current	—	2,847
Total current liabilities	170,141	167,675

OTHER LIABILITIES:
Senior notes payable	443,971	—
Notes payable, less current portion	162,351	285,824
Asset retirement obligation	22,336	20,089
Deferred tax liability	91,448	95,299
Commodity and preferred stock embedded derivatives	50,016	6,112
Other long term liabilities	3,223	2,842
Liabilities associated with assets held for sale — long term	—	267
Total liabilities	943,486	578,108

COMMITMENTS AND CONTINGENCIES (Note 14)

REDEEMABLE PREFERRED STOCK:
Series C Cumulative Perpetual Preferred Stock, cumulative dividend rate 10.25% per annum, 4,000,000 authorized, 4,000,000 issued & outstanding as of June 30, 2012 and December 31, 2011, respectively, with liquidation preference of $25.00 per share	100,000	100,000
Series A Convertible Preferred Units of Eureka Hunter Holdings, LLC, cumulative distribution rate of 8.0% per annum, 7,163,043 and none issued & outstanding as of June 30, 2012 and December 31, 2011, respectively, with liquidation preference of $131,800	83,081	—

SHAREHOLDERS’ EQUITY:
Preferred Stock, 10,000,000 shares authorized	—	—
Series D Cumulative Perpetual Preferred Stock, cumulative dividend rate 8.0% per annum, 5,750,000 authorized, 2,546,307 and 1,437,558 issued & outstanding as of June 30, 2012 and December 31, 2011, respectively, with liquidation preference of $50.00 per share	127,315	71,878
Common stock, $0.01 par value; 250,000,000 shares authorized, 167,813,192 and 130,270,295 shares issued and 167,813,192 and 129,803,374 outstanding as of June 30, 2012 and December 31, 2011, respectively	1,677	1,298
Exchangeable common stock, par value $0.01 per share, 2,016,122 and 3,693,871 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	20	37
Additional paid in capital	729,086	569,690
Accumulated deficit	(177,965)	(140,070)
Accumulated other comprehensive loss	(13,346)	(12,463)
Treasury stock at cost, 761,652 shares	(1,310)	(1,310)
Unearned common stock in KSOP at cost, 153,300 shares	(604)	(604)
Total Magnum Hunter Resources Corporation shareholders’ equity	664,873	488,456
Non-controlling interest	14,174	2,196
Total shareholders’ equity	679,047	490,652
Total liabilities and shareholders’ equity	$1,805,614	$1,168,760

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012		2012
	(Restated)	2011	(Restated)	2011
REVENUE:
Oil and gas sales	$53,682	$26,046	$104,854	$40,007
Field operations and other	6,618	3,486	12,642	4,062
Total revenue	60,300	29,532	117,496	44,069

EXPENSES:
Lease operating expenses	11,985	6,562	23,226	9,559
Severance taxes and marketing	3,812	1,801	7,535	2,796
Exploration	385	358	730	673
Field operations	4,178	1,645	7,016	2,419
Impairment of unproved oil and gas properties	9,023	—	17,694	—
Depreciation, depletion and accretion	30,482	10,734	57,210	16,202
General and administrative	16,440	23,640	31,639	30,423
Total expenses	76,305	44,740	145,050	62,072

OPERATING LOSS	(16,005)	(15,208)	(27,554)	(18,003)

OTHER INCOME AND (EXPENSE):
Interest income	62	1	96	4
Interest expense	(19,432)	(3,922)	(24,816)	(4,705)
Gain (loss) on derivative contracts	18,104	2,668	19,207	(674)
Other income and (expense)	(185)	88	183	88
Total other income and (expense)	(1,451)	(1,165)	(5,330)	(5,287)

Loss from continuing operations before income taxes and non-controlling interest	(17,456)	(16,373)	(32,884)	(23,290)

Income tax benefit	3,001	197	5,293	197
Net (income) attributable to non-controlling interest	(48)	(84)	(22)	(117)

Net loss attributable to Magnum Hunter Resources Corporation from continuing operations	(14,503)	(16,260)	(27,613)	(23,210)

Income from discontinued operations	—	1,220	354	1,480
Gain on sale of discontinued operations, net of tax	—	—	2,224	—

Net loss	(14,503)	(15,040)	(25,035)	(21,730)

Dividend on Preferred Stock	(8,205)	(3,457)	(12,860)	(6,065)

Net loss attributable to common shareholders	$(22,708)	$(18,497)	$(37,895)	$(27,795)

Weighted average number of common shares outstanding Basic and diluted	151,464,372	112,619,793	142,293,282	94,233,091

Loss from continuing operations	$(0.15)	$(0.17)	$(0.29)	$(0.31)

Income from discontinued operations	$(0.00)	$0.01	$0.02	$0.02

Loss per common share, basic and diluted	$(0.15)	$(0.16)	$(0.27)	$(0.29)

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except shares and per-share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012		2012
	(Restated)	2011	(Restated)	2011
Net loss	$(14,503)	$(15,040)	$(25,035)	$(21,730)
Foreign currency translation	(4,119)	(3,222)	(617)	(3,222)
Unrealized gain (loss) on available for sale investments	(189)	8	(265)	8
Total comprehensive loss	$(18,811)	$(18,254)	$(25,917)	$(24,944)

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Number	Number of Shares	Number of				Additional		Accumulated Other		Unearned		Total
	of Shares	of Exchangeable	Shares of Series D	Common	Exchangeable	Series D	Paid in	Accumulated	Comprehensive	Treasury	Common shares	Noncontrolling	Shareholders’
	of Common Stock	Common Stock	Preferred Stock	Stock	Common Stock	Preferred Stock	Capital	Deficit	Income	Stock	in KSOP	Interest	Equity
BALANCE, January 1, 2012	129,803	3,694	1,438	$1,298	$37	$71,878	$569,690	$(140,070)	$(12,463)	$(1,310)	$(604)	$2,196	$490,652
Restricted stock issued to employees and directors	63	—	—	1	—	—	324	—	—	—	—	—	325
Share based compensation	—	—	—	—	—	—	12,214	—	—	—	—	—	12,214
Issued shares of Series D Preferred Stock for cash	—	—	1,108	—	—	55,437	(4,554)	—	—	—	—	—	50,883
Issued shares of Common Stock for cash	35,000	—	—	350	—	—	148,325	—	—	—	—	—	148,675
Issued shares of Common Stock upon warrant exercise	9	—	—	—	—	—	22	—	—	—	—	—	22
Issued shares of common stock upon stock option exercise	841	—	—	8	—	—	1,166	—	—	—	—	—	1,174
Dividends Preferred Stock	—	—	—	—	—	—	—	(12,860)	—	—	—	—	(12,860)
Issued shares of common stock for acquisition of assets	297	—	—	3	—	—	1,899	—	—	—	—	—	1,902
Issued shares of common stock upon exchange of MHR
Exchangeco Corporation’s exchangeable shares	1,678	(1,678)	—	17	(17)	—	—	—	—	—	—	—	—
Purchase of outstanding noncontrolling interest in a subsidary	—	—	—	—	—	—	—	—	—	—	—	(497)	(497)
Issued Common units of Eureka Hunter Holdings for asset acquisition	—	—	—	—	—	—	—	—	—	—	—	12,453	12,453
Net loss	—	—	—	—	—	—	—	(25,035)	—	—	—	22	(25,013)
Other comprehensive income:	—	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	(617)	—	—	—	(617)
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	(266)	—	—	—	(266)
BALANCE, June 30, 2012 (Restated)	167,691	2,016	2,546	$1,677	$20	$127,315	$729,086	$(177,965)	$(13,346)	$(1,310)	$(604)	$14,174	$679,047

The accompanying notes are an integral part of these unaudited consolidated financial statements

MAGNUM HUNTER RESOURCES CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2012
	(Restated)	2011

Cash flows from operating activities
Net loss	$(25,035)	$(21,730)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncontrolling interest	22	117
Depletion, depreciation, and accretion	56,860	16,344
Asset impairment	17,693	—
Share based compensation	12,539	12,014
Cash paid for plugging wells	(101)	—
Gain on sale of assets	(3,369)	(1,559)
Unrealized (gain) loss on derivative contracts	(13,469)	166
Unrealized loss on available for sale securities	265	—
Amortization of deferred financing costs included in interest expense	10,086	2,812
Deferred taxes	(3,811)	(197)
Changes in operating assets and liabilities:
Accounts receivable	(2,530)	(7,205)
Inventory	(1,231)	(3,302)
Prepaid expenses and other current assets	(991)	(418)
Accounts payable	(10,340)	12,923
Revenue payable	3,356	5,129
Accrued liabilities	9,221	(5,136)
Net cash provided by operating activities	49,165	9,958

Cash flows from investing activities
Capital expenditures and advances	(224,925)	(131,840)
Cash paid in acquisitions, net of cash received of $0 and $2,500, respectively	(434,322)	(78,523)
Change in deposits	(256)	(5,450)
Proceeds from sales of assets	783	1,824
Net cash used in investing activities	(658,720)	(213,989)

Cash flows from financing activities
Net proceeds from the sale of common stock	148,675	—
Net proceeds from sale of preferred shares	50,883	88,531
Proceeds from sale of Series A Preferred units in Eureka Hunter Holdings	127,393	—
Proceeds from exercise of warrants and options	1,197	19,727
Preferred stock dividend paid	(9,531)	(6,065)
Principal repayments of debt	(466,209)	(119,477)
Proceeds from borrowings on debt	320,000	228,044
Proceeds from borrowings on term loans	21,684	—
Proceeds from issuing Senior Notes	443,971	—
Payment of deferred financing costs	(18,709)	(2,846)
Change in other long-term liabilities	145	310
Net cash provided by financing activities	619,499	208,224

Effect of exchange rate changes on cash	(33)	3
Net increase in cash and cash equivalents	9,911	4,196
Cash and cash equivalents, beginning of period	14,851	554

Cash and cash equivalents, end of period	$24,762	$4,750

Supplemental disclosure of cash flow information
Cash paid for interest	$10,434	$1,619

Non-cash transactions
Common stock issued for acquisitions	$1,902	$345,537
Non-cash consideration received from sale of assets	$7,087	$
Debt assumed in acquisition	$—	$71,895
Exchangeable common stock issued for acquisition of NuLoch Resources	$—	$31,642
Eureka Hunter Series A common units issued for an acquisition	$12,453	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Magnum Hunter Resources Corporation (the “Company” or “Magnum Hunter”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements as reported in the 2011 annual report on Form 10-K, as amended, have been omitted.

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

NOTE 2.  RESTATEMENTS AND OTHER CORRECTIONS

Subsequent to the filing of the Company’s unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2012, the Company determined that share-based compensation expense recorded for the second quarter of 2012 was incorrect. In November 2012, the Company also identified misstatements related to the accounting for the Series A Convertible Preferred Units of Eureka Hunter Holdings, LLC (“Eureka Hunter”) the accounting for debt waiver fees, and an embedded call option.  Accordingly, the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 have been restated to reflect the correction of these errors.

The effects of the restatements and corrections on the Company’s unaudited condensed consolidated statement of income for the three months ended June 30, 2012 are as follows:

		Three Months Ended June 30, 2012
		Adjustments
		(in thousands)
	Previously Reported	Share Based Compensation	Embedded Option	Preferred Stock	Intangible Amortization	Debt Costs and Other	Restated
Depreciation, depletion and accreation	29,991				491		30,482
General and administrative	12,592	3,848					16,440
Interest income	60		2				62
Interest expense	(19,932)					500	(19,432)
Gain (Loss) on derivative contracts	21,867		(203)	(3,560)			18,104
Other income and (expense)	(739)				491	63	(185)
Dividend on Preferred Stock	(7,158)			(1,047)			(8,205)

In November 2012, the Company identified errors affecting the condensed consolidated financial statements as of and for the three months ended March 31, 2012. The errors related to the first quarter impact of the accounting for the Series A Convertible Preferred Units, adjustments to the debt and equity consideration received upon the sale of Hunter Disposal, LLC, the related changes in fair value of the debt and equity consideration (including an embedded call option in the debt instrument), and the presentation of the tax effect of the gain on sale of Hunter Disposal, LLC. The Company does not believe these errors are material to the condensed consolidated financial statements as of and for the three months ended March 31, 2012 individually or in the aggregate. Accordingly, the correction of these errors will be treated as an immaterial correction to the condensed consolidated financial statements for the three months ended March 31, 2012 when such amounts are presented in future periods. In addition, the correction of these errors is included in the year-to-date amounts for the six months ended June 30, 2012 in the accompanying condensed consolidated statement of operations.

The effects of the corrections to the March 31, 2012 condensed consolidated statement of operations individually or in the aggregate for the three months ended March 31, 2012 are as follows:

		Three Months Ended March 31, 2012
		Adjustments
		(in thousands)
	Previously Reported	Embedded Option	Preferred Stock	Tax on Discontinued Operations	Revised
Interest income	7	27			34
Gain (loss) on derivative contracts	(1,415)	308	2,210		1,103
Income Tax Benefit	810			1,482	2,292
Gain (loss) on sale of discontinued operations	4,325	(619)		(1,482)	2,224
Dividend on Preferred Stock	(4,594)		(61)		(4,655)

Presented below are the effects to condensed consolidated statement of operations for the six months ended June 30, 2012 which includes the corrections to the condensed consolidated statement of operations for the three months ended March 31, 2012 and the corrections to the condensed consolidated financial statements for the three months ended June 30, 2012.

		Six Months Ended June 30, 2012
		Adjustments
	Previously Reported	Share Based Compensation	Embedded Option	Preferred Stock	Intangible Amortization	Tax on Discontinued Operations	Debt Costs and Other	Restated*
		(in thousands)
Depreciation, depletion and accreation	56,719				491			57,210
General and administrative	27,791	3,848						31,639
Interest income	67		29					96
Interest expense	(25,316)						500	(24,816)
Gain (Loss) on derivative contracts	20,452		105	(1,350)				19,207
Other income and (expense)	(371)				491		63	183
Income Tax Benefit	3,811					1,482		5,293
Gain (loss) on sale of discontinued operations	4,325		(619)			(1,482)		2,224
Dividend on Preferred Stock	(11,752)			(1,108)				(12,860)

*Includes corrections to condensed concolidated statement of operations for the three months ended March 31, 2012

The effects of the corrections to the condensed consolidated balance sheet as of March 31, 2012 are as follows:

		Three Months Ended March 31, 2012
		Adjustments
	Previously Reported	Embedded Option	Preferred Stock	Revised
		(in thousands)
Derivative asset	9,228	713		9,941
Derivatives and other long term assets	9,845	(997)		8,848
Derivatives and other long term liabilities	13,958		19,930	33,888
Series A convertible Preferred Units	58,132		(22,073)	36,059
Accumalated deficit	(157,122)	(284)	2,143	(155,263)

The effects of the corrections to the condensed consolidated balance sheet as of June 30, 2012 are as follows:

		Three Months Ended June 30, 2012
		Adjustments
	Previously Reported	Share Based Compensation	Embedded Option	Preferred Stock	Intangible Amortization	Debt Costs and Other	Restated
		(in thousands)
Convertible security embedded derivative - current	—		510				510
Deferred financing costs	18,758					500	19,258
Derivatives and other long term assets	11,495		(995)			63	10,563
Commondity and preferred stock embedded derivatives	3,246			46,770			50,016
Series A convertible Preferred Units	127,393			(44,312)			83,081
Additional Paid In capital	725,238	3,848					729,086
Accumalated deficit	(171,737)	(3,848)	(485)	(2,458)		563	(177,965)

The effects of the corrections on the condensed consolidated statement of other comprehensive income (loss) for the three and six months ended June 30, 2012 are as follows:

	Three Months Ended June 30, 2012
	Previously Reported	Adjustments	Restated
Net loss	(7,457)	(7,046)	(14,503)
Net loss attributable to common shareholders	(14,615)	(8,093)	(22,708)
Total comprehensive loss	(11,765)	(7,046)	(18,811)
Loss per common share, basic and diluted	(0.10)	(0.05)	(0.15)

	Six Months Ended June 30, 2012
	Previously Reported	Adjustments	Restated*
Net loss	(19,915)	(5,120)	(25,035)
Net loss attributable to common shareholders	(31,667)	(6,228)	(37,895)
Total comprehensive loss	(20,797)	(5,120)	(25,917)
Loss per common share, basic and diluted	(0.22)	(0.05)	(0.27)

* Includes revisions to the three months ended March 31, 2012

The effects of the corrections on the condensed consolidated statement of cash flows for the six months ended June 30, 2012 are as follows:

	Six Months ended June 30, 2012
	Previously Reported	Share Based Compensation	Embedded Option	Preferred Stock	Debt Costs and Other	Restated*

Net Loss	(19,915)	(3,848)	(485)	(1,350)	563	(25,035)
Share based compensation	8,691	3,848				12,539
Gain on sale of assets	(3,988)		619			(3,369)
Unrealized (gain) loss on derivative contracts	(14,714)		(105)	1,350		(13,469)
Accrued liabilities	9,313		(29)		(63)	9,221
Payment of Deferred financing costs	(18,209)				(500)	(18,709)

* Includes revisions to the three months ended March 31, 2012

The revisions to March 31, 2012 unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2012 are as follows:

	Three Months ended March 31, 2012
	Previously Reported	Embedded Option	Preferred Stock	Revised
Net Loss	(12,458)	(284)	2,149	(10,593)
Gain on sale of assets	(4,051)	619		(3,432)
Unrealized (gain) loss on derivative contracts	2,902	(308)	(2,210)	384

The effects of the corrections on the Company’s disclosure are as follows:

	Three Months Ended June 30, 2012
	Previously reported	Adjustments	Restated
		(in millions)
Share-based compensation expense	$4.1	$3.8	$7.9

	Six Months Ended June 30, 2012
	Previously reported	Adjustments	Restated*
	(in millions)
Share-based compensation expense	$8.7	$3.8	$12.5
Total unrecognized compensation cost	$21.1	$(3.8)	$17.3
Weighted average period to be expensed in years	2.38	(0.09)	2.29
Fair value at the grant date per option	$4.26	$(0.47)	$3.79

Subsequent to the original filing of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012, the Company noted that a non-cash transaction was omitted from the statement of cash flows.  We have revised the condensed consolidated statement of cash flows for the six months ended June 30, 2012 to disclose the non-cash investing and financing activity of Eureka Hunter Holdings, LLC Class A Common units issued for an acquisition.

As a result of the embedded derivatives in the Series A Preferred Shares of Eureka Hunter and the embedded derivative in the promissory note from GreenHunter Energy the Fair Value of Financial Instruments footnote (Note 5) was revised to include disclosures regarding the inputs used to value the embedded derivatives, a roll forward of the instruments from the beginning of the year, and classification of the instruments by ASC 820 hierarchy level.   Likewise, the derivative footnote (note 8) was revised to include the embedded derivative disclosure asset/liability position and the realized/unrealized and quarter to date and year to date gains/losses.

Due to the presentation error correction regarding the net of tax presentation of discontinued operations the gain on sale of discontinued operations was revised in the discontinued operations footnote (Note 6).

Due to the error corrections associated with the gain calculation for the Hunter Disposal, LLC the disclosures associated with the consideration received on the sale were revised in the discontinued operations footnote (Note 6) and the related party footnote (Note 13).

As a result of each of the error corrections the tables in the segment reporting footnote (Note 15) and the condensed consolidating guarantor financial statement footnote (Note 16) were revised.

Subsequent to the original filing of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012, an error was identified where the allocation of cash paid and Class A Common Units issued as consideration in the TransTex acquisition  needed clarification in Note 6 — Acquisitions.

Accordingly, the Company corrected Note 6 — Acquisitions, by reducing cash paid for the acquisition by $753,000 and increase Class A Common Units as consideration by $753,000.

NOTE 3 — LIQUIDITY

At June 30, 2012, we had cash and cash equivalents of $24.8 million, of which $16.6 million was held by Eureka Hunter and was only available for use by Eureka Hunter Holdings, LLC (“Eureka Hunter”), and a working capital deficit of $68.5 million.  For the three months ended June 30, 2012, we had net loss attributable to common shareholders of $22.7 million and an operating loss from continuing operations of $16.0 million, including a $9.0 million impairment of long-lived assets.

We depend on our credit agreements, as described in Note 10, to fund a portion of our operating and capital needs.  Under our senior revolving credit agreement, our borrowing base at June 30, 2012, based upon our proved reserves, was $212.5 million, and our remaining borrowing capacity was $112.5 million on June 30, 2012.  Pursuant to the terms of our senior revolving credit agreement our borrowing base has been increased to $260 million as of August 8, 2012, an increase of $47.5 million.

At June 30, 2012, we were in compliance with all of our covenants contained in our senior revolving credit agreement as described in Note 10.

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

We believe the combination of (i) cash on hand, (ii) cash flow generated from the expected success of prior capital development projects, (iii) debt available under our credit agreements and (iv) our ability to access the capital markets, provide sufficient means to conduct our operations, meet our contractual obligations, including our debt covenant requirements, as amended, and undertake our capital expenditure program for the twelve months ending June 30, 2013.

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Other Comprehensive Income (loss)

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

Impairment

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

Goodwill

Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and the liabilities assumed. The Company assesses the carrying amount of goodwill by testing the goodwill for impairment annually and when impairment indicators arise. Goodwill of $30.6 million was recorded in our midstream segment during 2012 as a result of our acquisition of the assets of TransTex Gas Services, LP, discussed in Note 6, Acquisitions.

Recently Issued Accounting Standards

Accounting standards-setting organizations frequently issue new or revised accounting rules.  We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

In June 2011, the FASB issued an amendment to accounting guidance to update the presentation of comprehensive income in consolidated financial statements.  Under the amended guidance, the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income may be made either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance became effective for us beginning with the quarter ended March 31, 2012, and requires retrospective application to earlier periods presented.  Our condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2012 and 2011 contain the required disclosure.  The implementation of this accounting pronouncement also resulted in increased disclosure in Note 16.

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

NOTE 5 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 2 Classification:

Derivative Instruments

At June 30, 2012 and December 31, 2011, the Company had commodity derivative financial instruments in place.  The Company does not apply hedge accounting; therefore, the changes in fair value subsequent to the initial measurement are recorded as income or expense.  The estimated fair value amounts of the Company’s derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2.  Although the Company’s derivative instruments are valued using public indexes, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.  See Note 8 — Financial Instruments and Derivatives, for additional information.

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

Level 3 Classification:

Preferred Stock Embedded Derivative

The preferred stock embedded derivatives were valued using the “with and without” analysis in a simulation model. The key inputs used in the model were volitility range of 20% to 30%, credit spread range between 15% to 19%, and an initial fair value of Eureka Hunter of $400.0 million.

Convertible Security Embedded Derivative

The Company recognized an embedded derivative asset resulting from the fair value of the bifurcated conversion feature associated with the convertible note received as partial consideration upon the sale of Hunter Disposal, LLC (See note 7). The convertible security embedded derivative was valued using a Black Scholes Model valuation of the conversion option. The key inputs used in the Black Scholes option pricing model were as follows:

June 30,2012
life	5yr
Risk-free interest rate	11.00%
Estimated volitility	40%
Dividend	—
Stock price at end of period	$2.04

The following table presents a reconciliation of the derivative assets and (liabilities) measured at fair value using significant unobservable inputs for the six month period ended June 30, 2012:

	Preferred Stock Embedded Derivative	Convertible Embedded Derivative
Fair value at December 31, 2011	$—	$—
Issurance of embedded derivative	(45,420)	405
Increase in fair value, recognized in other income (expense)	(1,350)	105
Fair value as of June 30, 2012	$(46,770)	$510

The following tables present recurring financial assets and liabilities which are carried at fair value as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements on a Recurring Basis
	June 30, 2012 (In thousands)
	Level 1	Level 2	Level 3

Available for sale securities	$232	$—	$—
Commodity derivatives	$—	$12,971	$—
Convertible security embedded derivatives	—	—	510

Total assets at fair value	$232	$12,971	$510

Commodity derivatives	$—	$3,246	$—
Preferred stock embedded derivatives	—	—	46,770

Total liabilities at fair value	$—	$3,246	$46,770

	Fair Value Measurements on a Recurring Basis
	December 31, 2011 (In thousands)
	Level 1	Level 2	Level 3

Available for sale securities	$497	$—	$—
Commodity derivatives	$—	$6,924	$—

Total assets at fair value	$497	$6,924	$—

Commodity derivatives	$—	$11,912	$—

Total liabilities at fair value	$—	$11,912	$—

NOTE 6 — ACQUISITIONS

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

TransTex Gas Services, LP Asset Acquisition

On April 2, 2012, the Company, through its majority owned subsidiary, Eureka Hunter Holdings, LLC, and its wholly owned subsidiary, Eureka Hunter Acquisition Sub, LLC (now TransTex Hunter, LLC), closed on their purchase of certain assets of TransTex Gas Services, LP under the asset purchase agreement dated March 21, 2012 which resulted in the recognition of approximately $30.6 million in goodwill.  The Company expects all of the goodwill to be deductible for tax purposes.  The purpose of the acquisition is to build midstream assets.  The total purchase price paid for the acquired assets was $58.5 million, comprising $46.0 million in cash and 622,644 Class A Common Units representing membership interests in Eureka Hunter Holdings, LLC with a value of $12.5 million.  The value of the units transferred as partial consideration for the acquisition totaling $12.5 million as of date of acquisition was determined utilizing a discounted future cash flow analysis.  As a result of this transaction, the company recorded a noncontrolling interest in this subsidiary.  The preliminary valuations of the assets acquired are set forth below.

The following table summarizes the purchase price and the fair values of the net assets acquired at the date of acquisition as determined as of June 30, 2012 (in thousands):

Fair value of total purchase price:
Cash	$46,047
Series A Common Units	12,453
Total	$58,500

Amounts recognized for assets acquired and liabilities assumed:
Working Capital	$525
Equipment and other fixed assets	15,575
Other assets	1,306
Goodwill	30,602
Other Intangibles	10,492
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

The following unaudited summary, prepared on a pro forma basis, presents the preliminary results of operations for the three and six month periods ended June 30, 2012, and 2011, as if the acquisitions of the Eagle Operating assets, the Utica Shale assets, the Baytex Energy USA assets, the TransTex Gas Services assets and the transactions involving the issuance of Eureka Hunter Holdings, LLC 8% Series A Preferred Units (See Note 12 — Shareholders’ Equity) had occurred as of the beginning of 2011.  The pro forma information includes the effects of adjustments for operating income and expense, interest expense, depreciation and depletion expense, and dividend expense.  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per-share data)
Total operating revenue	$65,083	$43,912	$131,047	$85,273
Total operating costs and expenses	79,926	66,868	156,613	108,520
Operating loss	(14,843)	(22,956)	(25,566)	(23,247)
Interest expense and other	(4,154)	(9,917)	(10,913)	(23,458)
Net loss attributable to Magnum Hunter	(18,997)	(32,873)	(36,479)	(46,705)
Dividends on preferred stock	(10,519)	(5,593)	(15,151)	(10,337)
Net loss attributable to common stock holders	$(29,516)	$(38,466)	$(51,630)	$(57,042)
Loss per common share, basic and diluted	$(0.16)	$(0.26)	$(0.31)	$(0.44)

NOTE 7 — DISCONTINUED OPERATIONS

On February 17, 2012, the Company, through its wholly owned subsidiary, Triad Hunter, LLC, sold 100% of the equity ownership interest of Hunter Disposal, LLC, for total consideration of $9.3 million comprising cash of $2.2 million, 1,846,722 restricted common shares of GreenHunter Energy, Inc., valued at $2.6 million based on a closing price of $1.79 per share, discounted for restrictions, 88,000 shares of GreenHunter Energy, Inc. 10% Series C Preferred Stock, valued at $1.9 million based on a stated value of $25 per share, and a promissory note of $2.2 million which is convertible, at the option of the Company, into 880,000 shares of GreenHunter Energy common stock based on the conversion price of $2.50 per share.  The Company has recognized an embedded derivative asset resulting from the conversion option on the convertible promissory note with fair market value of $405,000.  The cash proceeds from the sale were adjusted downward to $783,000 for changes in working capital to reflect the effective date of the sale of December 31, 2011.  GreenHunter Energy is a related party as described in Note 13.  The operating results of Hunter Disposal, LLC, for the six months ended June 30, 2012 and the three and six months ended June 30, 2011, have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012 (Restated)	Six Months Ended June 30, 2011
	(in thousands)
Field operations and other revenue	$2,808	$2,400	$3,591
Operating expenses	(1,582)	(2,047)	(2,100)
Other income (expense)	(6)	1	(11)
Gain on sale of discontinued operations, net of tax	—	2,224	—
Income from discontinued operations	$1,220	$2,578	$1,480

NOTE 8 — DERIVATIVES

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

At June 30, 2012, the Company has preferred stock derivative liabilities resulting from certain converison features, redemption options, and other features of our Series A Convertible Preferred Units of Eureka Hunter Holdings, LLC. See Note 12 for additional information.

At June 30, 2012, the Company also has a convertible security embedded derivative asset primarily due to the converison feature of the promissory note received as partial consideration in the sale of Hunter Disposal.

The following table summarizes the fair value of our derivative contracts as of the dates indicated:

		Gross Derivative Assets		Gross Derivative Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Classification	June 30, 2012 (Restated)	December 31, 2011	June 30, 2012 (Restated)	December 31, 2011
		(in thousands)
Commodity
	Current Assets - Derivatives	$10,971	$5,732	$—	$—
	Derivatives and Other Long Term Assets	2,001	1,192	—	—
	Derivative and other Current Liabilities	—	—	—	(5,800)
	Derivative and other Long Term Liabilities	—	—	(3,246)	(6,112)
Total Commodity		$12,972	$6,924	$(3,246)	$(11,912)

Financial
	Convertible Security embedded derivative	$510	$—	$—	$—

	Commodity and preferred stock embedded derivatives	—	—	46,770	—
Total financial		$510	$—	$46,770	$—

	Three Months Ended June 30, 2012 (in thousands) (Restated)	Six Months Ended June 30, 2012 (in thousands) (Restated)
Realized gain	$4,251	$5,738
Unrealized gain	13,853	13,469
Net gain	$18,104	$19,207

	Three Months Ended June 30, 2011 (in thousands)	Six Months Ended June 30, 2011 (in thousands)
Realized loss	$(517)	$(508)
Unrealized gain (loss)	3,185	(166)
Net gain (loss)	$2,668	$(674)

NOTE 9 — ASSET RETIREMENT OBLIGATIONS

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

NOTE 10 — NOTES PAYABLE

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

NOTE 11 — SHARE BASED COMPENSATION

Under the amended and restated 2006 Stock Incentive Plan, our common stock, common stock options, and stock appreciation rights may be granted to employees and other persons who contribute to the success of Magnum Hunter.  Currently, 20,000,000 shares of our common stock are authorized to be issued under the plan, and 3,158,143 shares have been issued as of June 30, 2012.

We recognized share-based compensation expense of $7.9 million and $12.5 (as restated) million for the three and six months ended June 30, 2012, and we recognized $10.7 million and $12.0 million for the three and six months ended June 30, 2011.

A summary of common stock option and stock appreciation rights activity for the six months ended June 30, 2012 is presented below:

		Weighted Avg
	Shares	Exercise Price
Outstanding at beginning of period	12,566,199	$5.64
Granted	4,769,250	$6.08
Exercised	(841,200)	$1.40
Cancelled	(744,848)	$7.51
Outstanding at end of period	15,749,401	$5.91
Exercisable at end of period	9,017,777	$5.86

A summary of the Company’s non-vested common stock options and stock appreciation rights as of June 30, 2012 is presented below.

Non-vested Common Stock Options	Shares
Non-vested at beginning of period	5,650,782
Granted	4,769,250
Vested	(3,085,560)
Cancelled	(596,598)
Non-vested at end of period	6,737,874

Total unrecognized compensation cost related to the non-vested common stock options was $17.3 million and $21.8 million as of June 30, 2012 and 2011, respectively.  The cost at June 30, 2012, is expected to be recognized over a weighted-average period of 2.29 years.  At June 30, 2012, the aggregate intrinsic value for common stock options was $5.3 million, the weighted average remaining contract life was 6.58 years, and the average fair value at the grant date of the options was $3.79 per option.

The assumptions used in the fair value method calculation for the six months ended June 30, 2012 are disclosed in the following table:

Six Months Ended
June 30, 2012 (1) (Restated)
Weighted average value per common stock option granted during the period (2)	$3.79
Assumptions (3):
Weighted average stock price volatility	82.90%
Weighted average risk free rate of return	0.77%
Weighted average expected term	4.53 years

(1)   Our estimated future forfeiture rate is zero.

(2)   Calculated using the Black-Scholes fair value based method for service and performance based grants.

(3)   We have not paid dividends on our common stock.

Total unrecognized compensation cost related to non-vested, restricted shares amounted to $561,000 and $973,000 as of June 30, 2012 and 2011, respectively.  The cost at June 30, 2012, is expected to be recognized over a weighted-average period of 1.42 years.

NOTE 12 — SHAREHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2012, the Company issued 62,679 shares of the Company’s common stock in connection with share-based compensation which had fully vested to senior management and directors of the Company.

On March 30, 2012, the Company issued 296,859 restricted shares of the Company’s common stock valued at approximately $1.9 million based on a price of $6.41 per share as partial consideration for the acquisition of the assets of Eagle Operating.  See Note 6 — Acquisitions for additional information.

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

Series D Cumulative Preferred Stock

During the six months ended June 30, 2012, the Company sold 1,108,749 shares of our 8.0% Series D Cumulative Perpetual Preferred Stock with a liquidation preference of $50.00 per share under the At the Market (“ATM “) sales agreement at an average price of $48.52 for net proceeds of $50.9 million net of underwriting and offering costs of $1.4 million.  The Series D Preferred Stock cannot be converted into common stock of the Company but may be redeemed by the Company, at the Company’s option, on or after March 14, 2014 for par value or $50.00 per share or in certain circumstances, prior to such date as a result of a change in control.

Convertible Redeemable Preferred Units (RESTATED)

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

During the six months ended June 30, 2012, Eureka Hunter Holdings, LLC (“Eureka Holdings”) sold 6,590,000 Series A Convertible Preferred Units of Eureka Holdings, a majority-owned subsidiary of the Company, to Ridgeline Midstream Holdings, LLC (“Ridgeline”), an affiliate of ArcLight Capital Partners, LLC Pursuant to the Unit Purchase Agreement, for net proceeds of $129.5 million, net of transaction costs.  The preferred units sold represent 31.7% of the ownership of Eureka Holdings on a basis as converted to Class A Common Units of Eureka Holdings.  Eureka Holdings will pay cumulative distributions quarterly on the Series A Preferred Units at a fixed rate of 8% per annum of the initial liquidation preference.  The distribution rate is increased to 10% if any distribution is not paid when due.  The Board of Directors of Eureka Holdings may elect to pay up to 75% of the dividends owed during the period from March 21, 2012 through March 21, 2013 in the form of “paid-in-kind” units and up to 50% during the period from June 30, 2013 through March 31, 2014.  The Series A Preferred Units can be converted into Class A Common Units of Eureka Holdings upon demand by Ridgeline at any time or by Eureka Holdings upon the consummation of a qualified initial public offering, provided that Eureka Holdings converts no less than 50% of the Preferred Units into Common Units at that time.  The conversion rate is 1:1, which may be adjusted from time to time based upon certain anti-dilution and other provisions.  The Eureka Holdings can redeem all outstanding Series A Preferred units at their liquidation preference, which involves a 20% IRR hurdle, any time after March 21, 2017.  Holders of the Series A Preferred units can force redemption of all outstanding Series A Preferred units any time after March 21, 2020, at a redemption rate equal to the higher of the as-converted value and an 8% internal investment rate of return calculation.  The Eureka Holdings Series A Convertible Preferred units are recorded as temporary equity because a forced redemption by the holders of the preferred units is outside the control of Eureka Hunter Holdings.

We have evaluated the Eureka Holdings Series A Convertible Preferred Units and determined that they should be considered a “debt host.” This evaluation is necessary to determine if any embedded features require bifurcation and, therefore, would be required to be accounted for separately as a derivative liability. Our analysis followed the “whole instrument approach,” which compares an individual feature against the entire preferred instrument that includes that feature. Our analysis was based on a consideration of the economic characteristics and risks of the preferred unit and, more specifically, evaluated all of the stated and implied substantive terms and features of such unit, including (1) whether the preferred unit included redemption features; (2) how and when any redemption features could be exercised; (3) whether the holders of preferred unit were entitled to dividends; (4) the voting rights of the preferred unit; and (5) the existence and nature of any conversion rights. As a result of our determination that the preferred unit is an “debt host,” we determined that the embedded conversion option, redemption options and other features of the preferred units do require bifurcation and separate accounting as embedded derivatives. The fair value of the embedded features were determined to be $22.1 million, $15.4 million, and $7.9 million at the issuance dates of March 21, 2012, April 2, 2012, June 20, 2012, respectively, which were bifurcated from the issuance values of the Series A Convertible Preferred Units and presented in long term liabilities. The fair value of this embedded feature was determined to be $46.8 million in aggregate at June 30, 2012.

NOTE 13 — RELATED PARTY TRANSACTIONS

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

During the six months ended June 30, 2012, Eagle Ford Hunter, Triad Hunter, and Hunter Disposal, LLC, wholly owned subsidiaries of the Company, rented storage tanks for disposal water and equipment from GreenHunter Energy, Inc.  Rental costs totaled $316,000 and approximately $631,000 for the three and six months ended June 30, 2012, respectively, and $0 for the three and six months ended June 30, 2011.  As of June 30, 2012, our net accounts payable to GreenHunter Energy, Inc. was $754,000 for these leases.

On February 17, 2012, the Company sold its wholly-owned subsidiary, Hunter Disposal, LLC, to GreenHunter Water, LLC, a wholly-owned subsidiary of GreenHunter Energy, Inc.  The terms and conditions of the equity purchase agreement between the parties were approved by the audit committee or an independent special committee for each party.  Total consideration for the sale was approximately $9.3 million comprising $2.2 million in cash, 1,846,722 shares of GreenHunter restricted common stock with a fair value of $2.6 million based on a closing price of $1.79 per share discounted for restrictions, 88,000 shares of GreenHunter Energy, Inc. 10% Series C cumulative preferred stock with a stated value of $2.2 million and fair market value of $1.9 million, and a $2.2 million convertible promissory note due to the Company.  The Company has recognized an embedded derivative asset resulting from the conversion option on the convertible promissory note with fair value of $405,000.  In connection with the sale, Triad Hunter, LLC, entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity in Kentucky, Ohio, and West Virginia and a five-year tank rental agreement with GreenHunter Water, LLC.  See Note 7 — Discontinued Operations for additional information.

Mr. Evans, our Chairman and Chief Executive Officer, is a 4.0% limited partner in TransTex Gas Services, LP, which limited partnership received consideration of 622,641 Class A common units of Eureka Hunter Holdings, LLC, and cash of $46.0 million upon the Company’s acquisition of certain of its assets.  In addition, Eureka Hunter and TransTex agreed to provide the limited partners of TransTex the opportunity to purchase additional Class A common units in lieu of a portion of the cash distribution they would otherwise have received.  Certain limited partners purchased such units, including Mr. Evans, who purchased 27,641 Class A common units of Eureka Hunter Holdings, LLC, for $553,000 at the same purchase price offered to all TransTex investors.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

We had no material changes to our commitments and contingencies for the six month period ended June 30, 2012.

NOTE 15 — SEGMENT REPORTING (RESTATED)

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

The following tables set forth operating activities by segment for the three and six months ended June 30, 2012 and 2011, respectively.

	For the Three Months Ended June 30, 2012
	(in thousands)
	Corporate Unallocated	U.S. Upstream	Canadian Upstream	Midstream	Oilfield Services	Intersegment Eliminations	Total
Oil and gas sales	$—	$46,209	$7,473	$—	$—	$—	$53,682
Gas gathering and processing	—	1,343	—	3,466	—	—	4,809
Oilfield services	—	—	—	—	1,391	(434)	957
Gas marketing	—	—	—	733	—	—	733
Other	—	104	1	14	—	—	119
Total revenue	—	47,656	7,474	4,213	1,391	(434)	60,300
Lease operating expenses	—	11,866	901	—	—	(782)	11,985
Severance taxes and marketing	—	3,252	560	—	—	—	3,812
Exploration	—	387	(2)	—	—	—	385
Gas gathering and processing	—	640	—	1,258	—	348	2,246
Oilfield services	—	—	—	—	1,219	—	1,219
Gas marketing	—	—	—	713	—	—	713
Impairment of oil & gas properties	—	5,443	3,580	—	—	—	9,023
Depreciation, depletion, and accretion	—	24,244	4,799	1,190	249	—	30,482
General and administrative	11,075	2,868	1,620	795	82	—	16,440
Total expenses	11,075	48,700	11,458	3,956	1,550	(434)	76,305
Interest income	55	3	767	—	—	(763)	62
Interest expense	(17,502)	(893)	—	(1,725)	(75)	763	(19,432)
Gain (loss) on derivative contracts	21,867	105	—	(3,868)	—	—	18,104
Other income and (expense)	—	(183)	—	(2)	—	—	(185)
Total other income and expense	4,420	(968)	767	(5,595)	(75)	—	(1,451)
Income (loss) from continuing operations before non-controlling interest	(6,655)	(2,012)	(3,217)	(5,338)	(234)	—	(17,456)
Income tax benefit	—	2,206	795	—	—	—	3,001
Net income attributable to non-controlling interest	—	(48)	—	—	—	—	(48)
Net loss	$(6,655)	$146	$(2,422)	$(5,338)	$(234)	$—	$(14,503)

	For the Three Months Ended June 30, 2011
	(in thousands)
	Corporate		Canadian		Oilfield	Intersegment
	Unallocated	U.S. Upstream	Upstream	Midstream	Services	Eliminations	Total
Oil and gas sales	$—	$24,990	$1,056	$—	$—	$—	$26,046
Gas gathering and processing	—	364	—	271	—	—	635
Oilfield services	—	—	—	—	1,764	(553)	1,211
Other	—	119	—	1,512	9	—	1,640
Total revenue	—	25,473	1,056	1,783	1,773	(553)	29,532
Lease operating expenses	—	6,502	328	—	—	(268)	6,562
Severance taxes and marketing	—	1,801	—	—	—	—	1,801
Exploration	—	358	—	—	—	—	358
Gas gathering and processing	—	—	—	75	—	—	75
Oilfield services	—	316	—	—	1,538	(284)	1,570
Depreciation, depletion, and accretion	—	9,509	681	437	107	—	10,734
General and administrative	20,800	2,197	406	122	115	—	23,640
Total expenses	20,800	20,683	1,415	634	1,760	(552)	44,740
Interest income	—	1	513	—	—	(513)	1
Interest expense	(3,775)	(598)	(28)	—	(32)	511	(3,922)
Gain (loss) on derivative contracts	2,668	—	—	—	—	—	2,668
Other income and (expense)	—	84	4	—	—	—	88
Total other income and (expense)	(1,107)	(513)	489	—	(32)	(2)	(1,165)
Income (loss) from continuing operations before income taxes and non-controlling interest	(21,907)	4,277	130	1,149	(19)	(3)	(16,373)
Income tax benefit (expense)	—	229	(32)	—	—	—	197
Net income attributable to non controlling interest	—	(84)	—	—	—	—	(84)
Net income (loss) from continuing operations	(21,907)	4,422	98	1,149	(19)	(3)	(16,260)
Income from discontinued operations	—	—	—	—	1,220	—	1,220
Net income (loss)	$(21,907)	$4,422	$98	$1,149	$1,201	$(3)	$(15,040)

	For the Six Months Ended June 30, 2012
	(in thousands)
	Corporate Unallocated	U.S. Upstream	Canadian Upstream	Midstream	Oilfield Services	Intersegment Eliminations	Total
Oil and gas sales	$—	$88,328	$16,526	$—	$—	$—	$104,854
Gas gathering and processing	—	2,819	—	4,627	—	—	7,446
Oilfield services	—	—	—	—	6,260	(1,645)	4,615
Gas marketing	—	—	—	733	—	—	733
Other	—	106	1	17	(276)	—	(152)
Total revenue	—	91,253	16,527	5,377	5,984	(1,645)	117,496
Lease operating expenses	—	22,640	2,231	—	—	(1,645)	23,226
Severance taxes and marketing	—	6,337	1,198	—	—	—	7,535
Exploration	—	730	—	—	—	—	730
Gas gathering and processing	—	1,358	—	1,378	—	—	2,736
Oilfield services	—	—	—	—	3,567	—	3,567
Gas marketing	—	—	—	713	—	—	713
Impairment of oil & gas properties	—	14,114	3,580	—	—	—	17,694
Depreciation, depletion, and accretion	—	45,486	9,618	1,658	448	—	57,210
General and administrative	21,898	6,188	2,313	1,107	133	—	31,639
Total expenses	21,898	96,853	18,940	4,856	4,148	(1,645)	145,050
Interest income	55	31	1,536	—	—	(1,526)	96
Interest expense	(21,495)	(1,681)	(1)	(3,007)	(158)	1,526	(24,816)
Gain (loss) on derivative contracts	20,452	105	—	(1,350)	—	—	19,207
Other income and (expense)	—	186	(1)	(2)	—	—	183
Total other income and expense	(988)	(1,359)	1,534	(4,359)	(158)	—	(5,330)
Income (loss) from continuing operations before non-controlling interest	(22,886)	(6,959)	(879)	(3,838)	1,678	—	(32,884)
Income tax benefit	—	5,080	213	—	—	—	5,293
Net income attributable to non-controlling interest	—	(22)	—	—	—	—	(22)
Net income (loss) from continuing operations	(22,886)	(1,901)	(666)	(3,838)	1,678	—	(27,613)
Income from discontinued operations	—	—	—	—	354	—	354
Gain on sale of discontinued operations	—	2,224	—	—	—	—	2,224
Net loss	$(22,886)	$323	$(666)	$(3,838)	$2,032	$—	$(25,035)

	For the Six Months Ended June 30, 2011 (in thousands)
	Corporate		Canadian		Oilfield	Intersegment
	Unallocated	U.S. Upstream	Upstream	Midstream	Services	Eliminations	Total
Oil and gas sales	$—	$38,951	$1,056	$—	$—	$—	$40,007
Gas gathering and processing	—	646	—	572	—	—	1,218
Oilfield services	—	—	—	—	2,708	(1,504)	1,204
Other	—	119	—	1,512	9	—	1,640
Total revenue	—	39,716	1,056	2,084	2,717	(1,504)	44,069
Lease operating expenses	—	9,656	328	—	—	(425)	9,559
Severance taxes and marketing	—	2,796	—	—	—	—	2,796
Exploration	—	673	—	—	—	—	673
Gas gathering and processing	—	—	—	176	—	—	176
Oilfield services	—	685	—	—	2,637	(1,079)	2,243
Depreciation, depletion, and accretion	—	14,437	681	873	211	—	16,202
General and administrative	26,876	2,677	406	229	235	—	30,423
Total expenses	26,876	30,924	1,415	1,278	3,083	(1,504)	62,072
Interest income	3	1	513	—	—	(513)	4
Interest expense	(4,518)	(603)	(28)	—	(67)	511	(4,705)
Gain (loss) on derivative contracts	(674)	—	—	—	—	—	(674)
Other income and (expense)	—	84	4	—	—	—	88
Total other income and (expense)	(5,189)	(518)	489	—	(67)	(2)	(5,287)
Income (loss) from continuing operations before income taxes and non-controlling interest	(32,065)	8,274	130	806	(433)	(2)	(23,290)
Income tax benefit (expense)	—	229	(32)	—	—	—	197
Net income attributable to non-controlling interest	—	(117)	—	—	—	—	(117)
Net income (loss) from continuing operations	(32,065)	8,386	98	806	(433)	(2)	(23,210)
Income from discontinued operations	—	—	—	—	1,480	—	1,480
Net income (loss)	$(32,065)	$8,386	$98	$806	$1,047	$(2)	$(21,730)

NOTE 16 — CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

The Company and certain of its wholly-owned subsidiaries, Eagle Ford Hunter, Inc., Triad Hunter, LLC, NGAS Hunter, LLC, Magnum Hunter Production, Inc., Williston Hunter ND, LLC, Williston Hunter, Inc. and Bakken Hunter, LLC (collectively, “Guarantor Subsidiaries”), may fully and unconditionally guarantee the obligations of the Company under any debt securities that it may issue pursuant to a universal shelf registration statement, on a joint and several basis, on Form S-3.  In the third quarter of 2012, the Company revised its condensed consolidating balance sheet for the year ended December 31, 2011, to correct the presentation of Guarantor and non Guarantor shareholders' equity and the corresponding impact to investment in subsidiaries in the Magnum Hunter Resources Corporation column.  The impact of this revision to the Guarantor Subsidiaries and Magnum Hunter Resources Corporation is an increase of equity and investment in subsidiaries of approximately $45.3 million and $32.2 million, respectively, for the year ended December 31, 2011.  Management concluded the revision was not material to the related financial statements.

Condensed consolidating financial information for Magnum Hunter Resources Corporation, the Guarantor Subsidiaries and the other subsidiaries of the Company (the “Non Guarantor Subsidiaries”) as of June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011, was as follows:

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Balance Sheets

(in thousands)

	As of June 30, 2012
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
ASSETS
Current assets	$28,884	$42,232	$29,942	$577	$101,635
Intercompany accounts receivable	823,506	—	—	(823,506)	—
Property and equipment (using successful efforts accounting)	12,646	1,268,663	352,246	—	1,633,555
Investment in subsidiaries	468,475	64,909	185,292	(718,676)	—
Other assets	18,110	7,084	45,230	—	70,424
Total Assets	$1,351,621	$1,382,888	$612,710	$(1,541,605)	$1,805,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$34,249	$110,365	$25,071	$456	$170,141
Intercompany accounts payable	—	497,959	325,547	(823,506)	—
Long-term liabilities	552,498	97,297	123,550	—	773,345
Redeemable preferred stock	100,000	—	83,081	—	183,081
Shareholders’ equity	664,874	677,267	55,461	(718,555)	679,047
Total Liabilities and Stockholders’ Equity	$1,351,621	$1,382,888	$612,710	$(1,541,605)	$1,805,614

	As of December 31, 2011
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$25,401	$39,927	$12,341	$—	$77,669
Intercompany accounts receivable	602,773	—	—	(602,773)	—
Property and equipment (using successful efforts accounting)	13,288	724,288	337,558	—	1,075,134
Investment in subsidiaries	212,273	45,310	126,655	(384,238)	—
Other assets	9,152	3,838	2,967	—	15,957
Total Assets	$862,887	$813,363	$479,521	$(987,011)	$1,168,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	21,111	114,462	32,102	—	$167,675
Intercompany accounts payable	—	241,339	361,434	(602,773)	—
Long-term liabilities	253,319	93,925	63,189	—	410,433
Redeemable preferred stock	100,000	—	—	—	100,000
Shareholders’ equity	488,457	363,637	22,796	(384,238)	490,652
Total Liabilities and Shareholders’ Equity	$862,887	$813,363	$479,521	$(987,011)	$1,168,760

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Operations

(in thousands)

	For the Three Months Ended June 30, 2012
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$254	$52,579	$7,901	$(434)	$60,300
Expenses	7,170	53,597	17,423	(434)	77,756

Loss from continuing operations before equity in net income of subsidiary	(6,916)	-1,018	-9,522	—	(17,456)
Equity in net loss of subsidiary	(6,757)	—	—	6,757	—

Net (loss) from continuing operations before income taxes and non-controlling interest	(13,673)	-1,018	-9,522	6,757	(17,456)

Income tax benefit	—	3,598	(597)	—	3,001
Net income attributable to non-conrolling interest	—	—	(48)	—	(48)
Net income (loss) attributable to Magnum Hunter Resources Corporation	(13,673)	2,580	(10,167)	6,757	(14,503)

Dividends on preferred stock	(4,790)	—	(3,415)	—	(8,205)

Net income (loss) attributable to common shareholders	$(18,463)	$2,580	$(13,582)	$6,757	$(22,708)

	For the Three Months Ended June 30, 2011
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$319	$21,747	$8,019	$(553)	$29,532
Expenses	22,412	17,352	6,692	(551)	45,905

Income (loss) from continuing operations before equity in net income of subsidiary	(22,093)	4,395	1,327	(2)	(16,373)
Equity in net income of subsidiary	7,055	—	—	(7,055)	—

Net income (loss) from continuing operations before income taxes and non-controlling interest	(15,038)	4,395	1,327	(7,057)	(16,373)

Income tax benefit	—	—	197		197
Net income attributable to non-conrolling interest	—	—	(84)	—	(84)
Net income (loss) attributable to Magnum Hunter Resources Corporation from continuing operations	(15,038)	4,395	1,440	(7,057)	(16,260)

Income from discontinued operations	—	1,220	—	—	1,220
Net income (loss)	(15,038)	5,615	1,440	(7,057)	(15,040)

Dividends on preferred stock	(3,457)	—	—	—	(3,457)

Net income (loss) attributable to common shareholders	$(18,495)	$5,615	$1,440	$(7,057)	$(18,497)

	For the Six Months Ended June 30, 2012
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated

Revenues	$466	$86,598	$32,077	$(1,645)	$117,496
Expenses	23,948	93,110	34,967	(1,645)	150,380

Loss from continuing operations before equity in net income of subsidiary	(23,482)	(6,512)	(2,890)	—	(32,884)
Equity in net income of subsidiary	(5,029)	—	—	5,029	—

Net income (loss) from continuing operations before income taxes and non-controlling interest	(28,511)	(6,512)	(2,890)	5,029	(32,884)

Income tax benefit	—	5,080	213	—	5,293
Net income attributable to non-conrolling interest	—	—	(22)	—	(22)
Net income (loss) attributable to Magnum Hunter Resources Corporation from continuing operations	(28,511)	(1,432)	(2,699)	5,029	(27,613)

Income from discontinued operations	—	354	—	—	354
Gain on sale of discontinued operations	—	2,224	—	—	2,224
Net income (loss)	(28,511)	1,146	(2,699)	5,029	(25,035)

Dividends on preferred stock	(9,384)	—	(3,476)	—	(12,860)

Net income (loss) attributable to common stockholders	$(37,895)	$1,146	$(6,175)	$5,029	$(37,895)

	For the Six Months Ended June 30, 2011
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$615	$33,862	$11,096	$(1,504)	$44,069
Expenses	32,882	25,713	10,267	(1,503)	67,359

Income (loss) from continuing operations before equity in net income of subsidiary	(32,267)	8,149	829	(1)	(23,290)
Equity in net income of subsidiary	10,539	—	—	(10,539)	—

Net income (loss) from continuing operations before income taxes and non-controlling interest	(21,728)	8,149	829	(10,540)	(23,290)

Income tax benefit	—	—	197		197
Net income attributable to non-conrolling interest	—	—	(117)	—	(117)
Net income (loss) attributable to Magnum Hunter Resources Corporation from continuing operations	(21,728)	8,149	909	(10,540)	(23,210)

Income from discontinued operations	—	1,480	—	—	1,480
Net income (loss)	(21,728)	9,629	909	(10,540)	(21,730)

Dividends on preferred stock	(6,065)	—	—	—	(6,065)

Net income (loss) attributable to common shareholders	$(27,793)	$9,629	$909	$(10,540)	$(27,795)

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
(in thousands)

	For the Six Months Ended June 30, 2012
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities	$(478,941)	$551,288	$(23,182)	$—	$49,165
Cash flow from investing activities	(361)	(550,926)	(107,433)	—	(658,720)
Cash flow from financing activities	475,668	(1,864)	145,695	—	619,499

Effect of exchange rate changes on cash	—	—	(33)	—	(33)
Net increase (decrease) in cash	(3,634)	(1,502)	15,047	—	9,911
Cash at beginning of period	18,758	(6,573)	2,666	—	14,851

Cash at end of period	$15,124	$(8,075)	$17,713	$—	$24,762

	For the Six Months Ended June 30, 2011
					Magnum Hunter
	Magnum Hunter				Resources
	Resources	Guarantor	Non Guarantor		Corporation
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities	$(109,839)	$87,677	$32,120	$—	$9,958
Cash flow from investing activities	(94,296)	(88,113)	(31,580)	—	(213,989)
Cash flow from financing activities	208,397	124	(297)	—	208,224

Effect of exchange rate changes on cash	—	—	3	—	3
Net increase (decrease) in cash	4,262	(312)	246	—	4,196
Cash at beginning of period	1,556	(1,094)	92	—	554

Cash at end of period	$5,818	$(1,406)	$338	$—	$4,750

NOTE 17 — INTANGIBLE ASSETS

Intangible assets consist primarily of the assigned fair value associated with the acquired gas gathering and processing contracts and customer relationships in the TransTex Gas Services, LP acquisition.

The following table summarizes our intangible assets:

	June 30,	December 31,
	2012	2011
	(in thousands)
Intangible Assets	$—	$—
Additions	10,492	—
Total intangible assets	$10,492	$—
Accumulated amortization	(491)	—
Intangible Assets, net	$10,001	$—

NOTE 18 — SUBSEQUENT EVENTS

We sold an additional 348,645 shares of our Series D Cumulative Perpetual Preferred Stock at prices ranging from $43.80 per share to $45.06 per share for net proceeds of approximately $15.1 million, net of underwriting and offering costs of $0.3 million pursuant to our ATM sales agreement subsequent to June 30, 2012, through the date of this report.  There are a total of 2,894,952 shares of Series D Preferred Stock outstanding as of the date of this report.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Oil and gas revenue and production	2012	2011	2012	2011
Revenues (in thousands)
Oil – US	$35,300	$16,437	$61,760	$26,780
Oil – Canada	7,357	866	16,295	866
Gas – US	9,297	7,516	23,086	11,135
Gas – Canada	114	184	224	184
NGLs – US	1,612	1,037	3,482	1,036
NGLs – Canada	2	6	7	6
Total oil and gas sales	$53,682	$26,046	$104,854	$40,007

Production
Oil (mbbls) – US	398	170	668	290
Oil (mbbls) – Canada	92	9	186	9
Gas (mmcfs) – US	3,828	1,413	8,225	2,116
Gas (mmcfs) – Canada	60	55	125	55
NGL (mboe) – US	44	26	85	26
NGL (mboe) – Canada	—	—	—	—
Total (mboe)	1,182	450	2,330	687
Total (boe/d)	12,984	4,947	12,804	3,795

Average prices
Oil (per bbl) – US	$88.71	$96.56	$92.55	$92.45
Oil (per bbl) – Canada	80.49	93.79	87.38	93.79
Gas (per mcf) – US	2.43	5.32	2.81	5.26
Gas (per mcf) –Canada	1.89	3.35	1.80	3.35
NGL (per boe) – US	36.63	39.91	41.12	39.91
NGL (per boe) – Canada	20.79	36.81	28.84	36.81
Total average price (per boe)	$45.43	$57.85	$44.99	$58.25

Costs and expenses (per boe)
Lease operating expense	$10.14	$14.58	$9.97	$13.92
Severance tax and marketing	3.23	4.00	3.23	4.07
Exploration expense	0.33	0.80	0.31	0.98
General and administrative expense (see Footnote 1 below)	13.91	52.51	13.58	44.29
Depletion, depreciation and accretion	25.80	23.84	24.55	23.59

Midstream and oilfield service segments (in thousands)
Oilfield services segment revenue	$1,391	$1,773	$5,984	$2,717
Midstream operations segment revenue	4,213	1,783	5,377	2,084
Oilfield services segment expense	1,550	1,760	4,148	3,083
Midstream operations segment expense	3,466	634	4,366	1,278

(1)  General and administrative expense includes:

(i) acquisition related expenses of $1.8 million for the three months in 2012 ($1.56 per boe) and $6.1 million ($13.54 per boe) for the three months in 2011,

(ii) acquisition related expenses of $2.6 million ($1.10 per boe) for the six months in 2012 and $7.8 million ($11.40 per boe) for the six months in 2011,

(iii) non-cash stock compensation of $7.8 million ($6.70 per boe) for the three months in 2012 and $10.6 million ($23.61 per boe) for the three months in 2011, and

(iv) non-cash stock compensation of $12.5 million ($5.38 per boe) for the six months in 2012 and $12.0 million ($17.49 per boe) for the six months in 2011.

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

Depletion, depreciation and accretion.  Our depletion, depreciation and accretion expense (“DD&A”)  increased $19.7 million, or 184%, to $30.5 million for the three months ended June 30, 2012, from $10.7 million for the three months ended June 30, 2011 due to increased production in the 2012 period described above.  Our DD&A per Boe increased by $1.96, or 8%, to $25.80 per Boe for the three months ended June 30, 2012, compared to $23.84 per Boe for the three months ended June 30, 2011.  The increase in DD&A per Boe was primarily attributable to the higher cost to drill and equip our new Eagle Ford, Marcellus, and Bakken Shale wells, which require horizontal drilling and more expensive completion techniques than traditional, vertically-drilled wells.

General and administrative.  Our general and administrative expenses (“G&A”) decreased $7.2 million, or 30%, to $16.4 million ($13.91 per Boe) for the three months ended June 30, 2012, from $23.6 million ($52.51 per Boe) for the three months ended June 30, 2011.  G&A decreased overall during the 2012 period primarily due to decreases in share based compensation expense and consulting expense of the Company from the second quarter of 2011 through the second quarter of 2012.  Non-cash stock compensation totaled approximately $7.9 million ($6.70 per Boe) and $10.6 million ($23.61 per Boe) for the three months ended June

30, 2012 and 2011, respectively.  The three months ended June 30, 2012 also included transaction costs of $1.8 million ($1.56 per Boe) related to the acquisitions of assets in the North Dakota region done in the three months ended June 30, 2012.  The three months ended June 30, 2011, included acquisition related costs of approximately $6.1 million ($13.54 per Boe) which were for legal, consulting and other costs related to the acquisition of NGAS and NuLoch which closed in April and May of 2011, respectively.  We expect overall G&A costs to increase in the aggregate in 2012, but to continue to decline on a Boe basis due to the ongoing expansion activities of the Company.

Interest expense, net.  Our interest expense, net of interest income, increased approximately $15.4 million, or 394% to $19.9 million for the three months ended June 30, 2012, from $3.9 million for the three months ended June 30, 2011.  This increase was the result of our higher average debt level during 2012 as well as fees and amortization of $9.4 million in the 2012 period.  For the three months ended June 30, 2012, interest expense included $4.2 million in fees related to the bridge loan and $5.2 million in accelerated amortization recorded as a result of the reduction of the borrowing base of the Senior Credit Facility and the termination of the term loan.  All of these charges were incurred as a result of the refinancing effected through our the Senior Notes offering.  During the three months ended June 30, 2011, we incurred a $2.3 million non-cash write off of the unamortized balance of deferred financing fees upon entering into the Senior Credit Facility in April of 2011.

Commodity derivative activities.  Realized gains and losses from our commodity derivative activity increased our earnings by approximately $4.3 million and decreased our earnings by approximately $517,000 for the three months ended June 30, 2012 and 2011, respectively.  Realized gains and losses are derived from the relative movement of oil and gas prices on the products we sell in relation to the range of prices in our derivative contracts for the respective three month periods.  The unrealized gain on commodity derivatives was approximately $17.6 million for the 2012 period and $3.2 million for the 2011 period.  As commodity prices increase, the fair value of the open portion of those positions decreases.  As commodity prices decrease, the fair value of the open portion of those positions increases.  Historically, we have not designated our derivative instruments as cash-flow hedges.  We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives.  We record all changes in realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts.”  Our gain or loss from realized and unrealized derivative contracts was a gain of approximately $18.1 million and approximately $2.7 million for the three months ended June 30, 2012 and 2011, respectively.  (See Note 7 to our condensed consolidated financial statements for more information.)

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

Loss from Continuing Operations.  We had a loss from continuing operations of $14.5 million for the 2012 period versus a loss of $16.3 million for the 2011 period, a decrease of $8.8 million, or 54%.  This was due to the $30.8 million increase in revenues offset by a $5.4 million increase in lease operating expense, a $2.0 million increase in severance taxes and marketing, an unproved property impairment charge of $9.0 million, a decrease in G&A of $7.2 million, an increase in field operations expense of $2.5 million, an increase in DD&A of $19.7 million, and increase in interest expense of $16.0 million, and an increase in gain on fair value of derivatives of $19.2 million.

Income from Discontinued Operations.  On February 17, 2012, we closed on a sale of Hunter Disposal, LLC, previously a wholly owned subsidiary.  We have reclassified $1.2 million of net operating income (net of interest expense) of the divested subsidiary to discontinued operations for the three month period ended June 30, 2011.

Dividends on Preferred Stock.  Total dividends on our Series C Preferred Stock, Series D Preferred Stock, and Series A Preferred Units of Eureka Hunter Holdings, were approximately $8.2 million for the three months ended June 30, 2012.  Dividends were $3.5 million for the three months ended June 30, 2011.  The Series C Preferred Stock had a stated value of $100 million at both June 30, 2012 and 2011 and carries a cumulative dividend rate of 10.25% per annum.  The Series D Preferred Stock had a stated value of $127.3 million and $64.9 million at June 30, 2012 and 2011, respectively and carries a cumulative dividend rate of 8.0% per annum.  The Series A Preferred Units of Eureka Hunter Holdings had a stated value of $127.4 million and $0 at June 30, 2012 and 2011, respectively, and carry a dividend rate of 8% per annum.

Net Loss attributable to Common Shareholders.  Net loss attributable to common shareholders was $22.7 million in the 2012 period versus $18.5 million in the 2011 period.  Our net loss per common share, basic and diluted was $0.15 per share for the three months ended June 30, 2012, compared to net loss of $0.16 per share for the 2011 period.  Our weighted average shares outstanding increased by approximately 38.8 million shares, or 34%, from 112,619,793 shares in the 2011 period to

151,464,372 during the 2012 period.  Our net loss per share from continuing operations was $0.10 per share for the three months ended June 30, 2012, versus a net loss of $0.16 per share for the 2011 period.  We had income from discontinued operations of $1.2 million ($0.01 per share) in the 2011 period from Hunter Disposal, LLC.

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

Depletion, depreciation and accretion.  Our DD&A increased $41.0 million, or 253%, to $57.2 million for the six months ended June 30, 2012, from $16.2 million for the six months ended June 30, 2011 due to increased production in the 2012 period described above.  Our DD&A per Boe increased by $0.96, or 4%, to $24.55 per Boe for the six months ended June 30, 2012, compared to $23.59 per Boe for the six months ended June 30, 2011.  The increase in DD&A expense per Boe was primarily attributable to the higher cost to drill and equip our new Eagle Ford, Marcellus, and Bakken Shale wells, which are horizontally drilled wells and which require more expensive completion techniques than traditional, vertically-drilled wells.

General and administrative.  Our G&A increased $1.2 million, or 4%, to $31.6 million ($13.58 per Boe) for the six months ended June 30, 2012, from $30.4 million ($44.29 per Boe) for the six months ended June 30, 2011.  G&A increased overall during the 2012 period due to higher stock compensation recognized in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  Non-cash stock compensation totaled approximately $12.5 million ($5.38 per Boe) and $12.0 million ($17.49 per Boe) for the six months ended June 30, 2012 and 2011, respectively.  The six months ended June 30, 2012 also included transaction costs of $2.6 million ($1.10 per Boe) related to acquisition activity.  The six months ended June 30, 2011, included acquisition related costs of approximately $7.8 million ($11.40 per Boe) which were for legal, consulting and other costs related to the acquisition of NGAS and NuLoch which closed in April and May of 2011, respectively.  We expect overall G&A costs to increase in the aggregate in 2012, but to continue to decline on a Boe basis due to the ongoing expansion activities of the Company.

Interest expense, net.  Our interest expense, net of interest income, increased approximately $20.0 million, or 426% to $24.7 million for the six months ended June 30, 2012, from $4.7 million for the six months ended June 30, 2011.  This increase was the result of our higher average debt level during 2012 as well as fees and non-cash amortization of deferred financing costs and payment of bridge fees which was $9.4 million as a result of our senior notes offering.  For the six months ended June 30, 2012, interest expense included $4.2 million in fees related to the bridge loan and $5.2 million in accelerated amortization recorded as a result of the reduction of the borrowing base of the Senior Credit Facility and the termination of the term loan.   During the six months ended June 30, 2011, we incurred a $2.3 million non-cash write off of the unamortized balance of deferred financing fees upon entering into the Senior Credit Facility in April of 2011.

Commodity derivative activities.  Realized gains and losses from our commodity derivative activity increased our earnings by approximately $5.7 million and decreased our earnings by approximately $508,000 for the six months ended June 30, 2012 and 2011, respectively.  Realized gains and losses are derived from the relative movement of oil and gas prices on the products we sell in relation to the range of prices in our derivative contracts for the respective six month periods.  The unrealized gain on commodity derivatives was approximately $14.7 million for the 2012 period and a loss of approximately $166,000 for the 2011 period.  As commodity prices increase, the fair value of the open portion of those positions decreases.  As commodity prices decrease, the fair value of the open portion of those positions increases.  Historically, we have not designated our derivative instruments as cash-flow hedges.  We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives.  We record all changes in realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts.”  Our gain or loss from realized and unrealized derivative contracts was a gain of approximately $19.2 million and a loss of approximately $675,000 for the six months ended June 30, 2012 and 2011, respectively.  (See Note 7 to our condensed consolidated financial statements for more information.)

Income tax benefit.  The Company recorded an income tax benefit of $5.2 million for the six months ended June 30, 2012, to reflect the change in the deferred tax liability of the Company’s Williston Hunter subsidiary.

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

Loss from Continuing Operations.  We had a loss from continuing operations of $27.6 million for the 2012 period versus a loss of $23.2 million for the 2011 period, an increase of $4.4 million, or 19%.  This was due to an increase in revenues of $73.4 million offset by increases in lease operating expense of $13.7 million, severance taxes of $4.8 million, DD&A of $41.0 million, interest expense of $20.0 million, and gain on fair value of derivatives of $19.9 million.

Income from Discontinued Operations.  On February 17, 2012, we closed on a sale of Hunter Disposal, LLC, previously a wholly owned subsidiary.  We have reclassified $354,000 and $1.5 million of net operating income (net of interest expense) of the divested subsidiary to discontinued operations for the six month period ended June 30, 2012 and 2011, respectively.  We have also reclassified the gain on sale of $2.2 million to discontinued operations for the six months ended June 30, 2012.

Dividends on Preferred Stock.  Total dividends on our Series C Preferred Stock, Series D Preferred Stock, and Series A Preferred Units of Eureka Hunter Holdings, were approximately $12.9  million for the six months ended June 30, 2012.  Dividends were $6.1 million for the six months ended June 30, 2011.  The Series C Preferred Stock had a stated value of $100 million at both June 30, 2012 and 2011 and carries a cumulative dividend rate of 10.25% per annum.  The Series D Preferred Stock had a stated value of $127.3 million and $64.9 million at June 30, 2012 and 2011, respectively and carries a cumulative dividend rate of 8.0% per annum.  The Series A Preferred Units of Eureka Hunter Holdings had a stated value of $131.8 million and $0 at June 30, 2012 and 2011, respectively, and carry a cumulative dividend rate of 8% per annum.

Net Loss attributable to Common Shareholders.  Net loss attributable to common shareholders was $37.9 million in the 2012 period versus $27.8 million in the 2011 period.  Our net loss per common share, basic and diluted was $(.28) per share for the six months ended June 30, 2012, compared to net loss of $0.29 per share for the 2011 period.  Our weighted average shares outstanding increased by approximately 48.1 million shares, or 51%, from 94,233,091 shares in the 2011 period to 142,293,282 during the 2012 period.  Our net loss per share from continuing operations was $(.28) per share for the six months ended June 30, 2012, versus a net loss of $0.31 per share for the 2011 period.  We had income from discontinued operations of $1.5 million ($0.02 per share) in the 2011 period from Hunter Disposal, LLC.

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

During the six months ended June 30, 2012, Eagle Ford Hunter, Triad Hunter, and Hunter Disposal, LLC, wholly owned subsidiaries of the Company, rented storage tanks for disposal water and equipment from GreenHunter Energy, Inc.  Rental costs totaled $316,000 and approximately $631,000 for the three months and six months ended June 30, 2012 respectively and $0 for the three and six months ended June 30, 2011.  As of June 30, 2012, our net accounts payable to GreenHunter Energy, Inc. was $754,000 for these leases.

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

Mr. Evans, our Chairman and Chief Executive Officer, was a 4.0% limited partner TransTex Gas Services, LP, which limited partnership received consideration of 622,644 Series A common units of Eureka Hunter Holdings, and cash of $46.0 million upon the Company’s acquisition of certain its assets.  In addition, Eureka Hunter Holdings and TransTex agreed to provide the limited partners of TransTex the opportunity to purchase additional Class A common units in lieu of a portion of the cash distribution they would otherwise receive.  Certain limited partners purchased such units, including Mr. Evans, who purchased 27,641 Class A common units of Eureka Hunter Holdings, for $553,000 at the same purchase price offered to all TransTex investors.

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

Item 4. Controls and procedures.

Restatement of Previously Issued Financial Statements

On October 12, 2012, management (“we”) of Magnum Hunter Resources Corporation (the “Company”) identified an error in the calculation of non-cash share-based compensation expense relating to common stock options granted to employees by the Compensation Committee during the second quarter of fiscal year 2012.  The non-cash share-based compensation expense was understated due to the misapplication of the vesting schedule of such options (specifically, the Company’s calculations did not take into account that 25% of such options were immediately exercisable on the date of grant).  The error affected our previously issued financial statements contained in the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission (“SEC”) on August 9,2012 (the “Affected Filing”).  The misstatement understated general and administrative expenses, net loss attributable to common shareholders and net loss by approximately $3.8 million for the three and six month periods ended June 30, 2012.  The error also affected our disclosures regarding share-based compensation expense for the three and six month periods ended June 30, 2012.  As a result , the Company filed a Form  8-K on October 22, 2012 stating  that the previously issued financial statements contained in the Affected Filing should no longer be relied upon and filed this restated Form 10-Q/A for the three and six month periods ended June 30, 2012 (the “Restated Financial Statements”).

In addition, we identified an error during November 2012 in the accounting treatment and reporting of a financing transaction completed in March 2012 for the sale of Series A Convertible Preferred Units of our majority owned subsidiary, Eureka Hunter Holdings, LLC (“Eureka Hunter”) which resulted in the understatement of commodity and preferred stock embedded derivative liabilities of $44.1 million, an overstatement of series A convertible preferred units of Eureka Hunter of $44.3 million and an overstatement of gain on derivatives of $3.6 million and $1.4 million for the three and six month periods ended June 30, 2012, respectively and a misstatement of the related disclosures.  The amounts and disclosures as included in the Affected Filing were also corrected in the Restated Financial Statements as described in Note 2 to the Restated Financial Statements contained herein.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to provide reasonable assurance that information for disclosure is accumulated and communicated to management, including the Chairman and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, has re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2012.  Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective due to the material weaknesses described below.

To address the material weaknesses described in this Item 4, we performed additional analyses and other post-closing procedures designed to provide reasonable assurance that our consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). As a result of these procedures, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented, in conformity with US GAAP.

Limitations inherent in all controls

Our management, including the CEO and CFO, recognizes that the disclosure controls and procedures (discussed above) and internal controls over financial reporting may not prevent or detect misstatements or fraud. Any controls system, no matter how well designed and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives. Because of such limitations there is a risk that material misstatements or instances of fraud will not be prevented or detected on a timely basis by the financial reporting process.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Material Weaknesses

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatements and audit adjustments identified, management identified the material weaknesses described below.

Lack of sufficient, qualified personnel to design and manage an effective control environment.  We did not design an effective control environment with the sufficient complement of personnel with the appropriate level of accounting knowledge, experience, and training in US GAAP to assess the completeness and accuracy of the accounting for complex accounting matters, principally related to equity instruments including convertible preferred stock and related arrangements.  This material weakness resulted in the restatement of our Series A convertible preferred units of Eureka Hunter, our commodity and preferred stock embedded derivative liabilities and our loss on derivatives and related disclosures for the three and six month periods ended June 30, 2012 discussed above and resulted in audit adjustments to our consolidated financial statements for the three and six month periods ended June 30, 2012.  This material weakness also contributed to the material weaknesses described below.

Period-end financial reporting process.  We did not maintain effective controls over the period-end financial reporting process, including controls with respect to the preparation, review, supervision, and monitoring of accounting operations. Specifically, we did not maintain effective controls to provide reasonable assurance that monthly account reconciliations were reviewed on a timely basis and that monthly and quarterly financial information was prepared and reviewed timely.  This material weakness resulted in audit adjustments to our Restated Financial Statements for the three and six month periods ended June 30, 2012.

Share-based compensation. We did not design effective controls over share-based compensation expense, which is recorded in our general and administrative expenses.  Specifically, we did not design effective controls related to the review of supporting details, including the completeness and accuracy of the vesting schedule and the journal entries for share-based compensation expenses.  This control deficiency resulted in a misstatement of our general and administrative expense and share-based compensation related disclosures for the three and six month periods ended June 30, 2012 and resulted in the restatement discussed above.

Additionally, the material weaknesses described above could result in misstatements that would result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses discussed above and the remediation plans executed as of June 30, 2012 as noted below, there were no changes made in our internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act) during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plans

We have initiated several steps and plan to continue to implement measures designed to improve our internal control over financial reporting and disclosure controls and procedures in order to remediate the material weaknesses, noted specifically above.

To remediate the material weakness in our control environment, we have implemented management changes to establish an environment necessary to prevent or detect potential deficiencies in the preparation of our financial statements and controls to support our desired internal control over financial reporting and disclosure controls and procedures. On October 23, 2012, we hired a new Chief Accounting Officer with the appropriate knowledge and experience to establish and maintain our desired control environment. We will implement more formalized processes and controls to identify, review and document accounting treatment of complex capital-raising instruments.  To implement these processes and controls related to the complete and timely evaluation of technical accounting issues, we will continue to add staff and/or seek assistance from outside consultants, as warranted. Accordingly, we are in the process of expanding our accounting department to respond to the recent growth of the Company. These additions include an Assistant Controller hired in July, 2012, Division Controller hired in November, 2012, and Internal Audit Manager hired in August, 2012 and other accounting personnel are being recruited for additional positions.  We believe that the personnel  we have recently added and that we plan to add, in combination with the other initiatives explained herein, will enable us to improve the scope and quality of our internal review of complex technical accounting matters and financial reporting and remediate this material weakness as well as aid in the remediation of the other two material weaknesses identified.

We are realigning the responsibilities and accountability in the financial reporting process and implementing additional monitoring and detective controls to remediate the material weakness in period-end financial reporting processes. These additional controls include:  checklists to ensure appropriate reviews of reconciliations are performed on a timely basis and a financial close timetable and reporting calendar by department that will be monitored by the Chief Accounting Officer to ensure these reviews are completed on timely basis to allow sufficient time for review by management and permit the timely preparation and review of monthly and quarterly financial statements.

We plan to implement additional review controls and other controls with regard to share-based compensation activity around the completeness and accuracy of the schedules and related inputs including reviewer checklists to ensure all inputs and calculations are complete and accurate.  We are in the process of implementing these controls and will rely on the controls while we continue to implement a new software system to track stock option activity and the related compensation expense and disclosures.

We believe the foregoing efforts will effectively remediate the material weaknesses. As we continue to evaluate and work to improve our  internal control over financial reporting, we  may execute additional measures to address potential control deficiencies or modify the remediation plan described above.

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

10.3

Eighth Amendment to Second Amended and Restated Credit Agreement, dated May 10, 2012, by and among the Company, Bank of Montreal, as Administrative Agent, and the lenders and guarantors party thereto (Incorporated by reference from the Registrant’s quarterly report on Form 10-Q filed on August 9, 2012).

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

^

These exhibits will be furnished pursuant to an amended report on Form 10-Q/A to be filed subsequent to the filling of this report. In accordance with Rule 406T of Regulation S-T, these exhibits will not deemed to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and will not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise will not be subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MAGNUM HUNTER RESOURCES CORPORATION

Date: November 14, 2012	/s/ Gary C. Evans
Gary C. Evans,
Chairman and Chief Executive Officer

Date: November 14, 2012	/s/ Ronald D. Ormand
Ronald D. Ormand,
Executive Vice President and Chief Financial Officer

Date: November 14, 2012	/s/ Fred J. Smith, Jr.
Fred J. Smith, Jr.
Senior Vice President and Chief Accounting Officer