Form 10-Q/A
period 2012-06-30
MAGNUM HUNTER RESOURCES CORP
filed 2012-11-16
CIK 1335190

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 to Form 10-Q (this “Amendment”) amends Magnum Hunter Resources Corporation’s (the “Company’s”) quarterly report on Form 10-Q for the quarter ended June 30, 2012, as amended on November 14, 2012 (the “Original 10-Q”), which was filed with the Securities and Exchange Commission (the “Commission”) on August 9, 2012. The Company is filing this Amendment for the purpose of including XBRL (“eXtensible Business Reporting Language”) information in Exhibit 101 that was excluded from the Original 10-Q and to amend its Computation of Ratio of Earnings to Fixed Charges in Exhibit 12.1.

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

The Company is only including Exhibits 12.1 and 101 to the Form 10-Q/A in this Amendment. No other changes have been made to the Original 10-Q. This Form 10-Q/A continues to speak as of the date of the Original 10-Q, and the Company has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original 10-Q, or to modify the disclosure contained in the Original 10-Q other than to reflect the addition of Exhibit 101 and the amendment of Exhibit 12.1 as described above.

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

MAGNUM HUNTER RESOURCES CORPORATION

Date: November 16, 2012	/s/ Gary C. Evans
Gary C. Evans,
Chairman and Chief Executive Officer

Date: November 16, 2012	/s/ Ronald D. Ormand
Ronald D. Ormand,
Executive Vice President and Chief Financial Officer

Date: November 16, 2012	/s/ Fred J. Smith, Jr.
Fred J. Smith, Jr.
Senior Vice President and Chief Accounting Officer