Form 10-Q/A
period 2012-09-30
MAGNUM HUNTER RESOURCES CORP
filed 2012-11-16
CIK 1335190

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends Magnum Hunter Resources Corporation’s (the “Company’s”) quarterly report on Form 10-Q for the quarter ended September 30, 2012 (the “Original 10-Q”) which was filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2012. The Company is filing this Amendment for the purpose of including XBRL (“eXtensible Business Reporting Language”) information in Exhibit 101 that was excluded from the Original 10-Q and to amend its Computation of Ratio of Earnings to Fixed Charges in Exhibit 12.1.

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

^

These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as

amended, and are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended,

and otherwise are not subject to liability under these sections.

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