Form 10-Q
period 2013-03-31
MAGNUM HUNTER RESOURCES CORP
filed 2013-07-09
CIK 1335190

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
-OR-
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

As of July 1, 2013, there were 169,685,904 shares of the registrant’s common stock ($0.01 par value) outstanding.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2013

MAGNUM HUNTER RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per-share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91,176	$57,623
Restricted cash	1,500	1,500
Accounts receivable, net of allowance for doubtful accounts of $444 and $448 as of March 31, 2013 and December 31, 2012, respectively	125,597	124,861
Derivative assets	565	5,146
Inventory	12,961	9,162
Investments	2,737	3,278
Prepaid expenses and other assets	2,634	2,249
Assets held for sale	222,500	500
Total current assets	459,670	204,319

PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, successful efforts method of accounting	1,715,678	1,908,118
Accumulated depletion, depreciation, and accretion	(158,294)	(185,615)
Total oil and natural gas properties, net	1,557,384	1,722,503
Gas transportation, gathering and processing equipment, net	231,270	201,910
Total property and equipment, net	1,788,654	1,924,413

OTHER ASSETS:
Deferred financing costs, net of amortization of $8,886 and $8,024 as of March 31, 2013 and December 31, 2012, respectively	23,301	23,862
Derivatives and other assets	3,225	6,455
Intangible assets, net	8,477	8,981
Goodwill	30,602	30,602
Total assets	$2,313,929	$2,198,632
The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per-share data)

	March 31, 2013	December 31, 2012
LIABILITIES AND SHAREHOLDERS’ EQUITY	(unaudited)
CURRENT LIABILITIES:
Current portion of notes payable	$4,346	$3,991
Accounts payable	233,241	196,515
Accrued liabilities	24,297	11,212
Revenue payable	25,969	20,394
Derivatives and other liabilities	19,316	11,544
Liabilities associated with assets held for sale	143	—
Total current liabilities	307,312	243,656

Long-term debt	986,782	886,769
Asset retirement obligation	29,841	28,322
Deferred tax liability	69,034	74,258
Derivative liabilities	46,691	47,524
Other long term liabilities	5,537	5,573
Total liabilities	1,445,197	1,286,102

COMMITMENTS AND CONTINGENCIES (Note 15)

REDEEMABLE PREFERRED STOCK:
Series C Cumulative Perpetual Preferred Stock, cumulative dividend rate 10.25% per annum, 4,000,000 authorized, 4,000,000 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively, with liquidation preference of $25.00 per share	100,000	100,000
Series A Convertible Preferred Units of Eureka Hunter Holdings, LLC, cumulative distribution rate of 8.0% per annum, 7,785,543 and 7,672,892 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively, with liquidation preference of $175,874 and $167,403 as of March 31, 2013 and December 31, 2012, respectively	103,889	100,878
	203,889	200,878
SHAREHOLDERS’ EQUITY:
Preferred Stock, 10,000,000 shares authorized
Series D Cumulative Perpetual Preferred Stock, cumulative dividend rate 8.0% per annum, 5,750,000 authorized, 4,424,889 and 4,208,821 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively, with liquidation preference of $50.00 per share	221,244	210,441
Series E Cumulative Convertible Preferred Stock, cumulative dividend rate 8.0% per annum, 12,000 authorized, 3,803 and 3,775 issued and 3,722 and 3,705 outstanding as of March 31, 2013 and December 31, 2012, respectively, with liquidation preference of $25,000 per share	95,069	94,371
Common stock, $0.01 par value per share, 350,000,000 and 250,000,000 shares authorized, and 170,600,856 and 170,032,999 issued, and 169,685,904 and 169,118,047 outstanding as of March 31, 2013 and December 31, 2012, respectively	1,706	1,700
Exchangeable common stock, par value $0.01 per share, 4,000 and 505,835 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	—	5
Additional paid in capital	719,936	715,033
Accumulated deficit	(365,169)	(307,484)
Accumulated other comprehensive loss	(13,635)	(8,889)
Treasury Stock, at cost:
Series E Cumulative Preferred Stock, 81 and 70 shares as of March 31, 2013 and December 31, 2012, respectively	(2,030)	(1,750)
Common stock, 914,952 shares as of March 31, 2013 and December 31, 2012	(1,914)	(1,914)
Total Magnum Hunter Resources Corporation shareholders’ equity	655,207	701,513
Non-controlling interest	9,636	10,139
Total shareholders’ equity	664,843	711,652
Total liabilities and shareholders’ equity	$2,313,929	$2,198,632
The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per-share data)

	Three Months Ended March 31,
	2013	2012
REVENUE:
Oil and gas sales	$78,432	$51,172
Gas transportation, gathering and processing	15,896	1,161
Oilfield services	3,693	3,657
Gain (loss) on sale of assets and other revenue	23	(271)
Total revenue	98,044	55,719
EXPENSES:
Lease operating expenses	13,901	11,504
Severance taxes and marketing	4,641	3,723
Exploration and abandonments	29,783	9,016
Gas transportation, gathering and processing	13,431	120
Oilfield services	3,335	2,000
Depletion, depreciation, amortization and accretion	35,092	26,728
General and administrative	22,306	14,843
Total expenses	122,489	67,934

OPERATING LOSS	(24,445)	(12,215)

OTHER INCOME (EXPENSE):
Interest income	111	7
Interest expense	(18,751)	(5,384)
Loss on derivative contracts, net	(7,491)	(1,415)
Other income	1,022	1,034
Total other expense	(25,109)	(5,758)
Loss from continuing operations before income tax	(49,554)	(17,973)
Income tax benefit	4,854	810
Loss from continuing operations, net of tax	(44,700)	(17,163)
Income from discontinued operations, net of tax	—	354
Gain on sale of discontinued operations	—	4,325
Net loss	(44,700)	(12,484)
Net loss attributable to non-controlling interest	503	26
Net loss attributable to Magnum Hunter Resources Corporation	(44,197)	(12,458)
Dividend on preferred stock	(13,488)	(4,594)
Net loss attributable to common shareholders	$(57,685)	$(17,052)
Weighted average number of common shares outstanding, basic and diluted	169,624,616	133,122,192
Loss from continuing operations per share, basic and diluted	$(0.34)	$(0.16)
Income from discontinued operations per share, basic and diluted	—	0.03
Net loss per common share, basic and diluted	$(0.34)	$(0.13)

Amounts attributable to Magnum Hunter Resources Corporation:
Loss from continuing operations, net of tax	$(44,197)	$(17,137)
Income from discontinued operations, net of tax	—	4,679
Net loss	$(44,197)	$(12,458)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except shares and per-share data)

	Three Months Ended March 31,
	2013	2012
Net loss	$(44,700)	$(12,484)
Foreign currency translation gain (loss)	(4,729)	3,502
Unrealized loss on available for sale investments	(17)	(77)
Comprehensive loss	(49,446)	(9,059)
Comprehensive income (loss) attributable to non-controlling interests	503	26
Comprehensive loss attributable to Magnum Hunter Resources Corporation	$(48,943)	$(9,033)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)

	Number of Shares of Series D Preferred Stock	Number of Shares of Series E Preferred Stock	Number of Shares of Common Stock	Number of Shares of Exchangeable Common Stock	Series D Preferred Stock	Series E Preferred Stock	Common Stock	Exchangeable Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Non - controlling Interest	Total Shareholders’ Equity
BALANCE, January 1, 2013	4,209	4	170,033	506	$210,441	$94,371	$1,700	$5	$715,033	$(307,484)	$(8,889)	$(3,664)	$10,139	$711,652
Share based compensation	—	—	66	—	—	—	1	—	6,249	—	—	—	—	6,250
Sold shares of Series D Preferred Stock for cash	216	—	—	—	10,803	—	—	—	(1,202)	—	—	—	—	9,601
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(13,488)	—	—	—	(13,488)
Issued shares of common stock upon exchange of MHR Exchangeco Corporations' exchangeable shares	—	—	502	(502)	—	—	5	(5)	—	—	—	—	—	—
Sold shares of Series E Preferred Stock for cash	—	—	—	—	—	698	—	—	(35)	—	—	—	—	663
Fees on equity issuance	—	—	—	—	—	—	—	—	(109)	—	—	—	—	(109)
Depositary shares of Series E Preferred returned from escrow	—	—	—	—	—	—	—	—	—	—	—	(280)	—	(280)
Net loss	—	—	—	—	—	—	—	—	—	(44,197)	—	—	(503)	(44,700)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(4,729)	—	—	(4,729)
BALANCE, Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	(17)	—	—	(17)
BALANCE, March 31, 2013	4,425	4	170,601	4	$221,244	$95,069	$1,706	$—	$719,936	$(365,169)	$(13,635)	$(3,944)	$9,636	$664,843

The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(44,700)	$(12,484)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation, amortization and accretion	35,092	26,778
Exploration and abandonments	29,353	8,671
Share based compensation	6,250	4,617
Cash paid for plugging wells	—	(99)
Gain on sale of assets	(19)	(4,051)
Unrealized (gain) loss on derivative contracts	8,447	2,902
Unrealized loss on investments	606	—
Amortization and write-off of deferred financing costs and discount on Senior Notes included in interest expense	857	563
Deferred tax benefit	(4,854)	(810)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,865)	(3,647)
Inventory	(506)	(1,193)
Prepaid expenses and other current assets	(269)	(519)
Accounts payable	30,115	(23,688)
Revenue payable	5,580	7,166
Accrued liabilities	14,534	19,353
Net cash provided by operating activities	77,621	23,559
Cash flows from investing activities
Capital expenditures and advances	(144,534)	(180,760)
Change in deposits and other long-term assets	57	(5)
Proceeds from sales of assets	40	783
Net cash used in investing activities	(144,437)	(179,982)
Cash flows from financing activities
Net proceeds from sale of preferred shares	10,264	39,742
Fees on preferred shares issued in acquisition	(109)	—
Proceeds from sale of Series A preferred units in Eureka Hunter Holdings	—	58,132
Proceeds from exercise of warrants and options	—	1,168
Preferred stock dividend paid	(9,657)	(4,447)
Principal repayments of debt	(993)	(52,925)
Proceeds from borrowings on debt	101,366	131,977
Payment of deferred financing costs	(445)	(595)
Change in other long-term liabilities	(36)	52
Net cash provided by financing activities	100,390	173,104
Effect of exchange rate changes on cash	(21)	(33)
Net increase in cash and cash equivalents	33,553	16,648
Cash and cash equivalents, beginning of period	57,623	14,851
Cash and cash equivalents, end of period	$91,176	$31,499

Supplemental disclosure of cash flow information
Cash paid for interest	$3,928	$5,619
Non-cash transactions
Common stock issued for acquisitions	$—	$1,902
Non-cash consideration received from sale of assets	$—	$7,706
Change in accrued capital expenditures	$9,377	$25,505
Non-cash additions to asset retirement obligation	$1,964	$2,055
Eureka Hunter Holdings Series A preferred dividends paid in kind	$2,253	$—
The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS
Magnum Hunter Resources Corporation, a Delaware corporation, operating directly and indirectly through its subsidiaries (together with its subsidiaries, the “Company” or “Magnum Hunter”), is a Houston, Texas based independent exploration and production company engaged in the acquisition and development of producing properties and undeveloped acreage and the production of oil and natural gas in the United States and Canada and certain midstream and oil field services activities.

NOTE 2 — LIQUIDITY

At March 31, 2013, the Company had (i) cash and cash equivalents of $91.2 million, of which $2.6 million was held by Eureka Hunter Holdings, LLC or its subsidiaries (which are unrestricted subsidiaries under our MHR Senior Revolving Credit Facility, or senior revolving credit facility, as defined in "Note 9 - Long-Term Debt") and was only available for use by Eureka Hunter Holdings, LLC or its subsidiaries; and (ii) working capital of $152.4 million, which includes the effects of $222.5 million of assets held for sale classified as current at March 31, 2013.

The Company utilizes credit agreements, as described in "Note 9 – Long-Term Debt", to fund a portion of operating and capital needs.  Under the MHR Senior Revolving Credit Facility, total outstanding debt at March 31, 2013 was $325.0 million, with a borrowing base at that date of $350.0 million. Thus, the remaining available borrowing capacity under the MHR Senior Revolving Credit Facility at that date was $25.0 million. On April 24, 2013, the Company sold a wholly-owned subsidiary, Eagle Ford Hunter, Inc., for a total purchase price of $422.1 million, paid to us in the form of $379.8 million in cash (after customary initial purchase price adjustments) and $42.3 million in Penn Virginia Corporation common stock (valued based on the closing market price of the stock of $4.23 as of April 24, 2013). Of the cash proceeds, $325.0 million was used to pay down the MHR Senior Revolving Credit Facility. As a result of the sale, the borrowing base under the facility was adjusted down to $265.0 million. See "Note 18 - Subsequent Events" for additional information.

For the three months ended March 31, 2013, the Company had net loss attributable to common shareholders of $57.7 million and operating loss from continuing operations of $24.4 million, including non-cash charges of $24.7 million in leasehold impairment expense related to leases in the Williston Basin region expiring in the quarter ending June 30, 2013 or expected to expire during the remainder of 2013 that we do not plan to develop, and $4.7 million in lease abandonment.

As of March 31, 2013, the Company was in compliance with all of our covenants, as amended or waived, contained in our credit agreements as described in "Note 9 – Long-Term Debt".

As of March 31, 2013, we had $600 million aggregate principal amount of our Senior Notes outstanding. In connection with the May and December 2012 offerings of the Senior Notes, we entered into registration rights agreements pursuant to which we agreed to complete, by May 16, 2013, a registered exchange offer of the Senior Notes for the same principal amount of a new issue of Senior Notes with substantially identical terms, except the new Senior Notes will be registered and generally freely transferable under the Securities Act of 1933. In addition, we agreed to file, under certain circumstances, a shelf registration statement to cover re-sales of the Senior Notes. On May 16, 2013, we began to accrue penalty interest at the rate of 0.25% per annum, in addition to the stated per annum interest rate, on the outstanding principal amount of the Senior Notes, as a result of our failure to complete the exchange offer for the Senior Notes by May 16, 2013. We were unable to complete the exchange offer by this date because of our failure to timely file our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly report on Form 10-Q for the quarter ended March 31, 2013 within the time frame requirements of the Securities and Exchange Commission, or SEC. The amount of penalty interest will increase by 0.25% per annum each subsequent 90-day period following the May 16, 2013 required exchange offer completion date, until the exchange offer is completed, up to a maximum penalty interest amount of 1.00% per annum.
We believe that cash flows from operations and borrowings under our MHR Senior Revolving Credit Facility and other debt agreements, possible liquidation of our shares of Penn Virginia Corporation common stock, and anticipated non-core asset sales will finance substantially all of our capital needs through 2013. See "Note 18 - Subsequent Events" for information regarding the sale of Eagle Ford Hunter, Inc. to Penn Virginia in April 2013 and the Penn Virginia stock we received as partial consideration for such sale. We may also use our MHR Senior Revolving Credit Facility for possible acquisitions and temporary working capital needs. Further, we may decide to access the public or private equity or debt markets for potential acquisitions, working capital or other liquidity needs, if such financing is available on acceptable terms. However, as a result of our failure to timely file our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly report on Form 10-Q for the quarter ended March

31, 2013 within the time frame requirements of the SEC, we may be limited in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that would be beneficial to our business.
Until we have timely filed all our required SEC reports for a period of twelve months (which period we expect to expire in August 2014, assuming we remain timely in the filing of our SEC reports for that period), we will be ineligible to use abbreviated and less costly SEC filings, such as the SEC's Form S-3 registration statement, to register our securities for sale. Further, during such period, we will be unable to use our existing shelf registration statement on Form S-3 or conduct “at-the-market”, or ATM, offerings of our equity securities, which ATM offerings we had conducted on a regular basis with respect to our preferred stock prior to our late SEC filings. In the future, we may use Form S-1 to register a sale of our securities to raise capital or complete acquisitions, but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions in an expeditious manner.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The accompanying unaudited interim financial statements of Magnum Hunter have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements as reported in our 2012 annual report on Form 10-K have been omitted.

Reclassification of Prior-Year Balances
Certain prior-year balances in the consolidated financial statements have been reclassified to correspond with current-year classifications.  As a result of the sale of Hunter Disposal, LLC, on February 17, 2012, the gain on sale and all prior operating income and expense for this entity was reclassified as discontinued operations.
Non-Controlling Interest in Consolidated Subsidiaries
We have consolidated PRC Williston, LLC ("PRC Williston") and Eureka Hunter Holdings, LLC (“Eureka Hunter Holdings”) in which we own 87.5% for the periods ended March 31, 2013 and December 31, 2012, and 63.11% and 61.0% respectively, as of March 31, 2013 and December 31, 2012. Eureka Hunter Holdings owns, directly or indirectly, 100% of the equity interests of Eureka Hunter Pipeline, LLC ("Eureka Hunter Pipeline"), TransTex Hunter, LLC and Eureka Hunter Land, LLC.

Loss per Common Share

Basic net income or loss per common share is computed by dividing the net income or loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares for the potential dilution from stock options, stock purchase warrants and any outstanding convertible securities.

The Company has issued potentially dilutive instruments in the form of common stock options, common stock purchase warrants, Series E Cumulative Convertible Preferred Stock, and restricted common stock granted and not yet issued.  We did not include the dilutive securities in our calculation of diluted loss per share during any of the periods presented herein, because to include them would have been anti-dilutive due to our loss from continuing operations during those periods.

The following table summarizes the potentially dilutive securities outstanding as of March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Dilutive:
Common stock options	2,088	7,294
Warrants	—	126
Restricted shares granted, not yet issued	—	6
Total dilutive	2,088	7,426
Anti-dilutive:
Common stock options	16,897	4,037
Warrants	13,376	13,392
Series E Preferred Stock	10,946	—
Total anti-dilutive	41,219	17,429

Cash and cash equivalents

Cash and cash equivalents include cash in banks and highly liquid debt securities that have original maturities of three months or less. At March 31, 2013, the Company had cash deposits in excess of FDIC insured limits at various financial institutions.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities, derivatives, and certain long-term debt approximate fair value as of March 31, 2013 and December 31, 2012. See "Note 4 – Fair Value of Financial Instruments".

Inventory

Inventory is comprised of $12.9 million and $11.5 million of materials, supplies and commodities as of March 31, 2013 and December 31, 2012, respectively.
The Company’s materials inventory is primarily frac sand used in the completion process of hydraulic fracturing. Frac sand is acquired for use in future well completion operations and is carried at the lower of cost or market, on a first-in, first-out cost basis. “Market,” in the context of inventory valuation, represents net realizable value, which is the amount that the Company is allowed to bill to the joint accounts under joint operating agreements to which the Company is a party. Valuation reserve allowances are recorded as a reduction to the carrying value of the inventory on the Company’s consolidated balance sheets, and as an increase to lease operating expense in the accompanying consolidated statements of operations. As of March 31, 2013 and December 31, 2012, the Company estimated that approximately $200,000 and $3.5 million of its frac sand inventory would not be utilized within one year. Accordingly, those inventory values have been included in other long-term assets.
Commodity inventories are carried at the lower of average cost or market, on a first-in, first-out basis. The Company’s commodity inventories consist of oil held in storage and gas pipeline fill volumes. Any valuation allowances are recorded as reductions to the carrying values of the commodity inventories included in the Company’s consolidated balance sheets and as charges to lease operating expense in the consolidated statements of operations.
Oil and Gas Properties
We follow the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip new development wells and related asset retirement costs are capitalized. Costs to acquire mineral interests and drill exploratory wells are also capitalized pending determination of whether the wells have proved reserves or not. If we determine that the wells do not have proved reserves or leases acquired are not prospective or expire, the costs are expensed to exploration and abandonments. Geological and geophysical costs, including seismic studies and related costs of carrying and retaining unproved properties, are charged to exploration expense as incurred.
On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with no resulting gain or loss recognized in income. A sale of an entire field is treated as discontinued operations. Discontinued operations treatment is not presented when the Company continues significant activities in a sold field. In the three month period ended March 31 2012, we sold our interest in Hunter Disposal, LLC, and therefore reflected the gain on sale as well as current and prior operating results as discontinued operations. See "Note 6 - Discontinued Operations".

On April 24, 2013, the Company closed on the sale of all of its ownership interest in its wholly-owned subsidiary, Eagle Ford Hunter, Inc., to an affiliate of Penn Virginia Corporation for a total purchase price of approximately $422.1 million. See "Note 18 - Subsequent Events". The carrying value of the assets sold and the associated liabilities have been classified as assets held for sale and liabilities associated with assets held for sale at March 31, 2013.

Other Comprehensive Income (Loss)

The functional currency of our operations in Canada, the only country in addition to the United States in which we operate, is the Canadian dollar.  For purposes of consolidation, we translate the assets and liabilities of our Canadian subsidiary into U.S. dollars at current exchange rates while revenues and expenses are translated at the average rates in effect for the period.  The related translation gains and losses are included in accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets. As the Company considers undistributed earnings in Canada to be indefinitely reinvested in Canada, there is no tax effect of the translation.

Lease Operating Expenses

Lease operating expenses, including compressor rental and repair, pumpers' salaries, saltwater disposal, ad valorem taxes, insurance, repairs and maintenance, workovers and other operating expenses are expensed as incurred. Transportation, gathering, and processing costs are expensed as incurred and included in lease operating expenses.

Exploration and Abandonments

Exploration and abandonments include charges for leasehold costs, initially capitalized, associated with acreage that the Company has chosen not to develop and therefore impair such costs, or allow leases to expire, which ever occurs first. The balance of exploration expense consists primarily of geological and geophysical costs. The following table provides the Company's exploration and abandonment expense from continuing operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Leasehold impairments	$24,657	$4,885
Leasehold abandonment	4,695	3,786
Geological and geophysical	431	345
Total	$29,783	$9,016

During the quarter ended March 31, 2013, the Company recognized $24.7 million in leasehold impairment expense related to leases in the Williston Basin region expiring in the quarter ending June 30, 2013 or expected to expire during the remainder of 2013 that we do not plan to develop, and $4.7 million in lease abandonment expense related to leases that expired on approximately 700 acres in the Williston Basin region during the quarter ended March 31, 2013.

Recently Issued Accounting Standards

Accounting standards-setting organizations frequently issue new or revised accounting rules.  We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

No pronouncements materially affecting our financial statements have been issued since the filing of our 2012 annual report on Form 10-K.

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

We used the following fair value measurements for certain of our assets and liabilities at March 31, 2013 and December 31, 2012:

Level 1 Classification:

Available for Sale Securities

At March 31, 2013 and December 31, 2012, the Company held common and preferred stock of publicly traded companies with quoted prices in an active market.  Accordingly, the fair market value measurements of these securities have been classified as Level 1.

Level 2 Classification:

Derivative Instruments

At March 31, 2013 and December 31, 2012, the Company had commodity derivative financial instruments in place.  The Company does not designate its derivative instruments as hedges and therefore does not apply hedge accounting.  The estimated fair value amounts of the Company’s derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2.  Although the Company’s derivative instruments are valued using public indices, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.  See "Note 5 — Financial Instruments and Derivatives" for additional information.

As of March 31, 2013 and December 31, 2012, the Company’s derivative contracts were with financial institutions, all of which were either senior lenders to the Company or affiliates of such senior lenders, and some of which had investment grade credit ratings. All of such counterparties are believed to have minimal credit risk.  Although the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above, the Company does not anticipate such nonperformance and monitors the credit worthiness of its counterparties on an ongoing basis.

Level 3 Classification:

Preferred Stock Embedded Derivative

At March 31, 2013 and December 31, 2012, the Company had preferred stock embedded derivative liabilities resulting from certain conversion features, redemption options, and other features of our Series A Convertible Preferred Units of Eureka Hunter Holdings, LLC. See "Note 12 - Redeemable Preferred Stock" for additional information.

The fair value of the bifurcated conversion feature was valued using the “with and without” analysis in a simulation model. The key inputs used in the model to determine fair value at March 31, 2013 were a volatility of 20%, credit spread of 13.62%, and a total enterprise value of Eureka Hunter Holdings, LLC of $513.9 million.

Convertible Security Embedded Derivative

The Company recognized an embedded derivative asset resulting from the fair value of the bifurcated conversion feature associated with the convertible note received as partial consideration upon the sale of Hunter Disposal, LLC (See "Note 6 - Discontinued Operations") to GreenHunter Resources, Inc., a related party.  The convertible security embedded derivative was valued using a Black Scholes model valuation of the conversion option.

The key inputs used in the Black-Scholes option pricing model were as follows:

March 31, 2013
Life	3.90 years
Risk-free interest rate	0.70%
Estimated volatility	40%
Dividend	—
GreenHunter Resources stock price at end of period	$1.54

The following table presents a reconciliation of the financial derivative asset and liability measured at fair value using significant unobservable inputs for the three month period ended March 31, 2013:

	Convertible Preferred Stock Derivative Liability	Convertible Security Derivative Asset
	(in thousands)
Fair value at December 31, 2012	$(43,548)	$264
Issuance of derivative liability	(710)	—
Increase (decrease) in fair value recognized in other income (expense)	(271)	(44)
Fair value as of March 31, 2013	$(44,529)	$220

The following tables present recurring financial assets and liabilities which are carried at fair value at March 31, 2013 and December 31, 2012:

	Fair Value Measurements on a Recurring Basis
	March 31, 2013
	(in thousands)
Assets	Level 1	Level 2	Level 3
Available for sale securities	$1,886	$—	$—
Commodity derivative assets	—	571	—
Convertible security derivative assets	—	—	220
Total assets at fair value	$1,886	$571	$220
Liabilities
Commodity derivatives	$—	$11,298	$—
Convertible preferred stock derivative liabilities	—	—	44,529
Total liabilities at fair value	$—	$11,298	$44,529

	Fair Value Measurements on a Recurring Basis
	December 31, 2012
	(in thousands)
Assets	Level 1	Level 2	Level 3
Available for sale securities	$1,958	$—	$—
Commodity derivative assets	—	4,882	—
Convertible security derivative assets	—	—	264
Total assets at fair value	$1,958	$4,882	$264
Liabilities
Commodity derivative liabilities	$—	$7,477	$—
Convertible preferred stock derivative liabilities	—	—	43,548
Total liabilities at fair value	$—	$7,477	$43,548

Other Fair Value Measurements

The carrying value of our MHR Senior Revolving Credit Facility approximates fair value as it is subject to short-term floating interest rates that approximate the rates available to us for those periods.  The fair value hierarchy for our MHR Senior Revolving Credit Facility is Level 1.

The fair value of our Senior Notes is based on quoted market prices available to us at these dates.  The estimated fair value of our Senior Notes as of March 31, 2013 and December 31, 2012 was $622.3 million and $613.5 million, respectively.  The fair value hierarchy for our Senior Notes is Level 2 (quoted prices for identical assets in active markets).

The fair value of Eureka Hunter Pipeline, LLC’s second lien term loan is the estimated cost to acquire the debt, including a credit spread for the difference between the issue rate and the period end market rate.  The credit spread is the Company’s default or repayment risk.  The credit spread (premium or discount) is determined by comparing the Company’s fixed-rate notes and credit facility to new issuances (secured and unsecured) and secondary trades of similar size and credit statistics for both public and private debt.  The fair value of all fixed-rate notes and the credit facility is based on interest rates currently available to the Company.  Eureka Hunter Pipeline, LLC’s second lien term loan is valued using an income approach and classified as Level 3 in the fair value hierarchy.

The Company uses available market data and valuation methodologies to estimate the fair value of debt.  The carrying amounts and fair values of long-term debt are as follows:

		March 31, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(in thousands)
Senior Notes (1)	2	$597,207	$622,300	$597,212	$613,500
MHR Senior Revolving Credit Facility (2)	1	$325,000	$325,000	$225,000	$225,000
Eureka Hunter Pipeline, LLC second lien term loan (3)	3	$50,000	$58,694	$50,000	$58,550
Equipment note payable (3) (4)	3	$10,010	$9,313	$9,785	$8,687

1.	The fair value of our Senior Notes is based on quoted market prices available to us for those periods.

2.	The carrying value of the MHR Senior Revolving Credit Facility approximates fair value as it is subject to short-term floating interest rates that approximate the rates available to us at these dates.

3.
The fair value of each of (a) Eureka Hunter Pipeline, LLC’s second lien term loan and (b) the equipment note payable is the estimated cost to acquire the debt, including a credit spread for the difference between the issue rate and the period end market rate.  The credit spread is Eureka Hunter Pipeline, LLC’s default or repayment risk.  The credit spread (premium or discount) is determined by comparing fixed-rate notes and credit facility to new issuances (secured and unsecured) and secondary trades of similar size and credit statistics for both public and private debt.

4.	The Company has various equipment notes outstanding at March 31, 2013 and December 31, 2012 for which carrying values approximate fair values and have been excluded from the table above.

Fair Value on a Non-Recurring Basis
The Company follows the provisions of ASC 820-10 for non-financial assets and liabilities measured at fair value on a non-recurring basis. As it relates to Magnum Hunter, ASC 820-10 applies to certain non-financial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; measurements of oil and natural gas property impairments; and the initial recognition of asset retirement obligations, for which fair value is used. These asset retirement obligation ("ARO") estimates are derived from historical costs as well as management's expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, Magnum Hunter has designated these measurements as Level 3.
A reconciliation of the beginning and ending balances of Magnum Hunter's ARO is presented in "Note 8 - Asset Retirement Obligation".

NOTE 5 — FINANCIAL INSTRUMENTS AND DERIVATIVES

We periodically enter into certain commodity derivative instruments such as futures contracts, swaps, collars, and basis swap contracts, which are effective in mitigating commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. We have not designated any of our commodity derivatives as hedges under ASC 815. When actual commodity prices exceed the fixed price provided by these contracts, we pay this excess to the counterparty, and when actual commodity prices are below the contractually provided fixed prices, we receive the difference from the counterparty.
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
Our failure to service any of our debt or to comply with any of our debt covenants could result in a default under the related debt agreement, and under any commodity derivative contract under which such debt default is a cross-default, which could result in the early termination of the commodity derivative contract (and an early termination payment obligation) and/or otherwise materially adversely affect our business, financial condition and results of operations.
As of March 31, 2013, we had the following derivative instruments in place:

			Weighted Average
Natural Gas	Period	MMBTU/day	Price per MMBTU
Collars	Apr 2013 - Dec 2013	12,500	$4.50 - $5.96 (1)
Swaps	Apr 2013 - Dec 2013	25,500	$3.64
Ceilings purchased (call)	Apr 2013 - Dec 2013	10,000	$6.00
Ceilings sold (call)	Jan 2014 - Dec 2014	16,000	$5.91
			Weighted Average
Crude Oil	Period	Bbls/day	Price per Bbl
Collars	Apr 2013 - Dec 2013	2,763	$81.38 - $97.61
Three-way collars (2)	Jan 2014 - Dec 2014	663	$65.00 - $85.00 - $91.25
Three-way collars (2)	Jan 2015 - Dec 2015	259	$70.00 - $85.00 - $91.25
Three-way collars (2)	Apr 2013 - Dec 2013	2,000	$60.63 - $80.00 - $100.00
Three-way collars (2)	Jan 2014 - Dec 2014	4,000	$64.94 - $85.00 - $102.50
Three-way collars (3)	Apr 2013 - Dec 2013	763	$65.00 - $91.25 - $101.25

Swaps	Apr 2013 - Dec 2013	5,450	$92.72
Ceilings purchased (call)	Apr 2013 - Dec 2013	2,250	$100.00
Ceilings sold (call)	Jan 2015 - Dec 2015	1,570	$120.00
Floors purchased (put)	Apr 2013 - Dec 2013	1,750	$90.00
Floors sold (put)	Apr 2013 - Dec 2013	5,438	$76.03

(1) Weighted average prices for sold put and sold call, respectively.
(2) These three-way collars are a combination of three options: a sold put, a purchased put, and a sold call.
(3) This three-way collar is a combination of three options: a sold put, a purchased call, and a sold call.

Currently, Bank of America, Bank of Montreal, KeyBank National Association, Credit Suisse Energy, LLC, UBS AG London Branch, Deutsche Bank AG London Branch, Citibank, N.A., and J. Aron & Company are the only counterparties to our commodity derivatives positions.  We are exposed to credit losses in the event of nonperformance by the counterparties on our commodity derivatives positions.  However, we do not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions.  All counterparties or their affiliates are participants in our MHR Senior Revolving Credit Facility, and the collateral for the outstanding borrowings under our MHR Senior Revolving Credit Facility is used as collateral for our commodity derivatives with those counterparties.

At March 31, 2013, the Company had preferred stock derivative liabilities resulting from certain conversion features, redemption options, and other features of our Series A Convertible Preferred Units of Eureka Hunter Holdings, LLC. See "Note 4 – Fair Value of Financial Instruments" and "Note 12 — Redeemable Preferred Stock", for more information.

At March 31, 2013, the Company also had a convertible security embedded derivative asset primarily due to the conversion feature of the promissory note received as partial consideration for the sale of Hunter Disposal, LLC. See "Note 4 – Fair Value of Financial Instruments", "Note 6 – Discontinued Operations" and "Note 14 – Related Party Transactions", for additional information.

The following table summarizes the fair value of our commodity derivative contracts as of the dates indicated:

		Gross Derivative Assets		Gross Derivative Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Classification	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
		(in thousands)
Commodity
	Current Assets - Derivatives	$345	$4,882	$—	$—
	Derivatives and other long term assets	226	—	—	—
	Derivatives and other current liabilities	—	—	(9,136)	(3,501)
	Derivatives and other long term liabilities	—	—	(2,162)	(3,976)
Total Commodity		$571	$4,882	$(11,298)	$(7,477)
Financial
	Derivative assets - current	$220	$264	$—	$—
	Derivative liabilities - long term	—	—	(44,529)	(43,548)
Total financial		$220	$264	$(44,529)	$(43,548)

 The following table summarizes the realized and unrealized gains and losses on change in fair value of our derivative contracts as of the dates indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Realized gain	$956	$1,487
Unrealized loss	(8,447)	(2,902)
Net loss	$(7,491)	$(1,415)

NOTE 6 — DISCONTINUED OPERATIONS

On February 17, 2012, the Company, through its wholly-owned subsidiary, Triad Hunter, LLC, sold 100% of its equity ownership interest in Hunter Disposal, LLC to an affiliate of GreenHunter Resources, Inc. ("GreenHunter"), for total consideration of $9.3 million, comprised of cash of $2.2 million, 1,846,722 common shares of GreenHunter valued at $2.6 million based on a closing price of $1.79 per share, discounted for restrictions, 88,000 shares of GreenHunter 10% Series C Preferred Stock, valued at $1.9 million based on a stated value of $25.00 per share, and a promissory note of $2.2 million which is convertible, at the option of the Company, into 880,000 shares of GreenHunter common stock based on the conversion price of $2.50 per share. The Company recognized an embedded derivative asset resulting from the conversion option on the convertible promissory note with fair market value of $405,000. See "Note 4 - Fair Value of Financial Instruments" for additional information. The cash proceeds from the sale were adjusted downward to $783,000 for changes in working capital to reflect the effective date of the sale of December 31, 2011. GreenHunter is a related party as described in "Note 14 - Related Party Transactions". The operating results of Hunter Disposal, LLC for the three months ended March 31, 2012, have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below:

Three Months Ended March 31, 2012 (1)
(in thousands)
Revenues	$2,400
Operating expenses	(2,047)
Other income (expense)	(123)
Gain on sale of discontinued operations (2)	2,409
Income from discontinued operations	$2,639
___________________________
(1)         Represents operations from January 1, 2012 through February 17, 2012, the date of the sale.
(2)         In the fourth quarter of 2012, the Company revised its disclosure of discontinued operations for the year ended December 31, 2012, to include adjustments reducing the gain on sale of discontinued operations. The adjustments included a tax adjustment of $1.4 million and an adjustment to discount the value of the shares received in consideration of $619,000. The impact of these revisions to Magnum Hunter is a decrease in the gain on sale of discontinued operations of $2.0 million, which was recorded in the quarter ended December 31, 2012.  Management concluded the revision was not material to the related March 31, 2012 financial statements.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and the liabilities assumed. The Company has goodwill of $30.6 million related to our midstream segment as a result of our acquisition of the assets of TransTex Gas Services, LP in April 2012.

Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less than annually. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired. The Company performed its annual assessment of goodwill impairment in April 2013 and did not recognize impairment of goodwill at that time.
Intangible Assets

Intangible assets consist primarily of the fair value of the acquired gas gathering and processing contracts and customer relationships in the TransTex assets acquisition completed in 2012.  The fair value of the intangible assets was determined using a discounted cash flow model with a discount rate of 13%.  Such assets are being amortized over the weighted average term of 8.5 years. At March 31, 2013, our intangible assets were not impaired.

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

The following table summarizes the Company’s asset retirement obligation activities during the three month period ended March 31, 2013:

Three Months Ended March 31, 2013
(in thousands)
Asset retirement obligation at beginning of period	$30,680
Liabilities incurred	60
Liabilities settled	(337)
Accretion expense	517
Revisions in estimated liabilities (1)	1,935
Effect of foreign currency translation	(31)
Asset retirement obligation at end of period	32,824
Less: current portion (included in other liabilities)	(2,983)
Asset retirement obligation at end of period	$29,841
 (1) $1.5 million of the revisions in estimated liabilities is related to change in assumptions used in certain wells in Williston Basin US and Tableland Canada.

NOTE 9 — LONG-TERM DEBT

Long-term debt at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Senior Notes Payable due May 15, 2020, interest rate of 9.75%, net of unamortized net discount of $2.8 million	$597,207	$597,212
Various equipment and real estate notes payable with maturity dates January 2015 - April 2021, interest rates of 4.25% - 5.70%	18,921	18,548
Eureka Hunter Pipeline, LLC second lien term loan due August 16, 2018, interest rate of 12.5%	50,000	50,000
MHR Senior Revolving Credit Facility due April 13, 2016, interest rate of 2.96% at March 31, 2013 and 3.56% at December 31, 2012	325,000	225,000
	$991,128	890,760
Less: current portion	(4,346)	(3,991)
Total long-term debt obligations, net of current portion	$986,782	886,769
 ____________________________

The following table presents the scheduled or expected approximate annual maturities of debt, gross of unamortized discount:

(in thousands)
2013	$3,255
2014	4,369
2015	7,520
2016	327,627
2017	1,149
Thereafter	650,000
Total	$993,920

MHR Senior Revolving Credit Facility

On April 13, 2011, the Company entered into a Second Amended and Restated Credit Agreement, referred to, as amended, as our MHR Senior Revolving Credit Facility or senior revolving credit facility, by and among the Company, Bank of Montreal, as administrative agent, and the lenders party thereto.
The MHR Senior Revolving Credit Facility provides for an asset‑based, senior secured revolving credit facility maturing on April 13, 2016. The MHR Senior Revolving Credit Facility is governed by a semi-annual borrowing base redetermination derived from the Company’s proved crude oil and natural gas reserves, and based on such redetermination, the borrowing base may be decreased or may be increased up to a maximum commitment level of $750.0 million.

On February 25, 2013, pursuant to an amendment to this facility, the non-conforming borrowing base was eliminated, and the conforming borrowing base was increased to $350.0 million. On April 23, 2013, pursuant to a subsequent amendment, the borrowing base was decreased from $350.0 million to $265.0 million, effective upon the closing of the Company's sale of 100% of the capital stock of Eagle Ford Hunter, Inc. to Penn Virginia Oil & Gas Corporation. See "Note 18 – Subsequent Events" for additional information.

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

The Company had loans outstanding under this senior revolving credit facility of $325.0 million and $225.0 million at March 31, 2013 and December 31, 2012, respectively.

Interest expense was $18.8 million and $5.4 million for the quarter ended March 31, 2013 and 2012, respectively, which includes amortization of deferred financing costs of $857,000 and $563,000, respectively.

At March 31, 2013, we were in compliance with all of our covenants, as amended or waived, contained in the MHR Senior Revolving Credit Facility.

NOTE 10 — SHARE-BASED COMPENSATION

Under our amended and restated Stock Incentive Plan, our common stock, common stock options, and stock appreciation rights may be granted to directors, officers, employees and other persons who contribute to the success of Magnum Hunter.  Currently, 27,500,000 shares of our common stock are authorized to be issued under the plan, and 3,749,682 shares had been issued as of March 31, 2013.

On January 17, 2013, the Company granted 3,942,575 common stock options to officers, executives, and employees of the Company, with an exercise price of $4.16, of which 3,080,000 have a term of 10 years and 862,575 have a term of 5 years. The options vest over a 3-year period with 25% of the options vesting immediately. The Company also granted to board members 420,000 common stock options, which have a term of 10 years and vested immediately.

We recognized share-based compensation expense of $6.3 million and $4.6 million for the three months ended March 31, 2013 and 2012 respectively.

A summary of common stock option activity for the three months ended March 31, 2013 and March 31, 2012 is presented below:

			Weighted Average Exercise Price per Share
	Three Months Ended March 31,
	2013	2012	2013	2012
	(in Thousands)
Outstanding at beginning of period	14,847	12,566	$6.01	$5.64
Granted	4,363	—	$4.16	$—
Exercised	—	(831)	$—	$1.38
Forfeited	(225)	(403)	$7.37	$7.79
Outstanding at end of period	18,985	11,332	$5.57	$5.88
Exercisable at end of period	9,946	7,211	$5.65	$5.75

A summary of the Company’s non-vested common stock options and stock appreciation rights for the three months ended March 31, 2013 and March 31, 2012 is presented below:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Non-vested at beginning of period	6,163	5,651
Granted	4,363	—
Vested	(1,482)	(1,150)
Forfeited	(6)	(380)
Non-vested at end of period	9,038	4,121

Total unrecognized compensation cost related to the non-vested common stock options was $17.2 million and $7.1 million as of March 31, 2013 and 2012, respectively.  The unrecognized cost at March 31, 2013, is expected to be recognized over a weighted-average period of 1.89 years.  At March 31, 2013, the weighted average remaining contract life was 6.71 years.

Total unrecognized compensation cost related to non-vested, restricted shares amounted to $264,000 and $663,000 as of March 31, 2013 and 2012, respectively.  The unrecognized cost at March 31, 2013, is expected to be recognized over a weighted-average period of 0.67 years.

The assumptions used in the fair value method calculation for the three months ended March 31, 2013, are disclosed in the following table:

Three Months Ended March 31, 2013(1)
Weighted average fair value per option granted during the period (1)	$2.47
Assumptions: (2), (3)
Weighted average stock price volatility	77.77%
Weighted average risk free rate of return	0.70%
Weighted average expected term	4.51 years
  ____________________________

(1)	Calculated using the Black-Scholes fair value based method for service and performance based grants and the Lattice Model for market based grants.

(2)	Our estimated future forfeiture rate is 2.45%.

(3)	The Company does not pay dividends on its common stock.

NOTE 11 —SHAREHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2013, the Company issued 66,025 shares of the Company’s common stock in connection with share-based compensation which had fully vested to senior management and directors of the Company.

During the three months ended March 31, 2013, the Company issued 501,835 shares of the Company’s common stock upon exchange of 501,835 exchangeable shares issued by MHR Exchangeco Corporation in connection with the Company’s acquisition of NuLoch Resources, Inc. in May 2011.

Series D Cumulative Preferred Stock

During the three months ended March 31, 2013, the Company issued under an At the Market (“ATM”) sales agreement an aggregate of 216,068 shares of our 8.0% Series D Cumulative Perpetual Preferred Stock with a liquidation preference of $50.00 per share for cumulative net proceeds of approximately $9.6 million, which included various offering expenses of approximately $200,000.

The 8.0% Series D Cumulative Perpetual Preferred Stock cannot be converted into common stock of the Company but may be redeemed by the Company, at the Company’s option, on or after March 14, 2014, for its liquidation preference of $50.00 per share (plus accrued and unpaid dividends) or in certain circumstances, prior to such date as a result of a change in control.

Series E Preferred Stock

Each share of our Series E Cumulative Convertible Preferred Stock, par value $0.01 per share, or Series E Preferred Stock, has a stated liquidation preference of $25,000 and a dividend rate of 8.0% per annum (based on stated liquidation preference), is convertible at the option of the holder into a number of shares of the Company’s common stock equal to the stated liquidation preference (plus accrued and unpaid dividends) divided by a conversion price of $8.50 per share (subject to anti-dilution adjustments in the case of stock dividends, stock splits and combinations of shares), and is redeemable by the Company under certain circumstances.  The Series E Preferred Stock is junior to the Company’s 10.25% Series C Cumulative Perpetual Preferred Stock and 8.0% Series D Cumulative Perpetual Preferred Stock in respect of dividends and distributions upon liquidation.  Each Depositary Share is a 1/1000th interest in a share of Series E Preferred Stock.  Accordingly, the Depositary Shares have a stated liquidation preference of $25.00 per share and a dividend rate of 8.0% per annum (based on stated liquidation preference), are similarly convertible at the option of the holder into a number of shares of the Company’s common stock equal to the stated liquidation preference (plus accrued and unpaid dividends) divided by a conversion price of $8.50 per share (subject to corresponding anti-dilution adjustments), and are redeemable by the Company under certain circumstances.

During the three months ended March 31, 2013, the Company issued under an ATM sales agreement an aggregate of 27,906 Depositary Shares, each representing a 1/1,000th interest in a share of the Company’s 8% Series E Preferred Stock, liquidation preference $25,000 per share. The Depositary Shares were sold to the public at an average price of $24.24 per Depositary Share, and net proceeds to the Company were $663,000 after deducting underwriting commissions.

Preferred Dividends Paid

A summary of dividends paid by the Company for the three months ended March 31, 2013 and 2012 is presented below:

	2013	2012
	(in thousands)
Dividend on Eureka Hunter Holdings, LLC Series A Preferred Units	$4,582	$147
Dividend on Series C Preferred Stock	2,562	2,562
Dividend on Series D Preferred Stock	4,382	1,885
Dividend on Series E Preferred Stock	1,962	—
Total dividends on Preferred Stock	$13,488	$4,594

Accretion of the difference between the carrying value and the redemption value of the Eureka Hunter Holdings, LLC Series A Convertible Preferred Units of $1.5 million for the three months ended March 31, 2013, and none for the three months ended March 31, 2012, was included in dividends on preferred stock. See "Note 18 - Subsequent Events" for information regarding the current suspension of dividends on our Series C, Series D and Series E preferred stock.

NOTE 12 — REDEEMABLE PREFERRED STOCK

Eureka Hunter Holdings 8% Series A Preferred Units

On March 21, 2012, Eureka Hunter Holdings, LLC, or Eureka Hunter Holdings, entered into a Series A Convertible Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with Magnum Hunter and Ridgeline Midstream Holdings, LLC (“Ridgeline”), an affiliate of ArcLight Capital Partners, LLC. Pursuant to this Unit Purchase Agreement, Ridgeline committed, subject to certain conditions, to purchase up to $200 million of Series A Convertible Preferred Units, representing membership interests of Eureka Hunter Holdings (the “Series A Preferred Units”), of which $151.8 million had been contributed as of March 31, 2013.

During the three months ended March 31, 2013, Eureka Hunter Holdings issued 116,783 Series A Preferred Units as payment of $2.3 million in distributions paid-in-kind to holders of the Series A Preferred Units. The fair value of the embedded derivative feature on the outstanding Eureka Hunter Holdings Series A Preferred Units was determined to be $44.5 million in the aggregate at March 31, 2013.

Dividend expense for the three months ended March 31, 2013 and March 31, 2012 included accretion of the Eureka Hunter Holdings Series A Preferred Units of $1.5 million and none, respectively.

NOTE 13 — TAXES

The Company's income tax expense (benefit) for the three months ended March 31, 2013 and 2012 was:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Deferred	$(4,854)	$(810)
Income tax (benefit)	$(4,854)	$(810)

We recognize deferred income taxes for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. Income tax expense for the three months ended March 31, 2013 included a U. S. valuation allowance of $290.0 million and income tax benefit of $4.9 million for U.S. and Canada. The valuation allowance will continue to be recognized until the realization of future deferred tax benefits are more likely than not to be utilized. The Company files income tax returns in the U.S., various states and Canada. As of March 31, 2013, no adjustments have been proposed by any tax jurisdiction that would have a significant impact on the Company's liquidity, future results of operations or financial position.
The Company closed on the sale of its Eagle Ford Shale properties to Penn Virginia Oil & Gas Corporation on April 24, 2013. While the Company anticipates the recognition of both book and taxable income from the transaction, given future projections of operating results for 2013 and Company's capital expenditure budget for 2013, management believes it is not more likely than not that the Company will realize the benefit of net operating losses in 2013.

NOTE 14 — RELATED PARTY TRANSACTIONS

We rented an airplane for business use for certain members of Company management at various times from Pilatus Hunter, LLC, an entity 100% owned by Gary C. Evans, our Chairman and CEO.  Airplane rental expenses recorded in general and administrative expense totaled $47,250 and $34,000 for the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2012, the Company paid rent of $14,000 pertaining to a lease for a corporate apartment from an executive of the Company which was being used by other Company employees.  The lease was terminated in May of 2012.

Eagle Ford Hunter, Inc.,Triad Hunter, LLC, and Viking International Resources, Inc., or Virco, wholly-owned subsidiaries of the Company, receive services related to disposal water and rental equipment from GreenHunter Resources, Inc., an entity of which Mr. Evans is the Chairman, a major shareholder and former CEO; of which Ronald Ormand, our Chief Financial Officer and a director, is a former director; and of which David Krueger, our former Chief Accounting Officer and Senior Vice President, is the Chief Financial Officer, and its related parties, White Top Oilfield Construction, LLC and Black Water Services, LLC. Salt water disposal costs totaled $855,525 and $562,655 for the three month periods ended March 31, 2013 and 2012, respectively. Rental costs were $0 and $424,000 for the three months ended March 31, 2013 and 2012, respectively. Also, during the three month period ended March 31, 2013, Triad Hunter paid $300,000 to GreenHunter Resources Inc. in prepayment of disposal services. The Company believes that such services are provided at competitive market rates and are comparable to, or more attractive than, rates that could be obtained from unaffiliated third party suppliers of such services. The Company had net accounts payable of $544,180 and $0 as of March 31, 2013 and December 31, 2012, respectively.

On February 17, 2012, the Company sold its wholly-owned subsidiary, Hunter Disposal, LLC, to GreenHunter Water, LLC, a wholly-owned subsidiary of GreenHunter Resources, Inc.  The Company recognized an embedded derivative asset resulting from the conversion option on the convertible promissory note it received as partial consideration for the sale. The fair market value of the derivative was $220,000, and $264,000 at March 31, 2013 and December 31, 2012, respectively.  See "Note - 4 Fair Value of Financial Instruments". In connection with the sale, Triad Hunter, LLC entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity in Kentucky, Ohio, and West Virginia and a five-year tank rental agreement with GreenHunter Water, LLC.  See "Note 6 - Discontinued Operations" for additional information.  The Company has recorded interest income as a result of the note receivable from GreenHunter Resources, Inc, in the amounts of $55,000 and $26,000 for the three months ended March 31, 2013 and 2012, respectively.  As a result of this transaction, the Company has an equity method investment in GreenHunter Resources, Inc. that is included in derivatives and other long term assets and an available for sale investment in GreenHunter Resources, Inc. included in investments.  The loss related to these investments was approximately $525,727 for the three months ended March 31, 2013, and $0 for the three months ended March 31, 2012.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

We had no material changes to our commitments during the three month period ended March 31, 2013, or since our Form 10-K for the year ended December 31, 2012 was filed with the SEC.

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

In addition, on May 10, 2013, Steven Handshu filed a shareholder derivative suit in the 151st Judicial District Court of Harris County, Texas on behalf of the Company against the Company's directors and senior officers. On June 6, 2013, Zachariah Hanft filed another shareholder derivative suit in the Southern District of New York on behalf of the Company against the Company's directors and senior officers. On June 18, 2013, Mark Respler filed another shareholder derivative suit in the District of Delaware on behalf of the Company against the Company's directors and senior officers.  On June 27, 2013, Timothy Bassett filed another shareholder derivative suit in the Southern District of Texas on behalf of the Company against the Company's directors and senior officers. These suits are collectively referred to as the Derivative Cases. The Derivative Cases assert that the individual defendants unjustly enriched themselves and breached their fiduciary duties to the Company by publishing allegedly false and misleading statements to the Company's investors regarding the Company's business and financial position and results, and allegedly failing to maintain adequate internal controls. The complaints demand that the defendants pay unspecified damages to the Company, including damages allegedly sustained by the Company as a result of the alleged breaches of fiduciary duties by the defendants, as well as disgorgement of profits and benefits obtained by the defendants, and reasonable attorneys', accountants' and experts' fees and costs to the plaintiffs. The Derivative Cases are in their preliminary stages. The individual defendants intend to vigorously defend the Derivative Cases. It is possible that additional shareholder derivative suits could be filed over these events.

The Company also received an April 26, 2013 letter from the SEC stating that the SEC's Division of Enforcement was conducting an inquiry regarding the Company's internal controls, change in outside auditors and public statements to investors and asking the Company to preserve documents relating to these matters. The Company is complying with this request.

The Company believes that these claims are covered by the terms of its directors' and officers' insurance policies, and that the coverage available under these insurance policies will be adequate to cover the costs of these claims, including professional fees and other defense costs. However, we cannot provide any assurances regarding the foregoing, and we refer you to the risk factors contained in our annual report on Form 10-K for the year ended December 31, 2012, including the risk factor entitled "A pending SEC inquiry and pending third-party litigation may divert the attention of management and other important resources, may expose us to negative publicity and could have a material adverse effect on our business, financial condition, results of operations and cash flows."

NOTE 16 — SEGMENT REPORTING

United States ("U.S.") Upstream, Canadian Upstream, Midstream and Oilfield Services represent the operating segments of the Company.  The factors used to identify these reportable segments are based on the nature of the operations, nationality, operating strategies and management expertise involved in each.  The Upstream segments are organized and operate to explore for and produce crude oil and natural gas within the geographic boundaries of the U.S. and Canada.  The Midstream segment operates a network of pipelines and compression stations that gather natural gas and NGLs for transportation to market. The Oilfield Services segment is organized and operates by selling drilling services to other oil and gas exploration and production companies. Midstream and Oilfield Services customers are primarily third party oil and gas companies, in addition to the Upstream segments of the Company.

The following tables set forth operating activities by segment for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31, 2013
	(in thousands)
	U.S. Upstream	Canadian Upstream	Midstream	Oilfield Services	Corporate Unallocated	Inter-segment Eliminations	Total
Revenues
Oil and gas sales	$65,655	$12,777	$—	$—	$—	$—	$78,432
Gas transportation, gathering and processing	—	—	17,302	—	—	(1,406)	15,896
Oilfield services	—	—	—	3,731	—	(38)	3,693
Gain (loss) on sale of assets and other revenue	23	—	—	—	—	—	23
Total revenue	65,678	12,777	17,302	3,731	—	(1,444)	98,044
Expenses
Lease operating expenses	13,612	1,733	—	—	—	(1,444)	13,901
Severance taxes and marketing	4,431	210	—	—	—	—	4,641
Exploration and abandonments	29,733	50	—	—	—	—	29,783
Gas transportation, gathering and processing	—	—	13,431	—	—	—	13,431
Oilfield services	—	—	—	3,335	—	—	3,335
Depreciation, depletion, and accretion	22,634	9,433	2,687	338	—	—	35,092
General and administrative	3,743	970	1,237	364	15,992	—	22,306
Total expenses	74,153	12,396	17,355	4,037	15,992	(1,444)	122,489
Interest income	101	764	—	—	1,254	(2,008)	111
Interest expense	(1,954)	(673)	(839)	(89)	(17,204)	2,008	(18,751)
Gain (loss) on derivative contracts	(44)	—	(271)	—	(7,176)	—	(7,491)
Other income and (expense)	1,007	—	15	—	—	—	1,022
Total other income and expense	(890)	91	(1,095)	(89)	(23,126)	—	(25,109)
Income (loss) from continuing operations before income taxes	(9,365)	472	(1,148)	(395)	(39,118)	—	(49,554)
Income tax benefit	4,854	—	—	—	—	—	4,854
Net income (loss)	$(4,511)	$472	$(1,148)	$(395)	$(39,118)	$—	$(44,700)
Total segment assets	$1,658,324	$262,320	$240,860	$29,121	$125,233	$(1,929)	$2,313,929

	Three Months Ended March 31, 2012
	(in thousands)
	U.S. Upstream	Canadian Upstream	Midstream	Oilfield Services	Corporate Unallocated	Inter-segment Eliminations	Total
Revenues
Oil and gas sales	$42,119	$9,053	$—	$—	$—	$—	$51,172
Gas transportation, gathering and processing	—	—	1,161	—	—	—	1,161
Oilfield services	—	—	—	4,868	—	(1,211)	3,657
Gain (loss) on sale of assets and other revenue	2	—	3	(276)	—	—	(271)
Total revenue	42,121	9,053	1,164	4,592	—	(1,211)	55,719
Expenses
Lease operating expenses	11,037	1,330	—	—	—	(863)	11,504
Severance taxes and marketing	3,085	638	—	—	—	—	3,723
Exploration and abandonments	9,014	2	—	—	—	—	9,016
Gas transportation, gathering and processing	—	—	120	—	—	—	120
Oilfield services	—	—	—	2,348	—	(348)	2,000
Depreciation, depletion, and accretion	21,242	4,819	468	199	—	—	26,728
General and administrative	2,966	692	312	49	10,824	—	14,843
Total expenses	47,344	7,481	900	2,596	10,824	(1,211)	67,934
Interest income	1	769	—	—	—	(763)	7
Interest expense	(788)	(1)	(1,282)	(83)	(3,993)	763	(5,384)
Gain (loss) on derivative contracts	—	—	—	—	(1,415)	—	(1,415)
Other income and (expense)	1,034	—	—	—	—	—	1,034
Total other income and expense	247	768	(1,282)	(83)	(5,408)	—	(5,758)
Income (loss) from continuing operations before income taxes	(4,976)	2,340	(1,018)	1,913	(16,232)	—	(17,973)
Income tax expense (benefit)	(1,392)	582	—	—	—	—	(810)
Net income (loss) from continuing operations	(3,584)	1,758	(1,018)	1,913	(16,232)	—	(17,163)
Income from discontinued operations	—	—	—	354	—	—	354
Gain on sale of discontinued operations	4,325	—	—	—	—	—	4,325
Net income (loss)	$741	$1,758	$(1,018)	$2,267	$(16,232)	$—	$(12,484)
Total segment assets	$929,340	$237,695	$93,645	$14,113	$75,740	$(805)	$1,349,728

NOTE 17 — CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

Certain of the Company's wholly-owned subsidiaries, Eagle Ford Hunter, Inc. (up to April 24, 2013, when it was sold to Penn Virginia Oil & Gas Corporation), Triad Hunter, LLC, NGAS Hunter, LLC, Magnum Hunter Production, Inc., Williston Hunter, Inc., Williston Hunter ND, LLC and Bakken Hunter, LLC (collectively, “Guarantor Subsidiaries”), have fully and unconditionally guaranteed, on a joint and several basis, the obligations of the Company under any debt securities that the Company may issue from time to time pursuant to a currently effective universal shelf registration statement of the Company on Form S-3, which issuances of debt securities cannot be made until the Company again becomes eligible to use the Form S-3 registration statement.

Condensed consolidating financial information for Magnum Hunter Resources Corporation, the Guarantor Subsidiaries and the other subsidiaries of the Company (the “Non Guarantor Subsidiaries”) as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012, are as follows:

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Balance Sheets
(in thousands)

	As of March 31, 2013
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
ASSETS
Current assets	$95,536	$319,406	$46,657	$(1,929)	$459,670
Intercompany accounts receivable	827,501	—	—	(827,501)	—
Property and equipment (using successful efforts method of accounting)	9,086	1,203,822	575,746	—	1,788,654
Investment in subsidiaries	780,138	100,532	94,549	(975,219)	—
Other assets	20,610	1,952	43,043	—	65,605
Total Assets	$1,732,871	$1,625,712	$759,995	$(1,804,649)	$2,313,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$48,492	$214,570	$46,179	$(1,929)	$307,312
Intercompany accounts payable	—	803,063	24,438	(827,501)	—
Long-term liabilities	929,172	79,245	129,468	—	1,137,885
Redeemable preferred stock	100,000	—	103,889	—	203,889
Shareholders’ equity	655,207	528,834	456,021	(975,219)	664,843
Total Liabilities and Shareholders’ Equity	$1,732,871	$1,625,712	$759,995	$(1,804,649)	$2,313,929

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Balance Sheets
(in thousands)

	As of December 31, 2012
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
ASSETS
Current assets	$63,167	$97,434	$74,927	$(31,209)	$204,319
Intercompany accounts receivable	803,834	—	—	(803,834)	—
Property and equipment (using successful efforts method of accounting)	9,596	1,363,651	551,166	—	1,924,413
Investment in subsidiaries	763,856	101,342	102,354	(967,552)	—
Other assets	20,849	5,341	43,710	—	69,900
Total Assets	$1,661,302	$1,567,768	$772,157	$(1,802,595)	$2,198,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$28,503	$155,993	$89,537	$(30,377)	$243,656
Intercompany accounts payable	—	796,008	7,826	(803,834)	—
Long-term liabilities	831,286	83,508	127,652	—	1,042,446
Redeemable preferred stock	100,000	—	100,878	—	200,878
Shareholders’ equity	701,513	532,259	446,264	(968,384)	711,652
Total Liabilities and Shareholders’ Equity	$1,661,302	$1,567,768	$772,157	$(1,802,595)	$2,198,632

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Operations
(in thousands)

	Three Months Ended March 31, 2013
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Revenues	$(174)	$63,437	$36,225	$(1,444)	$98,044
Expenses	39,633	71,170	38,239	(1,444)	147,598
Loss from continuing operations before equity in net income of subsidiary	(39,807)	(7,733)	(2,014)	—	(49,554)
Equity in net income of subsidiary	(9,474)	(529)	(7,805)	17,808	—
Income (loss) from continuing operations before income taxes	(49,281)	(8,262)	(9,819)	17,808	(49,554)
Income tax benefit	—	4,854	—	—	4,854
Net income (loss)	(49,281)	(3,408)	(9,819)	17,808	(44,700)
Net loss attributable to non-controlling interest	—	—	—	503	503
Net income (loss) attributable to Magnum Hunter Resources Corporation	(49,281)	(3,408)	(9,819)	18,311	(44,197)
Dividends on preferred stock	(8,906)	—	(4,582)	—	(13,488)
Net income (loss) attributable to common shareholders	$(58,187)	$(3,408)	$(14,401)	$18,311	$(57,685)

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Operations
(in thousands)

	Three Months Ended March 31, 2012
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Revenues	$209	$39,823	$16,898	$(1,211)	$55,719
Expenses	16,775	44,240	13,888	(1,211)	73,692
Loss from continuing operations before equity in net income of subsidiary	(16,566)	(4,417)	3,010	—	(17,973)
Equity in net income of subsidiary	3,961	—	(2,275)	(1,686)	—
Income (loss) from continuing operations before income taxes	(12,605)	(4,417)	735	(1,686)	(17,973)
Income tax benefit	—	1,392	(582)	—	810
Income (loss) from continuing operations, net of tax	(12,605)	(3,025)	153	(1,686)	(17,163)
Income from discontinued operations, net of tax	—	—	354	—	354
Gain on sale of discontinued operations, net of tax	—	4,325	—	—	4,325
Net income (loss)	(12,605)	1,300	507	(1,686)	(12,484)
Net loss attributable to non-controlling interest	—	—	—	26	26
Net income (loss) attributable to Magnum Hunter Resources Corporation	(12,605)	1,300	507	(1,660)	(12,458)
Dividends on preferred stock	(4,447)	—	(147)	—	(4,594)
Net income (loss) attributable to common shareholders	$(17,052)	$1,300	$360	$(1,660)	$(17,052)

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
(in thousands)

	Three Months Ended March 31, 2013
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Cash flow from operating activities	$(33,357)	$77,370	$34,444	$(836)	$77,621
Cash flow from investing activities	(142)	(80,944)	(63,351)		(144,437)
Cash flow from financing activities	100,852	(5)	(457)		100,390

Effect of exchange rate changes on cash	—	—	(21)		(21)
Net increase (decrease) in cash	67,353	(3,579)	(29,385)	(836)	33,553
Cash at beginning of period	26,871	(12,858)	43,610		57,623

Cash at end of period	$94,224	$(16,437)	$14,225	$(836)	$91,176

	For the Nine Months Ended Three Months Ended March 31, 2012
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Cash flow from operating activities	$(87,679)	$151,021	$(39,783)	$—	$23,559
Cash flow from investing activities	6,621	(151,385)	(35,218)	—	(179,982)
Cash flow from financing activities	99,118	(32)	74,018	—	173,104

Effect of exchange rate changes on cash	—	—	(33)	—	(33)
Net increase (decrease) in cash	18,060	(396)	(1,016)	—	16,648
Cash at beginning of period	18,758	(5,771)	1,864	—	14,851

Cash at end of period	$36,818	$(6,167)	$848	$—	$31,499

Senior Notes

Certain of the Company’s subsidiaries, including Alpha Hunter Drilling, LLC, Bakken Hunter, LLC, Eagle Ford Hunter, Inc. (up to April 24, 2013, when it was sold to Penn Virginia Oil & Gas Corporation), Hunter Aviation, LLC, Hunter Real Estate, LLC, Magnum Hunter Marketing, LLC, Magnum Hunter Production, Inc., Magnum Hunter Resources, GP, LLC, Magnum Hunter Resources, LP, NGAS Gathering, LLC, NGAS Hunter, LLC, PRC Williston, LLC, Triad Hunter, LLC, Williston Hunter, Inc., Williston Hunter ND, LLC, and Viking International Resources, Co., Inc. (collectively, "Guarantor Subsidiaries"), have guaranteed, on a joint and several, and senior unsecured, basis, the obligations of the Company under all the Senior Notes issued under the indenture entered into by the Company on May 16, 2012, as supplemented.

Condensed consolidating financial information for Magnum Hunter Resources Corporation, the Guarantor Subsidiaries and the other subsidiaries of the Company (the “Non Guarantor Subsidiaries”) as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012, are as follows:

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Balance Sheets
(in thousands)

	As of March 31, 2013
	Magnum Hunter Resources Corporation	PRC Williston, Inc.	Wholly-Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
ASSETS
Current assets	$95,536	$910	$339,072	$26,081	$(1,929)	$459,670
Intercompany accounts receivable	827,501	—	—	—	(827,501)	—
Property and equipment (using successful efforts method of accounting)	9,086	17,948	1,338,654	422,966	—	1,788,654
Investment in subsidiaries	780,138	—	100,532	123,348	(1,004,018)	—
Other assets	20,610	—	2,015	42,980	—	65,605
Total Assets	$1,732,871	$18,858	$1,780,273	$615,375	$(1,833,448)	$2,313,929

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$48,492	$2,386	$231,222	$27,141	$(1,929)	$307,312
Intercompany accounts payable	—	59,052	706,745	61,704	(827,501)	—
Long-term liabilities	929,172	1,333	93,549	113,831	—	1,137,885
Redeemable preferred stock	100,000	—	—	103,889	—	203,889
Shareholders' equity (deficit)	655,207	(43,913)	748,757	308,810	(1,004,018)	664,843
Total Liabilities and Shareholders' Equity	$1,732,871	$18,858	$1,780,273	$615,375	$(1,833,448)	$2,313,929

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Balance Sheets
(in thousands)

	As of December 31, 2012
	Magnum Hunter Resources Corporation	PRC Williston, Inc.	Wholly-Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
ASSETS
Current assets	$63,167	$703	$109,666	$61,991	$(31,208)	$204,319
Intercompany accounts receivable	803,834	—	—	—	(803,834)	—
Property and equipment (using successful efforts method of accounting)	9,596	18,257	1,491,402	405,158	—	1,924,413
Investment in subsidiaries	763,856	—	100,883	102,354	(967,093)	—
Other assets	20,849	—	5,451	43,600	—	69,900
Total Assets	$1,661,302	$18,960	$1,707,402	$613,103	$(1,802,135)	$2,198,632

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$28,503	$2,291	$163,966	$79,272	$(30,376)	$243,656
Intercompany accounts payable	—	58,966	692,330	52,538	(803,834)	—
Long-term liabilities	831,286	1,274	97,587	112,299	—	1,042,446
Redeemable preferred stock	100,000	—	—	100,878	—	200,878
Shareholders' equity (deficit)	701,513	(43,571)	753,519	268,116	(967,925)	711,652
Total Liabilities and Shareholders' Equity	$1,661,302	$18,960	$1,707,402	$613,103	$(1,802,135)	$2,198,632

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Statements of Operations
(in thousands)

	Three Months Ended March 31, 2013
	Magnum Hunter Resources Corporation	PRC Williston, Inc.	Wholly-Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Revenues	$(174)	$1,609	$78,745	$19,308	$(1,444)	$98,044
Expenses	39,633	1,952	87,157	20,300	(1,444)	147,598
Loss from continuing operations before equity in net income of subsidiaries	(39,807)	(343)	(8,412)	(992)	—	(49,554)
Equity in net income of subsidiaries	(8,971)	—	(529)	(7,805)	17,305	—
Loss from continuing operations before income tax	(48,778)	(343)	(8,941)	(8,797)	17,305	(49,554)
Income tax benefit	—	—	4,854	—	—	4,854
Loss from continuing operations	(48,778)	(343)	(4,087)	(8,797)	17,305	(44,700)
Net income (loss)	(48,778)	(343)	(4,087)	(8,797)	17,305	(44,700)
Net loss attributable to non-controlling interest	—	—	—	—	503	503
Net loss attributable to Magnum Hunter Resources Corporation	(48,778)	(343)	(4,087)	(8,797)	17,808	(44,197)
Dividends on preferred stock	(8,906)	—	—	(4,582)	—	(13,488)
Net income (loss) attributable to common shareholders	$(57,684)	$(343)	$(4,087)	$(13,379)	$17,808	$(57,685)

	Three Months Ended March 31, 2012
	Magnum Hunter Resources Corporation	PRC Williston, Inc.		Wholly-Owned Guarantor Subsidiaries		Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Revenues	$209	$2,087		$44,417		$10,217	$(1,211)	$55,719
Expenses	16,775	2,292		46,922		8,914	(1,211)	73,692
Loss from continuing operations before equity in net income of subsidiaries	(16,566)	(205)		(2,505)		1,303	—	(17,973)
Equity in net income of subsidiaries	3,961	—	—	—	—	(2,275)	(1,686)	—
Loss from continuing operations before income tax	(12,605)	(205)		(2,505)		(972)	(1,686)	(17,973)
Income tax benefit	—	—		1,392		(582)	—	810
Loss from continuing operations	(12,605)	(205)		(1,113)		(1,554)	(1,686)	(17,163)
Income from discontinued operations, net of tax	—	—		—		354	—	354
Gain on sale of discontinued operations, net of tax	—	—		4,325		—	—	4,325
Net income (loss)	(12,605)	(205)		3,212		(1,200)	(1,686)	(12,484)
Net loss attributable to non-controlling interest	—	—		—		—	26	26
Net loss attributable to Magnum Hunter Resources Corporation	(12,605)	(205)		3,212		(1,200)	(1,660)	(12,458)
Dividends on preferred stock	(4,447)	—		—		(147)	—	(4,594)
Net income (loss) attributable to common shareholders	$(17,052)	$(205)		$3,212		$(1,347)	$(1,660)	(17,052)

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(in thousands)

	Three Months Ended March 31, 2013
	Magnum Hunter Resources Corporation	PRC Williston, Inc.	Wholly-Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Cash flow from operating activities	$(33,357)	$(1)	$89,742	$22,073	$(836)	$77,621
Cash flow from investing activities	(142)	1	(89,577)	(54,719)	—	(144,437)
Cash flow from financing activities	100,852	—	402	(864)	—	100,390

Effect of exchange rate changes on cash	—	—	—	(21)	—	(21)
Net increase (decrease) in cash	67,353	—	567	(33,531)	(836)	33,553
Cash at beginning of period	26,871	—	(12,582)	43,334	—	57,623

Cash at end of period	$94,224	$—	$(12,015)	$9,803	$(836)	$91,176

	Three Months Ended March 31, 2012
	Magnum Hunter Resources Corporation	PRC Williston, Inc.		Guarantor Subsidiaries		Non Guarantor Subsidiaries		Eliminations		Magnum Hunter Resources Corporation Consolidated
Cash flow from operating activities	$(87,679)	$48		$151,653		$(40,463)		$—		$23,559
Cash flow from investing activities	6,620	(48)		(153,208)		(33,346)		—		(179,982)
Cash flow from financing activities	99,119	—		1,228		72,757		—		173,104

Effect of exchange rate changes on cash	—	—		—		(33)		—		(33)
Net increase (decrease) in cash	18,060	—		(327)		(1,085)		—		16,648
Cash at beginning of period	18,758	—		(5,872)		1,965		—		14,851

Cash at end of period	$36,818	$—	—	$(6,199)	—	$880	—	$—	—	$31,499

NOTE 18 — SUBSEQUENT EVENTS

Derivative Contracts

We entered into commodity derivative contracts subsequent to March 31, 2013, through June 30, 2013. Our objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of our future natural gas and crude oil sales from the risk of significant declines in commodity prices, which helps insure our ability to fund our capital expenditure budget.  We have not designated any of these commodity derivatives as hedges under ASC 815.

The table below is a summary of our commodity derivatives entered into subsequent to March 31, 2013 through June 30, 2013:

			Weighted Average
Natural Gas	Period	MMBTU/day	Price per MMBTU
Swaps	Apr 2013 - Dec 2013	10,000	$3.83
	Jan 2014 - Dec 2014	5,000	$4.26

Floors purchased (put)	Jan 2014 - Dec 2014	10,000	$4.25

Floors sold (put)	Jan 2014 - Dec 2014	10,000	$3.75

Ceilings purchased (call)	Jan 2014 - Dec 2014	10,000	$6.15

Ceilings sold (call)	Jan 2014 - Dec 2014	10,000	$4.78

Issuance of Series A Preferred Units of Eureka Hunter Holdings

Eureka Hunter Holdings issued 116,783 of Series A Preferred Units with a redemption value of $2.3 million for dividends paid-in-kind subsequent to March 31, 2013 through July 3, 2013.

On April 11, 2013, Eureka Hunter Holdings issued 1,000,000 Series A Preferred Units to Ridgeline for net proceeds of $19.8 million, net of transaction costs. The Series A Preferred Units outstanding at July 3, 2013 represent 39.5% of the ownership of Eureka Hunter Holdings on a basis as converted to Class A Common Units of Eureka Hunter Holdings.

Sixteenth Amendment to Second Amended and Restated Credit Agreement

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

Seventeenth Amendment to Second Amended and Restated Credit Agreement
On April 23, 2013, pursuant to the Seventeenth Amendment to Second Amended and Restated Credit Agreement and Limited Consent (the “Seventeenth Amendment”), the MHR Senior Revolving Credit Facility was amended to, among other things, provide for the decrease of the borrowing base from $350 million to $265 million, effective upon the closing of the Company's sale of 100% of the outstanding capital stock of Eagle Ford Hunter, Inc., the Company's wholly-owned subsidiary, to Penn Virginia Oil & Gas Corporation pursuant to a stock purchase agreement dated April 2, 2013. In addition, pursuant to the Seventeenth Amendment, the deadline under the MHR Senior Revolving Credit Facility for the Company's delivery of its audited 2012 annual financial statements to the lenders under the MHR Senior Revolving Credit Facility was extended to the earlier of (i) 57 days after notice to the Company by the trustee under the Company's Senior Notes (the “Senior Notes”) of the Company's failure to comply with Section 4.02(a) of the indenture governing the Senior Notes (concerning the delivery of reports under the Securities Exchange Act of 1934) or (ii) June 17, 2013. The Company filed its 2012 Form 10-K on June 14, 2013 which included its audited financial statements for the year ended December 31, 2012; and thus, met its requirements with respect to the delivery of its annual financial statements.The deadline under the MHR Senior Revolving Credit Facility for the Company's delivery of its first quarter 2013 financial statements to the lenders under the MHR Senior Revolving Credit Facility was also extended, to the earlier of (i) 30 days after the delivery date of the audited 2012 annual financial statements under the new deadline or (ii) July 12, 2013. With the filing of this Form 10-Q, the Company has met its requirements for the delivery of its financial statements for the first quarter of 2013. Under the Seventeenth Amendment, the lenders under the MHR Senior Revolving Credit Facility waived any event of default under the facility that may occur as a result of a default occurring under the Company's Senior Notes indenture (the "Indenture") due to the Company's failure to comply with Section 4.02(a) of the Indenture with respect to the filing of the Company's Form 10-Q for the quarterly period ended March 31, 2013. The Seventeenth Amendment also revises Section 9.18 of the MHR Senior Revolving Credit Facility to clarify that existing maximum hedging limits apply to each of crude oil (including NGLs) and natural gas independently, with neither commodity impacting the Company's ability to hedge the other.
Preferred Dividends in Arrears
The indenture governing our Senior Notes and each of our credit facilities, which include our MHR Senior Revolving Credit Facility and Eureka Hunter Pipeline, LLC's revolver and term loan facilities, require us to file with the SEC and make available to certain parties certain reports and documents under the Securities Exchange Act of 1934, including our Forms 10-K and 10-Q, within specified time periods after their respective SEC filing deadlines. As previously disclosed in our SEC filings, we did not timely file with the SEC our Form 10-K for the fiscal year ended December 31, 2012 or our Form 10-Q for the fiscal quarter ended March 31, 2013. We have now filed both of these reports with the SEC, and are planning to file with the SEC within the next several days, pursuant to an amendment to a Form 8-K we filed in April 2013, certain pro forma financial information regarding our sale in April 2013 of Eagle Ford Hunter, Inc. to Penn Virginia Oil & Gas Corporation. We could not file this pro forma financial information until such time as our 2012 Form 10-K and first quarter 2013 Form 10-Q were filed with the SEC.
The late filings of our Form 10-K and Form 10-Q periodic reports constituted a “default” under our Senior Notes indenture, which resulted in the unavailability of certain exceptions to restrictive covenants contained therein, including in respect of our ability to make certain restricted payments, including the payment of dividends on our preferred stock. As a result, we were unable to pay dividends on our Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock for the months of April, May and June 2013. As of July 3, 2013, we had a total of $8.9 million of preferred dividends in arrears. We expect to resume dividend payments on our preferred stock, including the payment of the amounts in arrears, as soon as practicable following the filing of the Form 8-K amendment referred to in the preceding paragraph, subject to remaining in compliance with our debt instruments.

Sale of Eagle Ford Hunter

On April 24, 2013, the Company closed on the sale of all of its ownership interest in its wholly-owned subsidiary, Eagle Ford Hunter, Inc., to an affiliate of Penn Virginia Corporation for a total purchase price of approximately $422.1 million made up of a cash payment of $379.8 million (after customary initial purchase price adjustments) and 10.0 million shares of common stock of Penn Virginia Corporation valued at approximately $42.3 million (based on the closing market price of the stock as of April 24, 2013). The effective date of the sale was January 1, 2013. Upon closing of the sale, $325 million of sale proceeds were used to pay down outstanding borrowings under the MHR Senior Revolving Credit Facility. The carrying value of the assets sold and the associated liabilities have been classified as assets held for sale and liabilities associated with assets held for sale at March 31, 2013. Discontinued operations treatment is not presented because the Company continues to hold undeveloped leasehold properties and plans to continue significant activities in the Eagle Ford Shale.

Certain Unaudited Pro Forma Divestment Information. The following pro forma revenues and pro forma net loss are presented for the quarter ended March 31, 2013 as if the sale of our Eagle Ford Hunter, Inc. subsidiary had occurred at January 1, 2012:

Quarter Ended March 31,
In thousands, except per share data	2013
Pro forma total revenues	$72.2
Pro forma net loss	$(72.2)
Pro forma net loss per share
Basic	$(0.43)
Diluted	$(0.43)

The following pro forma revenues and pro forma net loss are presented for the year ended December 31, 2012 as if the sale of our Eagle Ford Hunter, Inc. subsidiary had occurred at January 1, 2012:

Year Ended December 31,
In thousands, except per share data	2012
Pro forma total revenues	$198.9
Pro forma net loss	$(186.9)
Pro forma net loss per share
Basic	$(1.20)
Diluted	$(1.20)

On June 24, 2011, the Company entered into a 40-month drilling contract, for a term from July 1, 2011 through October 31, 2014. Our remaining maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, was approximately $9.2 million as of March 31, 2013. This drilling contract was assigned to the purchaser of Eagle Ford Hunter, Inc. in connection with the sale of Eagle Ford Hunter, Inc.in April 2013.

Purchase of Drilling Rig

On May 7, 2013, the Company, through its wholly-owned subsidiary, Alpha Hunter Drilling, LLC, completed the purchase of a new drilling rig intended for use in the Utica and Marcellus Shale formations located in southeastern Ohio and western West Virginia. Costs to acquire and install the rig and components were $14.6 million, of which $1.1 million remains due in equal installments over twelve months beginning in June 2013.

Filing of Annual Report on Form 10-K

On June 14, 2013, we filed with the SEC our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations and our financial condition. This section should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC.  Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material.  Certain statements in this discussion may be forward-looking.  These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report.  A glossary containing the meaning of certain oil and gas industry terms used in this management’s discussion and analysis follows the section entitled "Cautionary Statements Regarding Forward-Looking Statements” below.

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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors detailed below and discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, and subsequent filings.  All forward-looking statements speak only as of the date of this report.  We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.  These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	global economic and financial market conditions,

•	our business strategy,

•	estimated quantities of oil and gas reserves,

•	uncertainty of commodity prices in oil and gas,

•	disruption of credit and capital markets,

•	our financial position,

•	our cash flow and liquidity,

•	replacing our oil and gas reserves,

•	our inability to retain and attract key personnel,

•	uncertainty regarding our future operating results,

•	uncertainties in exploring for and producing oil and gas,

•	high costs, shortages, delivery delays or unavailability of drilling rigs, equipment, labor or other services,

•	disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas and other processing and transportation considerations,

•	our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations,

•	competition in the oil and gas industry,

•	marketing of oil, gas and natural gas liquids,

•	exploitation of our current asset base or property acquisitions,

•	the effects of government regulation and permitting and other legal requirements,

•	plans, objectives, expectations and intentions contained in this report that are not historical, and

•	other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, and subsequent SEC filings, including this Quarterly Report on Form 10-Q.

Glossary of terms used:

Bbl.      One stock tank barrel, of 42 US gallons liquid volume, used herein to reference oil or condensate.

Boe.      Barrels of oil equivalent, six Mcf converts to one Boe and forty-two gallons of NGLs converts to one Boe.

MBbl.      Thousand barrels of oil or condensate.

Mcf.      Thousand cubic feet of natural gas.

MMBtu.      Million British thermal units.

MGal.      Thousand gallons of natural gas liquids.

MMcf.      Million cubic feet of natural gas.

MBoe.  Thousand barrels of oil equivalent.

NGLs      Natural gas liquids

/d.      “Per day” when used with volumetric units or dollars.

Business Overview
We are an independent oil and gas company engaged in the exploration for and the exploitation, acquisition, development and production of crude oil, natural gas and natural gas liquids resources in the United States and Canada. We are presently active in three of the most prolific unconventional shale resource plays in North America, specifically, the Marcellus Shale in West Virginia and Ohio; the Utica Shale in southeastern Ohio and western West Virginia; and the Williston Basin/Bakken Shale in North Dakota and Saskatchewan, Canada. Our oil and natural gas reserves and operations are primarily concentrated in West Virginia, Ohio, North Dakota, Kentucky, Texas and Saskatchewan, Canada. We are also engaged in midstream and oil field services operations, primarily in West Virginia, Ohio and Texas.
Our principal business strategy is to (a) exploit our substantial inventory of lower risk, liquids-weighted drilling locations, (b) acquire and develop long-lived proved reserves and undeveloped leases with significant exploitation and development opportunities primarily located in close proximity to our existing core areas of operation and (c) selectively monetize our assets at opportune times and attractive prices. Since the current management team assumed leadership of the Company in May 2009 and completely refocused our business strategy, we have substantially increased our assets and production base through a combination of acquisitions, joint ventures and ongoing development drilling efforts. We believe the increased scale in all our core resource plays allows for ongoing cost recovery and production efficiencies as we exploit and monetize our asset base. We are focused on the further development and exploitation of our asset base, selective “bolt-on” acquisitions of additional operated properties and mineral leasehold acreage positions in our core operating regions, expansion of our midstream operations and, ultimately, the possible monetization of our assets.
On April 24, 2013, we monetized certain of the Company's properties in the oil window of the Eagle Ford Shale in Gonzales and Lavaca Counties in south Texas through a sale of these properties to an affiliate of Penn Virginia Corporation, or Penn Virginia, for a total purchase price of $422.1 million, paid to us in the form of $379.8 million in cash (after customary initial purchase price adjustments) and $42.3 million in Penn Virginia common stock (valued based on the closing market price of the stock of $4.23 as of April 24, 2013). We are required to furnish Penn Virginia with our calculation of the final purchase price adjustments by July 22, 2013. We refer to this sale as our sale of the Eagle Ford Properties or our Eagle Ford Properties Sale. As a result of our sale of the Eagle Ford Properties, we are now strategically focused on our Marcellus Shale and Utica Shale plays in Appalachia and our Bakken and Sanish plays in the Williston Basin.

We have reallocated our 2013 capital expenditure budget of $100 million previously allocated to the Eagle Ford Shale to our other shale plays, resulting in a capital expenditure budget of $150 million for the Marcellus Shale and Utica Shale plays and $150 million for the Williston Basin area, for a total 2013 upstream capital expenditure budget of $300 million.
We are exploring the possible monetization in 2013 or 2014 of all or part of our midstream operations. In addition, we have also identified a number of non-core properties, which we believe represent $100 million to $200 million in aggregate value, for possible divestiture in 2013 and 2014.
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

Recent Events

Sale of Eagle Ford Hunter

On April 24, 2013, the Company sold of all of its ownership interest in its wholly-owned subsidiary, Eagle Ford Hunter, Inc., to an affiliate of Penn Virginia Corporation for a total purchase price of approximately $422.1 million made up of a cash payment of $379.8 million (after customary initial purchase price adjustments) and 10.0 million shares of common stock of Penn Virginia Corporation valued at approximately $42.3 million (based on the closing market price of the stock of $4.23 as of April 24, 2013). We are required to furnish Penn Virginia with our calculation of the final purchase price adjustments by July 22, 2013. The effective date of the sale was January 1, 2013. Upon closing of the sale, $325 million of sale proceeds were used to pay down outstanding borrowings under the MHR Senior Revolving Credit Facility.

On June 24, 2011, the Company entered into a 40-month drilling contract, for a term beginning July 1, 2011 through October 31, 2014. Our remaining maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, was approximately $9.2 million as of March 31, 2013. This drilling contract was assigned to the purchaser of Eagle Ford Hunter in connection with the sale of Eagle Ford Hunter in April 2013, and the Company has no further obligations related to this drilling commitment.

Equity Financings
We raised cash in the total amount of $30.1 million in net proceeds, after offering discounts, commissions and placement fees, but before other offering expenses, through equity transactions from January 1, 2013 through July 3, 2013. Those transactions included:

•	$9.6 million in net proceeds from issuances of our Series D Preferred Stock, at an average gross sales price of $45.34 per share;

•	$663,000 in net proceeds from issuances of Depositary Shares representing our Series E Preferred Stock, at an average gross sales price of $24.24 per Depositary Share; and

•	$19.8 million in net proceeds from issuances of Series A Preferred Units of Eureka Hunter Holdings.
We may continue raising both preferred and common equity in the future depending on our working capital needs, capital expenditure program, acquisition activities, the condition of the capital markets. However, as a result of our failure to file our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly report on Form 10-Q for the quarter ended March 31, 2013 within the time frames required by the SEC, we may be limited in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that would be beneficial to our business.
Until we have timely filed all our required SEC reports for a period of twelve months (which period we expect to expire in August 2014, assuming we remain timely in the filing of our SEC reports for that period), we will be ineligible to use abbreviated and less costly SEC filings, such as the SEC's Form S-3 registration statement, to register our securities for sale. Further, during such period, we will be unable to use our existing shelf registration statement on Form S-3 or conduct ATM offerings of our equity securities, which ATM offerings we had conducted on a regular basis with respect to our preferred stock prior to our late SEC filings. We may use Form S-1 to register a sale of our securities to raise capital or complete acquisitions, but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions in an expeditious manner.
Common Stock Options Granted to Employees, Officers and Directors

See "Note 10 - Share-Based Compensation" of our consolidated financial statements for details relating to stock option grants to employees, officers and members of our board of directors.

Increase in the Number of Authorized Common Shares

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

Amendment to Eureka Hunter Holdings Operating Agreement

On March 7, 2013, the Company and Ridgeline entered into the second amendment to the amended and restated limited liability company agreement of Eureka Hunter Holdings. The amendment provided for an equity contribution of $30.0 million by Magnum Hunter in March 2013, in exchange for 1,500,000 newly issued Class A Common Units of Eureka Hunter Holdings. The amendment also provided that Ridgeline or another affiliate of ArcLight has the exclusive right to fund the next $20.0 million of Eureka Hunter Holdings capital requirements, which Ridgeline did in April 2013, and then the next $70.5 million of such capital requirements will be funded by Ridgeline and the Company on a 40%/60% basis. After giving effect to this equity contribution by Magnum Hunter and the issuances of Series A Preferred Units noted above, as of May 1, 2013, the Company had a 58.3% controlling interest in Eureka Hunter Holdings.

Issuance of Series A Preferred Units of Eureka Hunter Holdings

On April 11, 2013, Eureka Hunter Holdings issued 1,000,000 Series A Preferred Units to Ridgeline for net proceeds of $19.8 million, after transaction costs. The Series A Preferred Units outstanding at the date of this report represent 39.5% of the ownership of Eureka Hunter Holdings on a basis as converted to Class A Common Units of Eureka Hunter Holdings.

Fourteenth through Seventeenth Amendments to MHR Senior Revolving Credit Facility
See "Amendments to Credit Facilities" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and "Note 18 - Subsequent Events" of our consolidated financial statements for details relating to amendments to our MHR Senior Revolving Credit Facility.
Purchase of Drilling Rig

On May 7, 2013, the Company, through its wholly-owned subsidiary, Alpha Hunter Drilling, LLC, completed the purchase of a new drilling rig intended for use in the Utica and Marcellus Shale formations located in southeastern Ohio and West Virginia. Costs to acquire and install the rig and components were $14.6 million, of which $1.1 million remained due in equal installments over twelve months that began in June 2013.

Filing of Annual Report on Form 10-K

On June 14, 2013, we filed with the SEC our annual report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following table sets forth summary information regarding oil, natural gas and natural gas liquids, revenues, production, average product prices and average production costs and expenses for the three months ended March 31, 2013, and 2012, respectively.

		Three Months Ended March 31,
		2013	2012
Oil and gas revenue and production
Revenues (in thousands, U.S. Dollars)
Oil	US	$52,431	$26,460
	Canada	12,605	8,938
Gas	US	11,318	13,788
	Canada	173	110
NGLs	US	1,905	1,871
	Canada	—	5
Total oil and gas sales		$78,432	$51,172

Production
Oil (mbbls)	US	546	269
	Canada	152	95
Gas (mmcfs)	US	2,837	4,397
	Canada	46	64
NGL (mboe)	US	61	41
	Canada	—	—
Total (mboe)		1,239	1,149
Total (boe/d)		13,769	12,624

Average prices (U.S. Dollars)
Oil (per bbl)	US	$96.01	$98.21
	Canada	$83.00	$94.00
Gas (per mcf)	US	$3.99	$3.14
	Canada	$3.79	$1.71
NGL (per boe)	US	$31.37	$45.99
	Canada	$—	$35.05
Total average price (per boe)		$63.29	$44.54

Costs and expenses (per boe)
Lease operating expense		$11.22	$10.01
Severance tax and marketing		$3.75	$3.24
Exploration and abandonment expense		$24.04	$7.85
General and administrative expense (see Footnote 1 below)		$18.00	$12.92
Depletion, depreciation and accretion		$28.32	$23.31

Midstream and oilfield service segments (in thousands)
Midstream operations segment revenue		$15,896	$1,164
Midstream operations segment expense		$13,431	$120
Oilfield services segment revenue		$3,693	$2,193
Oilfield services segment expense		$3,335	$301

(1)        General and administrative expense includes:
(i)  acquisition related expenses of $1.5 million for the three months in 2013 ($1.19 per boe) and $783,000 for the three months in 2012 ($0.68 per boe), and
(ii)    non-cash stock compensation of $6.25 million ($5.04 per boe) for the three months in 2013 and $4.6 million ($4.02 per boe) for the three months in 2012.

Three Months Ended March 31, 2013 and 2012

Oil and gas production. Production increased by 7.8%, or 90 mboe, to 1,239 mboe for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Our average daily production was 13,769 boepd during the 2013 period, representing an overall increase of 9.1%, or 1,145 boepd, compared to 12,624 boepd for the 2012 period. The increase in production in 2013 is primarily attributable to organic growth through the Company’s expanded drilling program which focused mainly on oil and NGLs. However, the increase in production during the three months ended March 31, 2013 was offset by the shut-in of an average of approximately 3,000 boepd of Marcellus Shale production. These production shut-ins were due to complications in bringing on our production after MarkWest's Mobley, West Virginia gas processing plant was completed. The Company experienced higher than expected NGLs present in its Marcellus production which necessitated that Eureka Hunter Pipeline reengineer its gathering lines. Once the gathering lines were reengineered, the Company was also further delayed as new air permits were required from the State of West Virginia. The gathering issues related to the Marcellus production shut-in were resolved in May 2013. These production shut-ins were largely natural gas and NGLs, thus the impact on the Company's cash flow was substantially less than any reduction in our oil volumes. Production for 2013, on a boe basis, was 61% oil and NGLs and 39% natural gas compared to 35% oil and NGLs and 65% natural gas for 2012. The change in production mix toward more oil and NGLs was attributable to increased focus on the development of oil production in both the Eagle Ford Shale and Williston Basin regions.
U.S. Upstream segment. In our U.S. Upstream operating segment, production increased 3.5%, from 1,043 mboe to 1,080 mboe for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Production for 2013 on a boe basis was 56% oil and NGLs and 44% natural gas compared to 30% oil and NGLs and 70% natural gas for 2012 reflecting the Company”s focus on oil and liquids in 2013. Our average daily production increased from 11,460 boepd to 12,000 boepd during 2013 compared to 2012. This increase in production for the U.S. Upstream segment in 2013 compared to 2012 was primarily attributable to organic growth through the Company’s expanded drilling program, however such increase was offset by shut-in production in the Marcellus region described above.
Canadian Upstream segment. Production increased in the Canadian Upstream operating segment by 50.9%, or 54.0 mboe, to 160 mboe for the three months ended March 31, 2013 from 106 mboe for the three months ended March 31, 2012. Production from the Canadian segment comprised 95% oil and NGLs and 5% natural gas on a boe basis in 2013 compared to 90% oil and NGLs and 10% natural gas on a boe basis in 2012.
Oil and gas sales. Oil and gas sales increased 53.3%, or $27.3 million, for the three months ended March 31, 2013 to $78.4 million from $51.2 million for the the three months ended March 31, 2012. The increase in oil and gas sales principally resulted from increases in our oil and natural gas production as a result of acquisitions, and expanded drilling operations focused on oil and liquids in our unconventional resources plays throughout 2012 and the first three months of 2013. However, the increase in oil and gas sales was less than our production capacity due to the shut-in Marcellus Shale production. The average price we received for our production increased from $44.54 per boe to $63.29 per boe, or 42.7%, primarily as a result of our higher volumes of oil and NGLs over natural gas on a percentage basis. The prices we receive for our products are generally tied to commodity index prices. We periodically enter into commodity derivative contracts in an attempt to offset some of the variability in prices (see the discussion of commodity derivative activities below).
Midstream operations. Revenue from the midstream operations segment (which, in 2013, consisted of both the Eureka Hunter Pipeline and TransTex Hunter operations) increased by $14.7 million, or 1,265.6%, for the three months ended March 31, 2013 to $15.9 million from $1.2 million for the three months ended March 31, 2012. The increase in revenues resulted from the acquisition of the TransTex Gas Services assets in April 2012, as well as increased volume of natural gas product gathered by our pipeline gathering system, as Eureka Hunter Pipeline gathered approximately 4.6 million mmbtu in the 2013 period compared with approximately 2.6 million mmbtu in the 2012 period. During the three months ended March 31, 2013, TransTex Hunter added $3.9 million of revenue related primarily to treating natural gas at the wellhead for third-party producers in Texas and other states.
Oil field services. Drilling services revenue increased by 68%, or $1.5 million, for the three months ended March 31, 2013 to $3.7 million from $2.2 million for the three months ended March 31, 2012. Revenues from oilfield services are comprised primarily of drilling rig rentals and operations for third parties.
Lease operating expense. Our lease operating expenses, or LOE, increased $2.4 million, or 20.9%, for the three months ended March 31, 2013 to $13.9 million ($11.22 per boe) from $11.5 million ($10.01 per boe) for the three months ended March 31, 2012. The increase in LOE was comprised of $1.5 million attributable to higher LOE per boe costs, and increased volumes, which accounted for $1.0 million. The increase in LOE costs per boe for the three months ended March 31, 2013 was primarily related to higher LOE costs associated with the increased percentage of our production being oil and liquids which generally have higher LOE costs per boe than natural gas and NGLs.

Exploration and abandonments. We record exploration costs, geological and geophysical, and unproved property impairments and leasehold expiration as exploration and abandonment expense. We recorded $29.8 million of exploration and abandonment expense for the three months ended March 31, 2013, compared to $9.0 million for the three months ended March 31, 2012. During the 2013 period, the Company's exploration and abandonment expense was primarily attributable to $24.7 million of leasehold impairments on leases in the Williston Basin region expiring in the quarters ended June 30, 2013, and impairment of leases that we do not plan to develop or extend in the third quarter and fourth quarter of 2013. In addition, we recorded $4.7 million of lease abandonment expense related to leases that expired during the quarter ended March 31, 2013. The significant components of the Company's exploration and abandonment expense during the three months ended March 31, 2012 were impairment to the carrying value of approximately $5.0 million of our Appalachian unproved oil and gas properties under leases set to expire by June 30, 2012; and $3.7 million of expired leases in our Williston Basin properties.
Depletion, depreciation and accretion. Our depletion, depreciation and accretion expense, or DD&A, increased $8.4 million, or 31.3%, to $35.1 million for the three months ended March 31, 2013 from $26.7 million for the three months ended March 31, 2012 due to increases in property values, as a result of our capital expenditures and acquisition programs in 2012, and increased production in 2013. Our DD&A per boe increased by $5.01, or 21.5%, to $28.32 per boe for the three months ended March 31, 2013, compared to $23.31 per boe for the three months ended March 31, 2012. The increase in DD&A per boe was primarily attributable to additional production from new oil wells during the first quarter in the Eagle Ford Shale and Williston Basin. These oil wells generally have a higher cost to drill and complete than wells completed in prior years, which consisted of more natural gas wells and generally have a lower DD&A per boe rate.
General and administrative. Our general and administrative expenses, or G&A, increased $7.5 million, or 50.3%, to $22.3 million ($18.00 per boe) for the three months ended March 31, 2013 from $14.8 million ($12.92 per boe) for the three months ended March 31, 2012. G&A expenses increased overall during 2013 mainly due to accounting personnel and professional services necessitated by the recent growth of the Company. Non-cash stock compensation totaled approximately $6.3 million ($5.04 per boe) for the three months ended March 31, 2013 and $4.6 million ($4.02 per boe) for the three months ended March 31, 2012. The increase in non-cash stock compensation resulted from the issuance of additional stock options with longer vesting terms than the options issued during the prior year. Divestiture-related costs, comprised primarily of legal and other professional fees, were $1.5 million ($1.19 per boe) for the 2013 period, compared to $0.8 million ($0.68 per boe) of acquisition-related costs in 2012.
Interest expense, net. Our interest expense, net of interest income, increased by 246.7%, from $5.4 million to $18.6 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Our higher average debt level accounted for the majority of the increase. The Company issued approximately $600 million of Senior Notes in 2012 which carry a significantly higher interest rate than the MHR Senior Revolving Credit Facility. Interest on projects lasting six months or greater is capitalized. During the three months ended March 31, 2013 and 2012, $848,000 and $747,000 of interest, respectively, were capitalized.
Commodity and financial derivative activities. Realized gains from our commodity derivative activity increased our earnings by $1.0 million and $1.5 million for the quarters ended March 31, 2013 and 2012, respectively. Realized gains and losses are derived from the relative movement of oil and gas prices on the products we sell in relation to the range of prices in our derivative contracts for the respective years. The unrealized loss on commodity derivatives was $8.4 million for 2013 and $2.9 million for 2012. As commodity prices increase, the fair value of the open portion of those positions decreases, and as commodity prices decrease, the fair value of the open portion of those positions increases. We continue not to designate our derivative instruments as cash-flow hedges for 2013 and 2012.
At March 31, 2013, the Company had preferred stock embedded derivative liabilities resulting from certain conversion features, redemption options, and other features of our Series A Convertible Preferred Units of Eureka Hunter Holdings, LLC. See "Note 4 – Fair Value of Financial Instruments" and "Note 12 — Redeemable Preferred Stock", for more information. This contract resulted in an unrealized loss of $981,000 in the three months ended March 31, 2013. Also at March 31, 2013, the Company had an embedded derivative asset related to a convertible security, primarily due to the conversion feature of the promissory note received as partial consideration for the sale of Hunter Disposal, LLC. See "Note 4 – Fair Value of Financial Instruments", "Note 6 – Discontinued Operations" and "Note 14 – Related Party Transactions", for additional information. An unrealized gain of $44,000 is recorded for this contract in 2013. Both contracts originated in 2012 and have resulted in no cash outlays as of March 31, 2013.
We record our open derivative instruments at fair value on our consolidated balance sheets as either current or long term assets or liabilities, depending on the timing of expected cash flows. We record all realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts, net”.
Gain on sale of discontinued operations. On February 17, 2012, we closed the sale of Hunter Disposal, LLC, which was previously a wholly-owned subsidiary. We have reclassified $0 and $354,000 of net operating income (net of interest expense) of the divested subsidiary to discontinued operations for the three months ended March 31, 2013 and 2012, respectively. We have also reclassified the gain on sale of $2.4 million to discontinued operations for the three months ended March 31, 2012.
Loss from continuing operations. We incurred net losses from continuing operations of $44.7 million and $17.2 million in the three months ended March 31, 2013 and 2012, respectively. Our 2013 revenues increased to $98.0 million compared to $55.7 million in 2012; however, our 2013 operating loss increased to $24.4 million, compared to $12.2 million in 2012 due to an increase in our operating expenses. The increase in the operating expenses in 2013 was principally due to an increase in exploration and abandonment expense of $20.8 million compared to 2012, related to the expiration of leases we chose not to develop; increased LOE of $2.4 million; an increase in interest expense of $13.4 million, and increased loss on derivative contracts of $6.1 million.

In addition, during the three months ended March 31, 2013, non-cash stock compensation expense increased to $6.3 million from $4.6 million in 2012, and acquisition related expenses increased to $1.5 million for the three months ended March 31, 2013 from $783,000 compared to 2012.
Dividends on preferred stock. Dividends on our Series C, Series D, and Series E Preferred Stock were $13.5 million for the three months ended March 31, 2013 compared to $4.6 million in 2012. The Series E Preferred Stock had a stated value of $95.1 million and none outstanding as of March 31, 2013 and 2012, respectively, and carries a cumulative dividend rate of 8.0% per annum. The Series D Preferred Stock had a stated value of $221.2 million outstanding at March 31, 2013, compared to $210.4 million at March 31, 2012. The Series D Preferred Stock carries a cumulative dividend rate of 8.0% per annum. The Series C Preferred Stock had a stated value of $100.0 million at March 31, 2013 and 2012, and carries a cumulative dividend rate of 10.25% per annum. The Series A Convertible Preferred Units of Eureka Hunter Holdings, LLC had a liquidation preference of $175.9 million and $167.4 million as of March 31, 2013 and 2012, respectively, and carries a cumulative dividend rate of 8.0% per annum.
Net loss attributable to common shareholders. Net loss attributable to common shareholders was $57.7 million in the three months ended March 31, 2013 versus $17.1 million in 2012. Our net loss per common share, basic and diluted, was $0.34 per share in the three months ended March 31, 2013 compared to $0.13 per share in 2012. Our weighted average shares outstanding increased by 36.5 million shares, or 27.4%, to approximately169.6 million shares, principally as a result of the shares issued for cash to finance acquisitions during 2012. Our net loss per share from continuing operations was $0.34 per share for the three months ended March 31, 2013, compared to a loss from continuing operations of $0.16 per share for the three months ended March 31, 2012.

Liquidity and Capital Resources

We generally rely on cash generated from operations, borrowings under our MHR Senior Revolving Credit Facility, anticipated sales of non-core assets and, to the extent that credit and capital market conditions will allow, public and private equity and debt offerings to satisfy our liquidity needs.  Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our MHR Senior Revolving Credit Facility, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.  We cannot predict whether additional liquidity from equity or debt financings beyond our MHR Senior Revolving Credit Facility will be available, or acceptable on our terms, or at all, in the foreseeable future.

We utilize our credit agreements to fund a portion of our operating and capital needs. Under our MHR Senior Revolving Credit Facility, our total outstanding debt at March 31, 2013 was $325.0 million, with a borrowing base at March 31, 2013 of $350.0 million. Thus, our remaining available borrowing capacity under the MHR Senior Revolving Credit Facility at that date was $25.0 million. On April 24, 2013, the Company sold our wholly-owned subsidiary, Eagle Ford Hunter, Inc. As provided by an amendment to the MHR Senior Revolving Credit Facility, as a result of the sale, the borrowing base under the facility was adjusted down to $265.0 million. See "Note 18 - Subsequent Events" for additional information. Our liquidity at June 30, 2013 was $310.8 million, comprised of $265.0 million available under the MHR Senior Revolving Credit Facility and $45.8 million in available cash.

As of March 31, 2013, we were in compliance with all of our covenants, as amended or waived, contained in our credit agreements as described in "Note 9 - Long-Term Debt".

We believe the combination of (i) cash on hand, (ii) cash flow generated from the expected success of prior capital development projects, (iii) borrowing capacity available under our credit facilities, (iv) possible liquidation of our shares of Penn Virginia stock, and (v) anticipated sales of non-core assets will provide sufficient means to conduct our operations, meet our contractual obligations, including our debt covenant requirements, as amended, and complete our budgeted capital expenditure program for the remainder of 2013.

For the three months ended March 31, 2013, our primary sources of cash were cash flows from operating activities and borrowings under our MHR Senior Revolving Credit Facility.

 The following table summarizes our sources and uses of cash for the periods noted:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows provided by operating activities	$77,621	$23,559
Cash flows used in investing activities	(144,437)	(179,982)
Cash flows provided by financing activities	100,390	173,104
Effect of foreign currency exchange rates	(21)	(33)
Net increase (decrease) in cash and cash equivalents	$33,553	$16,648

Operating Activities

Our cash provided by operating activities was $77.6 million for the three months ended March 31, 2013 compared to $23.6 million for the three months ended March 31, 2012, an increase of $54.1 million.  This increase was due to increased oil and gas sales from the success of our drilling program and our acquisitions during 2012.

Investing Activities

Our cash used in investing activities for the three months ended March 31, 2013 was $144.4 million, principally from drilling activities.  We used $49.5 million for capital programs in the Williston Basin region, $26.0 million in the Appalachian region, $26.0 million in the Eagle Ford region, and $34.2 million of cash for capital expenditures by Eureka Hunter Holdings, and $8.7 million invested in a new drilling rig for Alpha Hunter Drilling. One hundred percent of our capital invested in the Eagle Ford region from January 1, 2013 up to the time of the sale of our Eagle Ford Hunter, Inc. subsidiary on April 24, 2013 was credited back to us as an upward adjustment to the purchase price for the sale or as cash received from Penn Virginia subsequent to the sale.

 Our cash used in investing activities for the three months ended March 31, 2012 was $180.0 million, principally from acquisition and drilling activities. We used $50.9 million in cash acquiring Williston Basin oil and gas properties from Eagle Operating, Inc.,$24.8 million in cash for our Utica Shale property acquisition, and $105.1 million in cash for drilling and other capital expenditures under our 2012 capital expenditures budget. Also during the three months ended March 31, 2012, we received $783,000 in cash proceeds, net of working capital adjustments, from the sale of Hunter Disposal, LLC.

Financing Activities

Our cash provided by financing activities for the three months ended March 31, 2013 was $101.4 million mainly from borrowings under the MHR Senior Revolving Credit Facility. The Company also raised $10.3 million in proceeds from the issuance of shares of our 8.0% Series D Cumulative Perpetual Preferred Stock for cumulative net proceeds of approximately $9.6 million, and issued shares of our 8% Series E Cumulative Convertible Preferred Stock for cumulative net proceeds to the Company of $663,000. See "Note 11 - Shareholder's Equity" for details. In the 2013 period, we paid preferred dividends of $9.7 million and incurred $445,000 in deferred finance costs on loans.
Our cash provided by financing activities for the three months ended March 31, 2012 was $173.1 million. We borrowed $115.0 million under our MHR Senior Revolving Credit Facility and repaid $52.1 million under the credit facility. Other sources of cash from financing activities in the 2012 period were $39.7 million from the issuance of our Series D Preferred Stock and $58.1 million from the issuance of Series A Preferred Units of Eureka Hunter Holdings. Eureka Hunter Pipeline, LLC also borrowed $15.0 million under its credit facility. We borrowed $2.0 million on other equipment loans, and repaid $801,000 on various equipment loans. We also received $1.2 million in proceeds from exercise of stock options and warrants. In the 2012 period, we paid $4.4 million in preferred dividends and incurred $595,000 of deferred finance costs on loans.

We believe the combination of (i) cash on hand, (ii) cash flow generated from the expected success of prior capital development projects, (iii) borrowing capacity available under our credit agreements, (iv) possible liquidation of our shares of Penn Virginia stock (see "Note 18 - Subsequent Events"), and (v) proceeds from anticipated non-core asset sales will provide sufficient funds to conduct our operations, meet our contractual obligations, including our debt covenant requirements, as amended, and complete our budgeted capital expenditure program for the remainder of 2013.

As a result of our failure to file our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly report on Form 10-Q for the quarter ended March 31, 2013 within the time frames required by the SEC, we may be limited in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that would be beneficial to our business. Until we have timely filed all our required SEC reports for a period of twelve months (which period we expect to expire in August 2014, assuming we remain timely in the filing of our SEC reports for that period), we will be ineligible to use abbreviated and less costly SEC filings, such as the SEC's Form S-3 registration statement, to register our securities for sale. Further, during such period, we will be unable to use our existing shelf registration statement on Form S-3 or conduct ATM offerings of our equity securities, which ATM offerings we had conducted on a regular basis with respect to our preferred stock prior to our delinquent SEC filings. We may use Form S-1 to register a sale of our securities to raise capital or complete acquisitions, but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions in an expeditious manner.

2013 Capital Expenditures

The following table summarizes our estimated capital expenditures (excluding acquisitions) for 2013.  We intend to fund 2013 capital expenditures, excluding any acquisitions, partially out of internally-generated cash flows and, as necessary, borrowings under our senior revolving credit facility.  We will also need to obtain additional funding through the public debt and equity markets to fulfill our capital spending plans.

Year Ending
December 31, 2013
(In millions)
Upstream Operations
Appalachian Basin drilling	$150
Williston Basin drilling	150
Midstream Operations
Eureka Hunter Holdings, LLC (1)	100
Total estimated 2013 capital expenditures	$400
________________________________
(1)Expected to be financed through equity and debt facilities that are non-recourse to Magnum Hunter, and Company capital contributions. A total of $144.4 million was invested in the first quarter of 2013. However, our equity contributions are at the discretion of Magnum Hunter.

Our capital expenditure budget for 2013 is subject to change depending upon a number of factors, including economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the results of our development and exploration efforts, the availability of sufficient capital resources for drilling prospects, our financial results, the availability of leases on reasonable terms and our ability to obtain permits for the drilling locations.

Amendments to Credit Facilities

Fourteenth Amendment to Second Amended and Restated Credit Agreement

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

Amendment to Eureka Hunter Holdings Operating Agreement

On March 7, 2013, the Company and Ridgeline entered into the second amendment to the amended and restated limited liability company agreement of Eureka Hunter Holdings. The amendment provided for an equity contribution of $30.0 million by Magnum Hunter in March 2013, in exchange for 1,500,000 newly issued Class A Common Units of Eureka Hunter Holdings. The amendment also provided that Ridgeline or another affiliate of ArcLight has the exclusive right to fund the next $20.0 million of Eureka Hunter Holding's capital requirements, which Ridgeline did in April 2013, and then the next $70.5 million of such capital requirements will be funded by Ridgeline and the Company on a 40%/60% basis thereafter. During the three months ended March 31, 2013, Eureka Hunter Holdings issued 116,783 Series A Preferred Units as payment of $2.3 million in distributions paid-in-kind to holders of the Series A Preferred Units. After giving effect to this equity contribution by Magnum Hunter and the issuances of Series A Preferred Units paid-in-kind, as of May 1, 2013, the Company had a 58.3% controlling interest in Eureka Hunter Holdings.

Fifteenth Amendment to Second Amended and Restated Credit Agreement

On March 17, 2013, pursuant to the Fifteenth Amendment to Second Amended and Restated Credit Agreement and Limited Consent, the deadline under the MHR Senior Revolving Credit Facility for the Company's delivery of its audited fiscal 2012 financial statements to the lenders under the MHR Senior Revolving Credit Facility was extended to May 20, 2013 (such date, the “Senior Credit Agreement Delivery Date”); provided, however, that, in the event that the requisite noteholders under the Company's Senior Notes indenture (the “Indenture”) agree to extend the date by which the Company is required to deliver its audited financial statements under the Indenture (such date, the “Indenture Delivery Date”), then the Senior Credit Agreement Delivery Date will be further extended to the earlier of (i) three business days before the Indenture Delivery Date (as so extended), or (ii) June 17, 2013. In addition, under the Fifteenth Amendment, the lenders under the MHR Senior Credit Facility waived any event of default under the MHR Senior Revolving Credit Facility that may occur as a result of any default occurring under the Indenture due to the Company's failure to timely file its Annual Report on Form 10-K with the SEC.
Sixteenth Amendment to Second Amended and Restated Credit Agreement

On April 2, 2013, pursuant to the Sixteenth Amendment to Second Amended and Restated Credit Agreement and Limited Consent, the lenders under the MHR Senior Revolving Credit Facility waived the requirement that 100% of the consideration the Company received for the sale of the stock of Eagle Ford Hunter, Inc. to Penn Virginia Oil & Gas Corporation be cash. In addition, pursuant to the Sixteenth Amendment, the MHR Senior Revolving Credit Facility was amended to permit the Company's investment in, and any later disposition of, the common stock of Penn Virginia Corporation that was received by the Company upon the sale of stock of Eagle Ford Hunter, Inc.
Seventeenth Amendment to Second Amended and Restated Credit Agreement
On April 23, 2013, pursuant to the Seventeenth Amendment to Second Amended and Restated Credit Agreement and Limited Consent, the MHR Senior Revolving Credit Facility was amended to, among other things, provide for the decrease of the borrowing base from $350 million to $265 million, effective upon the closing of the Company's sale of 100% of the outstanding capital stock of Eagle Ford Hunter, Inc., the Company's wholly-owned subsidiary, to Penn Virginia Oil & Gas Corporation pursuant to a stock purchase agreement dated April 2, 2013. In addition, pursuant to the Seventeenth Amendment, the deadline under the MHR Senior Revolving Credit Facility for the Company's delivery of its audited 2012 annual financial statements to the lenders under the MHR Senior Revolving Credit Facility was extended to the earlier of (i) 57 days after notice to the Company by the trustee under the Company's Senior Notes of the Company's failure to comply with Section 4.02(a) of the Indenture (concerning the delivery of reports under the Securities Exchange Act of 1934) or (ii) June 17, 2013. The Company filed the Annual Report on Form 10-K with the SEC on June 14, 2013. The deadline under the MHR Senior Revolving Credit Facility for the Company's delivery of its first quarter 2013 financial statements to the lenders under the MHR Senior Revolving Credit Facility was also extended, to the earlier of (i) 30 days after the delivery date of the audited 2012 annual financial statements under the new deadline or (ii) July 12, 2013. Under the Seventeenth Amendment, the lenders under the MHR Senior Revolving Credit Facility waived any event of default under the facility that may occur as a result of a default occurring under the Indenture due to the Company's failure to comply with Section 4.02(a) of the Indenture with respect to the Company's Form 10-Q for the quarterly period ended March 31, 2013. The Seventeenth Amendment also revises Section 9.18 of the MHR Senior Revolving Credit Facility to clarify that existing maximum hedging limits apply to each of crude oil (including NGLs) and natural gas independently, with neither commodity impacting the Company's ability to hedge the other.

Related Party Transactions

We rented an airplane for business use for certain members of Company management at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans, our Chairman and CEO.  Airplane rental expenses recorded in general and administrative expense totaled $47,250 and $34,000 for the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2012, the Company paid rent of $14,000 pertaining to a lease for a corporate apartment from an executive of the Company which was being used by other Company employees.  The lease was terminated in May of 2012.

Eagle Ford Hunter, Inc.,Triad Hunter, LLC, and Viking International Resources, Inc., or Virco, wholly-owned subsidiaries of the Company, receive services related to disposal water and rental equipment from GreenHunter Resources, Inc, an entity of which Mr. Evans is the Chairman, a major shareholder and former CEO; of which Ronald Ormand, our Chief Financial Officer and a director, is a former director; and of which David Krueger, our former Chief Accounting Officer and Senior Vice President, is the Chief Financial Officer, and its related parties,White Top Oilfield Construction, LLC and Black Water Services, LLC. Salt water disposal costs totaled $855,525 and $562,655 for the three month periods ended March 31, 2013 and 2012, respectively. Rental costs were $0 and $424,000 for the three months ended March 31, 2013 and 2012, respectively. Also, during the three month period ended March 31, 2013, Triad Hunter paid $300,000 to GreenHunter Resources in prepayment of disposal services. The Company believes that such services are provided at competitive market rates and are comparable to, or more attractive than, rates that could be obtained from unaffiliated third party suppliers of such services. The Company had net accounts payable of $544,180 and $0 as of March 31, 2013 and December 31, 2012, respectively.

On February 17, 2012, the Company sold its wholly-owned subsidiary, Hunter Disposal, LLC, to GreenHunter Water, LLC, a wholly-owned subsidiary of GreenHunter Resources, Inc.  The Company recognized an embedded derivative asset resulting from the conversion option on the convertible promissory note it received as partial consideration for the sale. The fair market value of the derivative was $220,000, and $264,000 at March 31, 2013 and December 31, 2012, respectively.  See "Note - 4 Fair Value of Financial Instruments". In connection with the sale, Triad Hunter, LLC entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity in Kentucky, Ohio, and West Virginia and a five-year tank rental agreement with GreenHunter Water, LLC.  See "Note 6 - Discontinued Operations" for additional information.  The Company has recorded interest income as a result of the note receivable from GreenHunter Resources, Inc, in the amounts of $55,000 and $26,000 for the three months ended March 31, 2013 and 2012, respectively.  As a result of this transaction, the Company has an equity method investment in GreenHunter Resources, Inc. that is included in derivatives and other long term assets and an available for sale investment in GreenHunter Resources included in investments.  The loss related to these investments was approximately $525,727 for the three months ended March 31, 2013, and $0 for the three months ended March 31, 2012.

Contractual Commitments

The following table summarizes our contractual commitments as of March 31, 2013 (in thousands):

Contractual Obligations	Total	2013	2014-2015	2016-2017	After 2017
Long-term debt(1)	$993,920	$3,255	$11,889	$328,776	$650,000
Interest on long-term debt(2)	490,501	76,191	152,643	129,101	132,566
Dividends on preferred stock(3)	73,489	29,175	28,889	15,425	—
Gas transportation contracts	32,254	4,171	8,450	5,964	13,669
Asset retirement obligations(4)	32,825	3,013	1,808	7,504	20,500
Drilling contract commitment (6)	9,247	4,380	4,867	—	—
Commodity derivative liabilities (5)	10,726	8,144	2,582	—	—
Operating lease obligations	1,352	756	537	59	—
Total	$1,644,314	$129,085	$211,665	$486,829	$816,735
 ____________________________

(1)	See "Note 9 - Long-Term Debt", to the Company’s consolidated financial statements.

(2)
Interest payments have been calculated by applying the interest rate in effect as of March 31, 2013 on the debt facilities in place as of March 31, 2013. This results in a weighted average interest rate of 5.65%.

(3)	See "Note 11 - Shareholders' Equity" to our consolidated financial statements for further details regarding our obligations to preferred shareholders.

(4)	See "Note 8 - Asset Retirement Obligations" to our consolidated financial statements for a discussion of our asset retirement obligations.

(5)
See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and "Note 5 - Financial Instruments and Derivatives" to our consolidated financial statements for additional information regarding the Company’s derivative obligations.

(6)
On June 24, 2011, the Company entered into a 40-month drilling contract, for a term from July 1, 2011 through October 31, 2014. Our remaining maximum liability under the drilling contract, which would apply if we terminated the contract before the end of its term, was approximately $9.2 million as of March 31, 2013. This drilling contract was assigned to the purchaser of Eagle Ford Hunter in connection with the sale of Eagle Ford Hunter in April 2013. See "Note 18 - Subsequent Events".

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2013, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Critical Accounting Policies and Estimates

For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

No pronouncements materially affecting our financial statements have been issued since the filing of our 2012 Annual Report on Form 10-K.

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

Commodity Price Risk
Given the current economic outlook, we expect the commodity prices to remain volatile. Even modest decreases in commodity prices can materially affect our revenues and cash flow. In addition, if commodity prices remain suppressed for a significant amount of time, we could be required under successful efforts accounting rules, to perform a write down of the carrying value of our oil and gas properties.
We may enter into financial swaps and collars to reduce the risk of commodity price fluctuations. We do not designate such instruments as cash flow hedges. Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur.
At March 31, 2013, we had the following commodity derivative positions outstanding:

			Weighted Average
Natural Gas	Period	MMBTU/day	Price per MMBTU
Collars	Apr 2013 - Dec 2013	12,500	$4.50 - $5.96 (1)
Swaps	Apr 2013 - Dec 2013	25,500	$3.64
Ceilings purchased (call)	Apr 2013 - Dec 2013	10,000	$6.00
Ceilings sold (call)	Jan 2014 - Dec 2014	16,000	$5.91
			Weighted Average
Crude Oil	Period	Bbls/day	Price per Bbl
Collars	Apr 2013 - Dec 2013	2,763	$81.38 - $97.61
Three-way collars (2)	Jan 2014 - Dec 2014	663	$65.00 - $85.00 - $91.25
Three-way collars (2)	Jan 2015 - Dec 2015	259	$70.00 - $85.00 - $91.25
Three-way collars (2)	Apr 2013 - Dec 2013	2,000	$60.63 - $80.00 - $100.00
Three-way collars (2)	Jan 2014 - Dec 2014	4,000	$64.94 - $85.00 - $102.50
Three-way collars (3)	Apr 2013 - Dec 2013	763	$65.00 - $91.25 - $101.25

Swaps	Apr 2013 - Dec 2013	5,450	$92.72
Ceilings purchased (call)	Apr 2013 - Dec 2013	2,250	$100.00
Ceilings sold (call)	Jan 2015 - Dec 2015	1,570	$120.00
Floors purchased (put)	Apr 2013 - Dec 2013	1,750	$90.00
Floors sold (put)	Apr 2013 - Dec 2013	5,438	$76.03

(1) Weighted averages prices for sold put and sold call, respectively.
(2) These three-way collars are a combination of three options: a sold put, a purchased put, and a sold call.
(3) This three-way collar is a combination of three options: a sold put, a purchased call, and a sold call.
At March 31, 2013, the fair value of our open commodity derivative contracts was a liability of $10.7 million.
Currently, Bank of America, Bank of Montreal, KeyBank National Association, Credit Suisse Energy, LLC, UBS AG London Branch, Deutsche Bank AG London Branch, Citibank, N.A., and J. Aron & Company are the only counterparties to our commodity derivatives positions.  We are exposed to credit losses in the event of nonperformance by the counterparties on our commodity derivatives positions.  However, we do not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions.  All counterparties or their affiliates are participants in our senior revolving credit facility, and the collateral for the outstanding borrowings under our senior revolving credit facility is used as collateral for our commodity derivatives with those counterparties.
Unrealized gains and losses are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in other income (expense) on our consolidated statements of operations. We estimate the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the collar, call, and put contracts using industry-standard option pricing models and observable market inputs.
Realized gains from our commodity derivative activity increased our earnings by approximately $1.0 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively. Realized gains or losses are derived from the relative movement of oil and gas prices on the products we sell in relation to the range of prices in our derivative contracts for the respective three months. The unrealized loss on commodity derivatives was approximately $8.4 million for the 2013 period and $2.9 million for the 2012 period. As commodity prices increase, the fair value of the open portion of those positions decreases. As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record all realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts”. We recorded a loss of approximately $7.5 million and $1.4 million on derivative contracts for the three months ended March 31, 2013 and 2012, respectively. See "Note 5 - Financial Instruments and Derivatives" to our consolidated financial statements for more information.
For the three months ended March 31, 2013, we recorded an unrealized loss on commodity derivatives of $8.4 million, compared to an unrealized loss of $2.9 million for the three months ended March 31, 2012, resulting from the change in fair value of our commodity derivatives positions. A hypothetical 10% increase in commodity prices would have resulted in a $34.9 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at March 31, 2013, and a corresponding increase in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the three months ended March 31, 2013. A hypothetical 10% decrease in commodity prices would have resulted in a $31.9 million increase in the fair value of our commodity derivative positions recorded on our balance sheet at March 31, 2013, and a corresponding decrease in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the three months ended March 31, 2013.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chief Accounting Officer (CAO), performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based upon that evaluation, the CEO and CFO concluded that, as a result of the material weaknesses in internal control over financial reporting that are described below in Management's Report on Internal Control over Financial Reporting, the Company's disclosure controls and procedures were not effective as of March 31, 2013.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of the CEO, CFO and CAO, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our CEO, CFO, CAO and outside consultants, has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that, for the three months ended and as of March 31, 2013, the Company's internal control over financial reporting was not effective due to the material weaknesses described below.

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

Effective Control Environment to Meet the Company's Growth

•
The Company has not completed the process of establishing controls, and upgrading resources around internal audit, tax, financial reporting and certain accounting areas.  Adequate controls were not completely redesigned and in place in order to achieve operating effectiveness.

•
The Company has not completed the process of establishing effective controls over risk assessments commensurate with the growth of the Company's corporate structure and financial reporting requirements.  Specifically, the Company did not have adequate processes in place to evaluate and scope business and information technology risks. This deficiency resulted in either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls.

•
The Company has not completed its assessment of redesigning the controls for its wholly-owned subsidiary, Magnum Hunter Production, Inc. ("MHP"), specifically around segregation of duties and timeliness of reporting with respect to revenue, joint interest, partnership accounting, and division of interests.

These material weaknesses have also contributed to the material weaknesses described below.
 Financial Reporting

•
The Company did not maintain effective controls over the recording and retention of journal entry support. The Company did not maintain effective monitoring of controls to ensure that journal entries were properly prepared with sufficient supporting documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries.

•
The Company did not maintain effective controls over financial statement disclosures to ensure completeness and accuracy of condensed consolidating guarantor financial statement footnote information for the nine-month period ended September 30, 2012. The Company was unable to demonstrate remediation of this deficiency as of March 31, 2013, as the control requires at least two quarters for remediation testing.

•
The Company did not maintain effective controls over the quarterly and annual financial reporting processes, with respect to preparation, review, supervision, and monitoring of accounting operations. The Company did not maintain effective controls over reconciliation of certain accounts and timely preparation and review of quarterly financial information.

•
The Company did not design or maintain effective controls over the recording of capitalized interest on debt related to assets under construction that had not been placed in service. The recorded costs of pipeline assets were understated in prior quarters, while interest expense was overstated.

•
The Company did not design effective controls over share-based compensation expense, which was recorded in the Company's general and administrative expenses.  The Company did not design effective controls related to the review of supporting details, including the accuracy of the volatility inputs and calculations and the manual journal entries for share-based compensation expense.  This control deficiency resulted in a misstatement of the Company's general and administrative expense and share-based compensation related disclosures for the three and six-month periods ended June 30, 2012, and resulted in the restatement of the financial statements for such fiscal periods, and resulted in revised condensed consolidated financial statements for the three-and nine-month periods ended September 30, 2012. Although appropriate controls were implemented in early 2013, the Company was unable to demonstrate remediation of this deficiency as the control requires at least two quarters for remediation testing.

 Leasehold Property Costs

•
The Company did not design effective controls to provide reasonable assurance over the accuracy and completeness of master files of lease records.  The Company did not have effective controls over the allocation of leasehold property costs due to unreliable supporting lease and property records.

•	The Company did not maintain effective controls over completeness and accuracy of the well acreage data resulting in inaccurate transfers of leasehold property costs.

•
The Company has designed appropriate controls over review of properties for expirations and impairments of unproven acreage, but testing of controls to demonstrate effectiveness of the control has not occurred.

•	The Company did not maintain adequate supporting documentation or effective controls over the review of changes to division of interest records.

Complex Accounting Issues

•
The Company did not design an effective control environment over complex equity instruments including convertible preferred stock and related arrangements. This material weakness resulted in the restatement of the Company's Series A Convertible Preferred Units of Eureka Hunter Holdings, LLC, the Company's preferred stock embedded derivative liabilities, and the loss on derivatives and related disclosures for the three and six-month periods ended June 30, 2012. This issue also resulted in adjustments to the Company's condensed consolidated financial statements for the three-and nine-month periods ended September 30, 2012. The Company was unable to demonstrate remediation of this deficiency as of March 31, 2013 as the control has not yet been tested for 2013.

Tax

•
The Company did not design or maintain effective controls over income tax accounting, specifically related to the accuracy of the net operating loss deduction carryover disclosed in the Company's financial statements.

Remediation Plan

The Board of Directors, the Audit Committee, and senior management of the Company understand their responsibility to provide the appropriate “tone at the top” to ensure the Company achieves effective and comprehensive internal controls over financial reporting.   In the second quarter of 2012, management began to expand staff in an effort to establish and maintain effective and sustainable controls. As discussed below, this has resulted in the Company dedicating substantial resources and to hiring additional accounting personnel with greater knowledge and expertise. The Company also began engaging outside consultants, accounting firms, and investing in updated technology.
Effective Control Environment to Meet the Company's Growth
Senior management has evaluated its business and control environment needs and addressed these items by hiring and replacing resources which was initiated in the second quarter of 2012. Management believes that the appropriate and adequate staffing levels in accounting have been substantially achieved, although several positions are currently filled by contractors and consultants pending the hiring of permanent staff members. The Company added a new Chief Accounting Officer, corporate level controllers, regional controllers, and managers of internal audit, tax, expenditure accounting, and financial reporting.    Management will continue to supplement the Company's in-house internal audit and tax functions in 2013 with the use of a “Big Four” accounting firm as needed.  Additionally, management will develop a formal top-down risk assessment of the Company's personnel, processes, and technology as such relates to financial reporting to properly identify, develop, and maintain internal controls. As noted above, investments in the control environment have been made through existing resources and a re-designed risk assessment process.

Financial Reporting
In the first quarter of 2013, management added an additional position in the financial reporting area and continued to further to improve processes. This improvement in processes is continuing and some new or revised controls were implemented during the quarter ended March 31, 2013.
Leasehold Property Costs
Management is implementing processes to ensure that there are appropriate effective controls over leasehold property accounts. A new manager of expenditure accounting was hired to provide the required managerial control and review over this area. Management is implementing controls over documentation retention and accuracy of records for leasehold property accounts.
In 2013, management will continue the process of transitioning the manually tracked leases to an automated land system in order to improve the completeness, accuracy, timeliness, and control of the data.  Controls over maintenance of lease records will include authorization for updates to lease files, prevention of unauthorized access to or alteration of data, periodic monitoring of critical dates and decisions to pay delay rentals or lease extensions, and adequate support for and reconciliation of subsidiary property records.  Additional processes and controls will be implemented to address completeness and accuracy of well(s) status and the review of acreage analysis, and proper review of related transfers of leasehold property costs.
Management is taking appropriate measures to ensure that proved property costs and unproved leasehold costs are reviewed periodically for impairment. These measures include performing property analysis in order to identify any indicators that unproved properties may be impaired including lease expiration dates, likelihood of extending leases, unsuccessful wells drilled on the leases, commodity prices, operational and regulatory issues and future drilling plans. The remediation steps include coordination between the land, engineering, operating, and finance departments to develop processes and controls.
Management has begun to develop additional review controls over setup and maintenance of division of interests records and retention of adequate support and documentation, through timely and coordinated communication between the land department and accounting.

Complex Accounting Issues
Management has added additional technical staff in tax, accounting and financial reporting to assist in the review of complex transactions including complex equity instruments for financial statement implications.  Management has retained outside consultants, including a “Big Four” accounting firm, when management determines the complexity of certain transactions warrants additional review.  Further, management is evaluating accounting and financial reporting controls for purchase accounting, equity instrument accounting and related income tax accounting matters.
Tax
The Company has hired a full-time tax manager, a tax senior accountant, and engaged a “Big Four” accounting firm to provide advisory services on tax matters.
Although there have been several control improvements addressing material weakness in prior periods, senior management is developing a formal remediation plan and time-line and will monitor the Company's remediation efforts.  Under the direction of the CEO, CFO, and CAO reporting to the Audit Committee of the Board of Directors, management will continue to assess the design of the Company's control environment to improve the effectiveness of internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.

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

In addition, on May 10, 2013, Steven Handshu filed a shareholder derivative suit in the 151st Judicial District Court of Harris County, Texas on behalf of the Company against the Company's directors and senior officers. On June 6, 2013, Zachariah Hanft filed another shareholder derivative suit in the Southern District of New York on behalf of the Company against the Company's directors and senior officers. On June 18, 2013, Mark Respler filed another shareholder derivative suit in the District of Delaware on behalf of the Company against the Company's directors and senior officers.  On June 27, 2013, Timothy Bassett filed another shareholder derivative suit in the Southern District of Texas on behalf of the Company against the Company's directors and senior officers. These suits are collectively referred to as the Derivative Cases. The Derivative Cases assert that the individual defendants unjustly enriched themselves and breached their fiduciary duties to the Company by publishing allegedly false and misleading statements to the Company's investors regarding the Company's business and financial position and results, and allegedly failing to maintain adequate internal controls. The complaints demand that the defendants pay unspecified damages to the Company, including damages allegedly sustained by the Company as a result of the alleged breaches of fiduciary duties by the defendants, as well as disgorgement of profits and benefits obtained by the defendants, and reasonable attorneys', accountants' and experts' fees and costs to the plaintiff. The Derivative Cases are in their preliminary stages. The individual defendants intend to vigorously defend the Derivative Cases. It is possible that additional shareholder derivative suits could be filed over these events.

The Company also received an April 26, 2013 letter from the SEC stating that the SEC's Division of Enforcement was conducting an inquiry regarding the Company's internal controls, change in outside auditors and public statements to investors and asking the Company to preserve documents relating to these matters. The Company is complying with this request.

The Company believes that these claims are covered by the terms of our directors' and officers' insurance policies, and that the coverage available under these insurance policies will be adequate to cover the costs of these claims, including professional fees and other defense costs. However, we cannot provide any assurances regarding the foregoing, and we refer you to the risk factors contained in our annual report on Form 10-K for the year ended December 31, 2012, including the risk factor entitled "A pending

SEC inquiry and pending third-party litigation may divert the attention of management and other important resources, may expose us to negative publicity and could have a material adverse effect on our business, financial condition, results of operations and cash flows."

Item 1A. Risk Factors.

The Company is updating the risk factors previously disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2012, by adding the following risk factor:

Our failure to timely file certain reports with the SEC may be construed as a default under the indenture governing our Senior Notes and certain other credit and other agreements, which may have a material adverse effect on our business, financial condition and liquidity.

The indenture governing our Senior Notes and each of our credit facilities, which include our MHR Senior Revolving Credit Facility and Eureka Hunter Pipeline, LLC's revolver and term loan facilities, require us to file with the SEC and make available to certain parties certain reports and documents under the Securities Exchange Act of 1934 within specified time periods after their respective SEC filing deadlines. As previously disclosed in our SEC filings, we did not timely file with the SEC (i) our Form 10-K for the fiscal year ended December 31, 2012, (ii) this Form 10-Q for the fiscal quarter ended March 31, 2013 or (iii) certain pro forma financial information regarding our sale of Eagle Ford Hunter, Inc. to Penn Virginia as part of the Form 8-K we filed with the SEC on April 30, 2013 reporting the sale. We have now filed with the SEC our 2012 Form 10-K and first quarter 2013 Form 10-Q. To become current in our SEC reporting obligations, we plan to amend within the next several days the Form 8-K we filed with the SEC on April 30, 2013 to include pro forma financial information that reflects the sale of Eagle Ford Hunter, Inc. to Penn Virginia.

The failure to timely file certain of these reports with the SEC constituted “defaults” under the Senior Notes indenture, which triggered certain consequences. If we are unable to cure any such default, such default may constitute an “event of default” under our indenture, which would entitle the holders of our Senior Notes to exercise certain rights and remedies, including accelerating our debt under the outstanding Senior Notes. Additionally, under certain circumstances an event of default under our credit facilities would trigger a cross-default under our indenture.

This Form 10-Q and our Form 10-K for the fiscal year ended December 31, 2012 were filed within the extended time deadline provided by the lenders under each of our credit facilities. Such lenders also agreed to waive any cross-defaults that might result from any “default” under our indenture due to our failure to file these reports with the SEC in compliance with the requirements under the indenture. However, if we fail to timely file certain reports with the SEC in the future, such failure may result in a default under the credit facilities, which could result in the termination of the commitments thereunder, as well as the acceleration of any debt outstanding thereunder, and also, subject to limited exceptions, trigger a cross-default under our indenture if the debt outstanding under such credit facilities is accelerated.

If any debt outstanding under our indenture or credit facilities is declared due and payable, there is no assurance that we would have the cash resources available to repay such accelerated obligations, which would have a material adverse effect on our business, financial condition and liquidity.

For additional information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012 and (ii) the “Cautionary Statements Regarding Forward-Looking Statements” included in Part I, Item 2 of this Form 10-Q, which are incorporated herein by reference.

Item 2.        Unregistered Sales of Equity Securities and the Use of Proceeds.

None.

Item 3.         Defaults Upon Senior Securities

The indenture governing our Senior Notes and each of our credit facilities, which include our MHR Senior Revolving Credit Facility and Eureka Hunter Pipeline, LLC's revolver and term loan facilities, require us to file with the SEC and make available to certain parties certain reports and documents under the Securities Exchange Act of 1934, including our Forms 10-K and 10-Q, within specified time periods after their respective SEC filing deadlines. As previously disclosed in our SEC filings, we did not timely file with the SEC our Form 10-K for the fiscal year ended December 31, 2012 or our Form 10-Q for the fiscal quarter ended March 31, 2013. We have now filed both of these reports with the SEC, and are planning to file with the SEC within the next several days, pursuant to an amendment to a Form 8-K we filed in April 2013, certain pro forma financial information regarding our sale in April 2013 of Eagle Ford Hunter, Inc. to Penn Virginia Oil & Gas Corporation. We could not file this pro forma financial information until such time as our 2012 Form 10-K and first quarter 2013 Form 10-Q were filed with the SEC.
The late filings of our Form 10-K and Form 10-Q periodic reports constituted a “default” under our Senior Notes indenture, which resulted in the unavailability of certain exceptions to restrictive covenants contained therein, including in respect of our ability to make certain restricted payments, including the payment of dividends on our preferred stock. As a result, we were unable to pay dividends on our Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock for the months of April, May and June 2013. As of July 3, 2013, we had a total of $8.9 million of preferred dividends in arrears. We expect to resume dividend payments on our preferred stock, including the payment of the amounts in arrears, as soon as practicable following the filing of the Form 8-K amendment referred to in the preceding paragraph, subject to remaining in compliance with our debt instruments.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

Form 10-Q

SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 OF THE SECURITIES
EXCHANGE ACT OF 1934
Contains only the financial statements for the period ended March 31, 2013
Commission file number: 001-32997
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

777 Post Oak Boulevard, Suite 650, Houston, Texas 77056
(Address of principal executive offices, including zip code)
(832) 369-6986
(Registrant’s telephone number including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes  ☐No   ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☐No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

_____________________________________
DOCUMENTS INCORPORATED BY REFERENCE

None.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRC WILLISTON, LLC
BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Accounts receivable	$555	$703
Inventory	355	—
Total current assets	910	703

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, successful efforts method	33,849	33,800
Accumulated depletion and depreciation	(15,902)	(15,543)
Total oil and natural gas properties, net	17,947	18,257
Total Assets	$18,857	$18,960

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,476	$1,402
Current portion of asset retirement obligation	910	889
Accounts payable due to Parent	59,052	58,966
Total current liabilities	61,438	61,257
Asset retirement obligation	1,333	1,274
Total liabilities	62,771	62,531

MEMBER’S DEFICIT:	(43,914)	(43,571)
Total Liabilities and Member’s Deficit	$18,857	$18,960

PRC WILLISTON, LLC
UNAUDITED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended March 31,
	2013	2012
REVENUE:
Oil and gas sales	$1,609	$2,088
Total revenue	1,609	2,088

EXPENSES:
Lease operating	665	1,561
Severance taxes and marketing	100	111
Depreciation, depletion, and accretion	389	621
General and administrative	317	299
Total expenses	1,471	2,592

OPERATING INCOME (LOSS):	138	(504)

INTEREST EXPENSE:	(481)	(481)

Net loss	$(343)	$(985)

PRC WILLISTON, LLC
UNAUDITED STATEMENT OF CHANGES IN MEMBER’S DEFICIT
(In thousands)

Balance, January 1, 2013	$(43,571)
Net loss	(343)
Balance, March 31, 2013	$(43,914)

PRC WILLISTON, LLC
UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(343)	$(985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, and accretion	389	621
Changes in operating assets and liabilities:
Accounts receivable	148	(1,363)
Inventory	(355)	—
Accounts payable and accrued liabilities	73	288
Accounts payable - Intercompany	87	1,487
Net cash (used in) provided by operating activities:	(1)	48

Cash flows from investing activities
Capital expenditures	1	(48)
Net cash provided by (used in) investing activities	1	(48)

Cash flows from financing activities
(Repayments to) Advances from parent	—	—
Net cash (used in)provided by financing activities	—	—
		.
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of year	—	—
Cash and cash equivalents, end of year	—	—

Cash paid for interest	$—	$—

PRC WILLISTON, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Notes to the financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements as reported in the 2012 annual report on Form 10-K for Magnum Hunter Resources Corporation have been omitted.

Oil and Gas Properties

Capitalized Costs

We follow the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no costs capitalized for exploratory wells pending the determination of proved reserves at either March 31, 2013 or 2012. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. No interest was capitalized during the periods presented.

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

Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method over proved reserves using the unit conversion ratio of six Mcf of gas to one Bbl of oil and the ratio of forty-two Gal of natural gas liquids to one Bbl of oil. Well costs and related equipment are depleted over proved developed reserves, and leasehold costs are depleted over total proved reserves. Depreciation and depletion expense for oil and gas producing property and related equipment was $358,000 and $578,000 for the periods ended March 31, 2013 and 2012, respectively.

Capitalized costs related to proved oil and gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows. We recorded no impairment charges to our proved properties during the three months ended March 31, 2013 or 2012 based on our analysis.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance in the Company's statement of operations. We recorded no impairment charges to unproved properties during the three months ended March 31, 2013 or 2012.

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

Based on management’s analysis, the Company did not have any uncertain tax positions as of March 31, 2013 or 2012. At March 31, 2013, and 2012, there were no material income tax interest or penalty items recorded in the statement of operations or as a liability on the balance sheet.

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

The following table summarizes the Company’s asset retirement obligation transactions during the three months ended March 31:

Three Months Ended March 31, 2013
(in thousands)
Asset retirement obligation at beginning of period	$2,163
Accretion expense	32
Revisions in estimated liabilities	48
Asset retirement obligation at end of period	2,243
Less: current portion	(910)
Asset retirement obligation at end of period	$1,333

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company and its parent, Magnum Hunter, have an arrangement whereby Magnum Hunter provides funding to the Company for costs of developing oil and gas properties and Magnum Hunter allocates interest expense and general and administrative expenses to the Company. The allocation of interest expense is based on the amount funded to the Company multiplied by the interest rate applicable to the MHR Senior Revolving Credit Facility. Interest expense allocated to PRC Williston was $481,000 for both three month periods ended March 31, 2013 and 2012. General and administrative expenses are allocated to the Company from Magnum Hunter on a pro rata basis relating to the Company's revenues in proportion to the consolidated oil and gas sales of Magnum Hunter and all its subsidiaries. The general and administrative expense allocated to PRC Williston was $317,000 and $299,000 for the three months ended March 31, 2013 and 2012, respectively. Accumulated interest and general and administrative expense allocated to PRC Williston are included in accounts payable due to Parent. At March 31, 2013, the balance due to Magnum Hunter was $59.1 million.

NOTE 5 - GUARANTEE

On May 16, 2012, the Company was named a guarantor subsidiary to the Senior Notes issued by the Parent, which are due November 2020. The Senior Notes were issued by the Parent pursuant to an indenture entered into on May 16, 2012 as supplemented, among the Parent, the subsidiary guarantors party thereto, Wilmington Trust, National Association, as the trustee, and Citibank, N.A., as the paying agent, registrar and authenticating agent.  The terms of the Senior Notes are governed by the indenture, which contains affirmative and restrictive covenants that, among other things, limit the Parent's and the guarantors' ability to incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness or make certain other restricted payments; transfer or sell assets; make loans and other investments; create or permit to exist certain liens; enter into agreements that restrict dividends or other payments from restricted subsidiaries to the Company; consolidate, merge or transfer all or substantially all of their assets; engage in transactions with affiliates; and create unrestricted subsidiaries.

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

The Parent had $600.0 million in principal outstanding under the Senior Notes as of March 31, 2013. The Company shares joint and several liability with other guaranteeing subsidiaries of the Parent, and the Company does not expect the default provisions to require recourse to the lenders. As such, the Company cannot estimate any potential loss as a result of the guarantee of indebtedness of the Parent. As of March 31, 2013, the Parent was in compliance with Senior Note debt covenants, as amended or waived, as described in the Magnum Hunter Resources Corporation report on Form 10-Q, "Note 9 - Long Term Debt

Item 6.        Exhibits

See list of exhibits in the Index to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MAGNUM HUNTER RESOURCES CORPORATION

Date: July 9, 2013	/s/ Gary C. Evans
Gary C. Evans,
Chairman and Chief Executive Officer

Date: July 9, 2013	/s/ Ronald D. Ormand
Ronald D. Ormand,
Executive Vice President and Chief
Financial Officer

Date: July 9, 2013	/s/ Fred J. Smith, Jr.
Fred J. Smith, Jr.,
Senior Vice President and Chief
Accounting Officer

INDEX TO EXHIBITS

2.1
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

4.6.3
Third Supplemental Indenture, dated April 24, 2013, by and among the Registrant, the Guarantors named therein, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Paying Agent, Registrar and Authenticating Agent (incorporated by reference from the Registrant's annual report on Form 10-K filed on June 14, 2013).

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

10.2
Fifteenth Amendment to Second Amended and Restated Credit Agreement and Limited Consent, entered into on March 18, 2013 and effective as of March 17, 2013, by and among the Registrant, Bank of Montreal, as administrative agent, and the lenders and guarantors party thereto (incorporated by reference from the Registrant's current report on Form 8-K filed on March 22, 2013).

10.3
Sixteenth Amendment to Second Amended and Restated Credit Agreement and Limited Consent, entered into on April 2, 2013 and effective as of April 2, 2013, by and among the Registrant, Bank of Montreal, as administrative agent, and the lenders and guarantors party thereto (incorporated by reference from the Registrant's current report on Form 8-K filed on April 8, 2013).

10.4
Seventeenth Amendment to Second Amended and Restated Credit Agreement, dated April 23, 2013, by and among the Registrant, Bank of Montreal, as administrative agent, and the lenders and guarantors party thereto (incorporated by reference from the Registrant's current report on Form 8-K filed on April 26, 2013).

10.5
Consent to First Lien Credit Agreement, dated March 18, 2013 and effective as of March 17, 2013, by and among Eureka Hunter Pipeline, LLC, SunTrust Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference from the Registrant's current report on Form 8-K filed on March 22, 2013).

10.6
Consent to First Lien Credit Agreement, dated May 15, 2013, by and among Eureka Hunter Pipeline, LLC, SunTrust Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference from the Registrant's current report on Form 8-K filed on May 21, 2013).

10.7
Consent to Second Lien Term Loan Agreement, dated March 18, 2013 and effective as of March 17, 2013, by and among Eureka Hunter Pipeline, LLC, PennantPark Investment Corporation and the other lenders party thereto (incorporated by reference from the Registrant's current report on Form 8-K filed on March 22, 2013).

10.8
Consent and Fourth Amendment to Second Lien Term Loan Agreement, dated May 15, 2013, by and among Eureka Hunter Pipeline, LLC, PennantPark Investment Corporation and the other lenders party thereto (incorporated by reference from the Registrant's current report on Form 8-K filed on May 21, 2013).

10.9
Second Amendment to Amended and Restated Limited Liability Company Agreement of Eureka Hunter Holdings, LLC, dated March 7, 2013 by and between the Registrant, Ridgeline Midstream Holdings, LLC, and TransTex Gas Services LP (incorporated by reference from the Registrant’s current report on Form 8-K filed on March 13, 2013, 2013).

10.10
At the Market Sales Agreement (Series E Preferred Stock) between the Registrant and MLV Co., LLC, dated January 23, 2013 (incorporated by reference from the Registrant's current report on Form 8-K filed on January 25, 2013).

10.11
Registration Rights, Lock-up and Buy-back Agreement, dated as of April 24, 2013, between the Registrant and Penn Virginia Corporation (incorporated by reference from the Registrant's current report on Form 8-K filed on April 30, 2013).

10.12
Standstill Agreement, dated as of April 24, 2013, between the Registrant and Penn Virginia Corporation (incorporated by reference from the Registrant's current report on Form 8-K filed on April 30, 2013).

10.13	Form of Indemnification Agreement for Directors (incorporated by reference from the Registrant's current report on Form 8-K filed on June 7, 2013).*

10.14	Form of Indemnification Agreement for Officers (incorporated by reference from the Registrant's current report on Form 8-K filed on June 7, 2013).*

12.1	Computation of Ratio of Earnings to Fixed Charges.#

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.@

101.INS	XBRL Instance Document.^

101.SCH	XBRL Taxonomy Extension Schema Document.^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.^

101.DEF	XBRL Taxonomy Extension Definition Presentation Linkbase Document.^

*	The referenced exhibit is a management contract, compensatory plan or arrangement.

+	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

#	Filed Herewith

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

@
This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.