Form 10-Q
period 2013-06-30
MAGNUM HUNTER RESOURCES CORP
filed 2013-08-09
CIK 1335190

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
-OR-
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2013, there were 171,227,485 shares of the registrant’s common stock ($0.01 par value) outstanding.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

MAGNUM HUNTER RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per-share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,742	$57,623
Restricted cash	—	1,500
Accounts receivable, net of allowance for doubtful accounts of $444 and $448 as of June 30, 2013 and December 31, 2012, respectively	72,094	124,861
Derivative assets	3,205	5,146
Inventory	13,088	9,162
Investments	49,294	3,278
Prepaid expenses and other assets	2,977	2,249
Assets held for sale	500	500
Total current assets	173,900	204,319

PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, successful efforts method of accounting	1,737,830	1,908,118
Accumulated depletion, depreciation, and accretion	(187,810)	(185,615)
Total oil and natural gas properties, net	1,550,020	1,722,503
Gas transportation, gathering and processing equipment, net	247,720	201,910
Total property and equipment, net	1,797,740	1,924,413

OTHER ASSETS:
Deferred financing costs, net of amortization of $9,708 and $8,024 as of June 30, 2013 and December 31, 2012, respectively	21,610	23,862
Derivatives and other assets	4,452	6,455
Intangible assets, net	7,616	8,981
Goodwill	30,602	30,602
Total assets	$2,035,920	$2,198,632
The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per-share data)

	June 30, 2013	December 31, 2012
LIABILITIES AND SHAREHOLDERS’ EQUITY	(unaudited)
CURRENT LIABILITIES:
Current portion of notes payable	$4,353	$3,991
Accounts payable	120,375	196,515
Accrued liabilities	10,520	11,212
Revenue payable	19,189	20,394
Derivatives and other liabilities	20,581	11,544
Total current liabilities	175,018	243,656

Long-term debt	665,318	886,769
Asset retirement obligation	30,258	28,322
Deferred tax liability	66,881	74,258
Derivative liabilities	56,123	47,524
Other long term liabilities	5,521	5,573
Total liabilities	999,119	1,286,102

COMMITMENTS AND CONTINGENCIES (Note 14)

REDEEMABLE PREFERRED STOCK:
Series C Cumulative Perpetual Preferred Stock ("Series C Preferred Stock"), cumulative dividend rate 10.25% per annum, 4,000,000 authorized, 4,000,000 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively, with liquidation preference of $25.00 per share	100,000	100,000
Series A Convertible Preferred Units of Eureka Hunter Holdings, LLC, cumulative distribution rate of 8.0% per annum, 8,902,326 and 7,672,892 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively, with liquidation preference of $202,446 and $167,403 as of June 30, 2013 and December 31, 2012, respectively	121,271	100,878
	221,271	200,878
SHAREHOLDERS’ EQUITY:
Preferred Stock, 10,000,000 shares authorized
Series D Cumulative Preferred Stock ("Series D Preferred Stock"), cumulative dividend rate 8.0% per annum, 5,750,000 authorized, 4,424,889 and 4,208,821 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively, with liquidation preference of $50.00 per share	221,244	210,441
Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock"), cumulative dividend rate 8.0% per annum, 12,000 authorized, 3,803 and 3,775 issued and 3,722 and 3,705 outstanding as of June 30, 2013 and December 31, 2012, respectively, with liquidation preference of $25,000 per share	95,069	94,371
Common stock, $0.01 par value per share, 350,000,000 and 250,000,000 shares authorized, and 170,670,884 and 170,032,999 issued, and 169,755,932 and 169,118,047 outstanding as of June 30, 2013 and December 31, 2012, respectively	1,706	1,700
Exchangeable common stock, par value $0.01 per share, none and 505,835 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	5
Additional paid in capital	722,302	715,033
Accumulated deficit	(213,858)	(307,484)
Accumulated other comprehensive loss	(16,239)	(8,889)
Treasury Stock, at cost:
Series E Preferred Stock, 81 and 70 shares as of June 30, 2013 and December 31, 2012, respectively	(2,030)	(1,750)
Common stock, 914,952 shares as of June 30, 2013 and December 31, 2012	(1,914)	(1,914)
Total Magnum Hunter Resources Corporation shareholders’ equity	806,280	701,513
Non-controlling interest	9,250	10,139
Total shareholders’ equity	815,530	711,652
Total liabilities and shareholders’ equity	$2,035,920	$2,198,632
The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Oil and gas sales	$66,457	$37,185	$119,022	$74,967
Gas transportation, gathering, processing, and marketing	14,413	4,199	30,309	5,360
Oilfield services	3,612	957	7,305	4,614
Gain (loss) on sale of assets and other revenue	(442)	117	(419)	(154)
Total revenue	84,040	42,458	156,217	84,787
EXPENSES:
Lease operating expenses	20,609	10,700	32,740	21,540
Severance taxes and marketing	4,852	2,740	8,045	5,559
Exploration and abandonments	5,157	9,409	34,940	18,425
Impairment of proved oil and gas properties	16,034	—	16,034	—
Gas transportation, gathering, processing, and marketing	13,414	1,971	26,845	2,091
Oilfield services	4,066	1,567	7,401	3,567
Depletion, depreciation, amortization and accretion	37,986	22,669	67,040	42,322
General and administrative	19,601	16,796	41,907	31,639
Total expenses	121,719	65,852	234,952	125,143

OPERATING LOSS	(37,679)	(23,394)	(78,735)	(40,356)

OTHER INCOME (EXPENSE):
Interest income	94	62	205	96
Interest expense	(18,842)	(19,432)	(37,593)	(24,816)
Gain (loss) on derivative contracts, net	6,400	18,104	(1,091)	19,207
Other income	1,466	931	2,488	1,965
Total other income (expense)	(10,882)	(335)	(35,991)	(3,548)
Loss from continuing operations before income tax	(48,561)	(23,729)	(114,726)	(43,904)
Income tax benefit	43,566	3,001	48,420	5,293
Loss from continuing operations, net of tax	(4,995)	(20,728)	(66,306)	(38,611)
(Loss) income from discontinued operations, net of tax	(2,403)	6,273	14,208	11,374
Gain (loss) on sale of discontinued operations, net of tax	172,452	—	172,452	2,224
Net income (loss)	165,054	(14,455)	120,354	(25,013)
Net (income) loss attributable to non-controlling interest	386	(48)	889	(22)
Net income (loss) attributable to Magnum Hunter Resources Corporation	165,440	(14,503)	121,243	(25,035)
Dividends on preferred stock	(14,129)	(8,205)	(27,617)	(12,860)
Net income (loss) attributable to common shareholders	$151,311	$(22,708)	$93,626	$(37,895)
Weighted average number of common shares outstanding, basic and diluted	169,690,633	151,464,372	169,657,806	142,293,282
Loss from continuing operations per share, basic and diluted	$(0.11)	$(0.19)	$(0.55)	$(0.37)
Income from discontinued operations per share, basic and diluted	1.00	0.04	1.10	0.10
Net income (loss) per common share, basic and diluted	$0.89	$(0.15)	$0.55	$(0.27)

Amounts attributable to Magnum Hunter Resources Corporation:
Loss from continuing operations, net of tax	$(4,609)	$(20,776)	$(65,417)	$(38,633)
Income from discontinued operations, net of tax	170,049	6,273	186,660	13,598
Net income (loss)	$165,440	$(14,503)	$121,243	$(25,035)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except shares and per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$165,054	$(14,455)	$120,354	$(25,013)
Foreign currency translation loss	(7,070)	(4,119)	(11,799)	(617)
Unrealized gain (loss) on available for sale investments	4,466	(189)	4,449	(265)
Comprehensive income (loss)	162,450	(18,763)	113,004	(25,895)
Comprehensive income (loss) attributable to non-controlling interests	386	(48)	889	(22)
Comprehensive income (loss) attributable to Magnum Hunter Resources Corporation	$162,836	$(18,811)	$113,893	$(25,917)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)

	Number of Shares of Series D Preferred Stock	Number of Shares of Series E Preferred Stock	Number of Shares of Common Stock	Number of Shares of Exchangeable Common Stock	Series D Preferred Stock	Series E Preferred Stock	Common Stock	Exchangeable Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Non - controlling Interest	Total Shareholders’ Equity
BALANCE, January 1, 2013	4,209	4	170,033	506	$210,441	$94,371	$1,700	$5	$715,033	$(307,484)	$(8,889)	$(3,664)	$10,139	$711,652
Share based compensation	—	—	132	—	—	—	1	—	8,698	—	—	—	—	8,699
Sold shares of Series D Preferred Stock for cash	216	—	—	—	10,803	—	—	—	(1,212)	—	—	—	—	9,591
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(27,617)	—	—	—	(27,617)
Issued shares of common stock upon exchange of MHR Exchangeco Corporation's exchangeable shares	—	—	506	(506)	—	—	5	(5)	—	—	—	—	—	—
Sold shares of Series E Preferred Stock for cash	—	—	—	—	—	698	—	—	(108)	—	—	—	—	590
Fees on equity issuance	—	—	—	—	—	—	—	—	(109)	—	—	—	—	(109)
Depositary shares representing Series E Preferred Stock returned from escrow	—	—	—	—	—	—	—	—	—	—	—	(280)	—	(280)
Net income	—	—	—	—	—	—	—	—	—	121,243	—	—	(889)	120,354
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(11,799)	—	—	(11,799)
BALANCE, Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	4,449	—	—	4,449
BALANCE, June 30, 2013	4,425	4	170,671	—	$221,244	$95,069	$1,706	$—	$722,302	$(213,858)	$(16,239)	$(3,944)	$9,250	$815,530

The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$120,354	$(25,013)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation, amortization and accretion	73,078	56,860
Exploration and abandonments	34,168	17,693
Impairment of proved oil and gas properties	16,034	—
Impairment of other operating assets	263	—
Share based compensation	8,699	12,539
Cash paid for plugging wells	—	(101)
Gain on sale of assets	(206,082)	(3,369)
Unrealized (gain) loss on derivative contracts	786	(13,469)
Unrealized loss on investments	1,152	265
Amortization and write-off of deferred financing costs and discount on Senior Notes included in interest expense	2,758	10,086
Deferred tax benefit	(6,475)	(3,811)
Changes in operating assets and liabilities:
Accounts receivable, net	7,760	(2,530)
Inventory	(459)	(1,231)
Prepaid expenses and other current assets	(802)	(991)
Accounts payable	24,099	(10,340)
Revenue payable	(1,204)	3,356
Accrued liabilities	(261)	9,221
Net cash provided by operating activities	73,868	49,165
Cash flows from investing activities
Capital expenditures and advances	(277,492)	(224,925)
Cash paid in acquisitions	—	(434,322)
Change in restricted cash	1,500	—
Change in deposits and other long-term assets	154	(256)
Proceeds from sales of assets	380,036	783
Net cash provided by (used in) investing activities	104,198	(658,720)
Cash flows from financing activities
Net proceeds from sale of common shares	—	148,675
Net proceeds from sale of preferred shares	10,181	50,883
Fees on preferred shares issued in acquisition	(109)	—
Proceeds from sale of Series A convertible preferred units in Eureka Hunter Holdings, LLC	19,600	127,393
Proceeds from exercise of warrants and options	—	1,197
Preferred stock dividend paid	(10,424)	(9,531)
Principal repayments of debt	(327,076)	(466,209)
Proceeds from borrowings on debt	105,991	341,684
Proceeds from issuing Senior Notes	—	443,971
Payment of deferred financing costs	(701)	(18,709)
Change in other long-term liabilities	(52)	145
Net cash provided by (used in) financing activities	(202,590)	619,499
Effect of exchange rate changes on cash	(357)	(33)
Net increase (decrease) in cash and cash equivalents	(24,881)	9,911
Cash and cash equivalents, beginning of period	57,623	14,851
Cash and cash equivalents, end of period	$32,742	$24,762

Supplemental disclosure of cash flow information
Cash paid for interest	$34,448	$10,434
Non-cash transactions
Common stock issued for acquisitions	$—	$1,902
Non-cash consideration received from sale of assets	$42,300	$7,087
Change in accrued capital expenditures	$(42,774)	$25,505
Non-cash additions to asset retirement obligation	$1,896	$2,055
Eureka Hunter Holdings, LLC Series A common units issued for acquisition	$—	$12,453
Eureka Hunter Holdings, LLC Series A convertible preferred unit dividends paid in kind	$2,253	$—
The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS
Magnum Hunter Resources Corporation, a Delaware corporation, operating directly and indirectly through its subsidiaries (together with its subsidiaries, the “Company”, “Magnum Hunter”, "we," "us," or "our"), is a Houston, Texas based independent exploration and production company engaged in the acquisition and development of producing properties and undeveloped acreage and the production of oil and natural gas in the United States and Canada and certain midstream and oil field services activities.

NOTE 2 — LIQUIDITY

At June 30, 2013, the Company had (i) cash and cash equivalents of $32.7 million, of which $8.2 million was held by Eureka Hunter Holdings, LLC ("Eureka Hunter Holdings") or its subsidiaries, which are unrestricted subsidiaries under our MHR Senior Revolving Credit Facility, as defined in "Note 8 - Long-Term Debt," and was only available for use by Eureka Hunter Holdings or its subsidiaries; (ii) a working capital deficit of $1.1 million; and (iii) $264.8 million of borrowing availability under the MHR Senior Revolving Credit Facility.

The Company utilizes credit agreements, as described in "Note 8 – Long-Term Debt," to fund a portion of operating and capital needs.  The Company had no outstanding debt under the MHR Senior Revolving Credit Facility at June 30, 2013, with an available borrowing base at that date of $265.0 million. On April 24, 2013, the Company sold a wholly-owned subsidiary, Eagle Ford Hunter, Inc. ("Eagle Ford Hunter"), for a total purchase price of $422.1 million, paid to us in the form of $379.8 million in (cash based on customary initial closing adjustments) and $42.3 million in Penn Virginia Corporation ("Penn Virginia") common stock, valued based on the closing market price of the stock of $4.23 as of April 24, 2013, resulting in a gain of $172.5 million, net of tax. See "Note 6 - Divestitures and Discontinued Operations" for information regarding the sale of Eagle Ford Hunter to Penn Virginia in April 2013 and the Penn Virginia stock we received as partial consideration for such sale. Of the cash proceeds, $325.0 million was used to pay off the MHR Senior Revolving Credit Facility. As a result of the sale, the borrowing base under the Senior Revolving Credit Facility was adjusted down to $265.0 million.

For the six months ended June 30, 2013, the Company had net income attributable to common shareholders of $93.6 million and operating loss from continuing operations of $78.7 million, including non-cash charges of $29.5 million in leasehold impairment expense related to leases in the Williston Basin region that expired in the quarter ended June 30, 2013, or are expected to expire during the remainder of 2013 and that we do not plan to develop, and $4.7 million in lease abandonment expense.

As of June 30, 2013, the Company was in compliance with all of our covenants, as amended or waived, contained in our credit agreements as described in "Note 8 – Long-Term Debt."

As of June 30, 2013, we had $600.0 million aggregate principal amount of our Senior Notes outstanding. In connection with the May and December 2012 offerings of the Senior Notes, we entered into registration rights agreements pursuant to which we agreed to complete, by May 16, 2013, a registered exchange offer of the Senior Notes for the same principal amount of a new issue of Senior Notes with substantially identical terms, except the new Senior Notes would be registered and generally freely transferable under the Securities Act of 1933. In addition, we agreed to file, under certain circumstances, a shelf registration statement to cover re-sales of the Senior Notes. On May 16, 2013, we began to accrue penalty interest at the rate of 0.25% per annum, in addition to the stated per annum interest rate, on the outstanding principal amount of the Senior Notes, as a result of our failure to complete the exchange offer for the Senior Notes by May 16, 2013. We were unable to complete the exchange offer by this date because of our failure to timely file our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly report on Form 10-Q for the quarter ended March 31, 2013 within the time frame requirements of the SEC. The amount of penalty interest will increase by 0.25% per annum each subsequent 90-day period following the May 16, 2013 required exchange offer completion date, until the exchange offer is completed, up to a maximum penalty interest amount of 1.00% per annum. We plan to file a registration statement with the SEC for the exchange offer as promptly as practicable following the filing of this quarterly report on Form 10-Q, and, once the registration statement has been declared effective by the SEC, to commence and complete the exchange offer promptly thereafter.

The late filings of our 2012 Form 10-K and first quarter 2013 Form 10-Q periodic reports constituted a “default” under our Senior Notes indenture, which resulted in the unavailability of certain exceptions to restrictive covenants contained therein, including in respect of our ability to make certain restricted payments, including the payment of dividends on our preferred stock. As a result, we were not permitted to pay dividends on our 10.25% Series C Cumulative Perpetual Preferred Stock ("Series C Preferred Stock"),
8.0% Series D Cumulative Preferred Stock ("Series D Preferred Stock") and 8.0% Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock") for the months of April, May, June and July 2013 on our normal end-of-the month dividend payment dates. As of August 7, 2013, we had a total of $8.9 million of preferred dividends in arrears related to the three-month period ended June 30, 2013, and $2.9 million of preferred dividends in arrears for July 2013.

On July 29, 2013, following the filing of our 2012 Form 10-K and first quarter 2013 Form 10-Q, the Company announced that it had declared cash dividends on the Company's Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, for the months of April, May, June, July and August 2013, referred to as the "Declared Accumulated Dividend." The Declared Accumulated Dividend is payable on September 3, 2013, to holders of record at the close of business on August 15, 2013. The Declared Accumulated Dividend represented (i) all accumulated accrued and unpaid dividends on the Company's preferred stock for the months of April, May, June, July and August 2013, and (ii) the to-be-accrued dividends on the preferred stock for the remainder of August 2013.

We believe that cash flows from operations, borrowings under our MHR Senior Revolving Credit Facility and other debt agreements, continued liquidation of our shares of Penn Virginia common stock, and anticipated non-core asset sales will finance substantially all of our capital needs through 2013 and well into 2014. We may also use our MHR Senior Revolving Credit Facility for possible acquisitions and temporary working capital needs. Further, we may decide to access the public or private equity or debt markets to fund potential acquisitions, provide working capital or for other liquidity needs, if such financing is available and on acceptable terms. However, as a result of our failure to timely file our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly report on Form 10-Q for the quarter ended March 31, 2013 within the time frame requirements of the SEC, we may be limited by the requirement that we use more restrictive forms of registration statements in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that would be beneficial to our business.

Until we have timely filed all our required SEC reports for a period of twelve months (which period we expect to expire in August 2014, assuming we remain timely in the filing of our SEC reports during that period), we will be ineligible to use abbreviated and less costly SEC filings, such as the SEC's Form S-3 registration statement, to register our securities for sale. Further, during such period, we will be unable to use our existing shelf registration statement on Form S-3 or conduct “at-the-market”, or ATM, offerings of our equity securities. We had conducted ATM offerings on a regular basis with respect to our preferred stock prior to our late SEC filings. In the future, we may use Form S-1 to register a sale of our securities to raise capital or complete acquisitions, but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions in an expeditious manner.

Note 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The accompanying unaudited interim financial statements of Magnum Hunter have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements as reported in our 2012 annual report on Form 10-K have been omitted.

Reclassification of Prior-Year Balances
Certain prior-year balances in the consolidated financial statements have been reclassified to correspond with current-year classifications.  As a result of the sale of Eagle Ford Hunter, Inc. ("Eagle Ford Hunter") on April 24, 2013, and our sale of Hunter Disposal, LLC ("Hunter Disposal"), on February 17, 2012, the gain on sale and all prior operating income and expense for these entities were reclassified as discontinued operations for all periods presented.

Discontinued Operations

Gain or loss on sold assets may be considered discontinued operations at the time the determination is made to reclassify the assets on the balance sheet as assets held for sale. However, income provided by assets held for sale may not be shown as discontinued operations if significant cash flows exist from any retained assets or if the Company has continued involvement in the same area.

During the three month period ended June 30, 2013, we sold 100% of the capital stock of our subsidiary, Eagle Ford Hunter. The Company established that Eagle Ford Hunter should be classified as held for sale as of the quarter ended March 31, 2013; however, since the Company expected to have significant remaining operations in South Texas under a new subsidiary, Shale Hunter, LLC ("Shale Hunter"), management determined that discontinued operations presentation for Eagle Ford Hunter was not applicable at March 31, 2013. Our mid-year reserves update showed that the reserves in the Shale Hunter properties had decreased below our threshold of significance for continuing operations and expected cash flows from the former Eagle Ford Hunter properties, thus, the criteria for discontinued operations were met at June 30, 2013. At June 30, 2013, income from operations of Eagle Ford Hunter, for all periods presented, and gain related to the sale of Eagle Ford Hunter were reclassified as discontinued operations. See "Note 6 - Divestitures and Discontinued Operations."

During the three month period ended March 31 2012, we sold our subsidiary, Hunter Disposal, and therefore reflected the gain on sale as well as current and prior operating results as discontinued operations. See "Note 6 - Divestitures and Discontinued Operations."

Non-Controlling Interest in Consolidated Subsidiaries
We have consolidated PRC Williston, LLC ("PRC Williston") in which we own 87.5% and Eureka Hunter Holdings in which we owned 58.33% and 61.0% as of June 30, 2013 and December 31, 2012, respectively. Eureka Hunter Holdings owns, directly or indirectly, 100% of the equity interests of Eureka Hunter Pipeline, LLC ("Eureka Hunter Pipeline"), TransTex Hunter, LLC ("TransTex Hunter"), and Eureka Hunter Land, LLC.

Net Income or Loss per Share

Basic net income or loss per common share is computed by dividing the net income or loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share is calculated based on income from continuing operations and also considers the impact to net income and common shares for the potential dilution from stock options, stock purchase warrants and any outstanding convertible securities.

The Company has issued potentially dilutive instruments in the form of common stock options, common stock purchase warrants, Series E Preferred Stock, and restricted common stock granted and not yet issued.  We did not include the dilutive securities in our calculation of diluted loss per share during any of the periods presented herein, because to include them would have been anti-dilutive due to our loss from continuing operations during those periods.

The following table summarizes the potentially dilutive securities outstanding as of June 30, 2013 and 2012:

	June 30,
	2013	2012
	(in thousands)
Dilutive:
Common stock options	1,962	7,294
Warrants	—	126
Restricted shares granted, not yet issued	—	19
Total dilutive	1,962	7,439
Anti-dilutive:
Common stock options	16,834	8,423
Warrants	13,376	13,392
Series E Preferred Stock	11,169	—
Total anti-dilutive	41,380	21,815

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid debt securities that have original maturities of three months or less. At June 30, 2013, the Company had cash deposits in excess of FDIC insured limits at various financial institutions.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities, derivatives, and certain long-term debt approximate fair value as of June 30, 2013 and December 31, 2012. See "Note 4 – Fair Value of Financial Instruments."

Inventory

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

The following table sets forth our materials and supplies inventory as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Supplies and materials	$11,635	$1,096
Commodities	1,453	8,066
Inventory	$13,088	$9,162

Supplies included in other long term assets	$192	$3,464

Oil and Gas Properties

The Company utilizes the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip new development wells and related asset retirement costs are capitalized. Costs to acquire mineral interests and drill exploratory wells are also capitalized pending determination of whether the wells have proved reserves or not. If we determine that the wells do not have proved reserves or leases acquired are not prospective or expire, the costs are expensed to exploration and abandonments. Geological and geophysical costs, including seismic studies and related costs of carrying and retaining unproved properties, are charged to exploration expense as incurred.

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

Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less than annually. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired. The Company performed its annual assessment of goodwill impairment in April 2013 and determined that no impairment of goodwill existed at that time.

Intangible Assets

Intangible assets consist primarily of the fair value of the acquired gas gathering and processing contracts and customer relationships in the TransTex Gas Services, LP assets acquisition completed in 2012.  The fair value of the intangible assets was determined using a discounted cash flow model with a discount rate of 13%. These assets are being amortized over a weighted average term of 8.5 years. At June 30, 2013, our intangible assets were not impaired.

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

Lease Operating Expenses

Lease operating expenses, including compressor rental and repair, pumpers' salaries, saltwater disposal, ad valorem taxes, insurance, repairs and maintenance, workovers and other operating expenses, are expensed as incurred. Transportation, gathering, and processing costs are expensed as incurred and included in lease operating expenses.

Exploration and Abandonments

Exploration and abandonments include charges for capitalized leasehold costs associated with unproved properties that the Company has chosen not to develop and therefore has allowed or expects to allow leases to expire. The balance of exploration expense consists primarily of geological and geophysical costs. The following table provides the Company's exploration and abandonment expense from continuing operations for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Leasehold impairments	$4,817	$—	$29,474	$4,885
Leasehold abandonment	—	9,024	4,695	12,810
Other	340	385	771	730
Total	$5,157	$9,409	$34,940	$18,425

During the six months ended June 30, 2013, the Company recognized $29.5 million in leasehold impairment expense related to leases in the Williston Basin region that are expected to expire during the remainder of 2013 that we do not plan to develop. We also recognized leasehold abandonment expense of $4.7 million in related leases that expired undrilled in the Williston Basin region during the six months ended June 30, 2013.

Impairment of Proved Oil and Gas Properties

Proved oil and natural gas properties are reviewed for impairment on a field-by-field basis when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. We estimate the expected future cash flows of our oil and natural gas properties and compare these undiscounted cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will write down the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future lease operating expense, future production estimates, estimated future capital expenditures and discount rates commensurate with the risk associated with realizing the projected cash flows.

During the six months ended June 30, 2013, changes in production estimates and lease operating costs provided indications of possible impairment of the Company's proved properties in the Williston and Appalachian Basins. As a result of management's assessments during the second quarter of 2013, the Company recognized pretax noncash impairment charges of $16.0 million to reduce the carrying value of these properties to their estimated fair values. The Company calculated the estimated fair value as of June 30, 2013 using a discounted cash flow model. The expected future net cash flows were discounted using an annual rate of 10 percent to determine estimated fair value.

Recently Issued Accounting Standards

Accounting standards-setting organizations frequently issue new or revised accounting rules.  We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("FASB ASC Topic 740"). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and financial statement disclosures.

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

We used the following fair value measurements for certain of our assets and liabilities at June 30, 2013 and December 31, 2012:

Level 1 Classification:

Available for Sale Securities

At June 30, 2013 and December 31, 2012, the Company held common and preferred stock of publicly traded companies with quoted prices in an active market.  Accordingly, the fair market value measurements of these securities have been classified as Level 1.

Level 2 Classification:

Commodity Derivative Instruments

At June 30, 2013 and December 31, 2012, the Company had commodity derivative financial instruments in place.  The Company does not designate its derivative instruments as hedges and therefore does not apply hedge accounting.  The estimated fair value amounts of the Company’s derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2.  Although the Company’s derivative instruments are valued using public indices, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.  See "Note 5 — Financial Instruments and Derivatives" for additional information.

As of June 30, 2013 and December 31, 2012, the Company’s derivative contracts were with financial institutions, all of which were either senior lenders to the Company or affiliates of such senior lenders, and some of which had investment grade credit ratings. All of the counterparties are believed to have minimal credit risk.  Although the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above, the Company does not anticipate such nonperformance and monitors the credit worthiness of its counterparties on an ongoing basis.

Level 3 Classification:

Preferred Stock Embedded Derivative

At June 30, 2013 and December 31, 2012, the Company had preferred stock embedded derivative liabilities resulting from certain conversion features, redemption options, and other features of our Series A Convertible Preferred Units of Eureka Hunter Holdings. See "Note 11 - Redeemable Preferred Stock" for additional information.

The fair value of the bifurcated conversion feature was valued using the “with and without” analysis in a simulation model. The key inputs used in the model to determine fair value at June 30, 2013 were a volatility of 26%, credit spread of 15.06%, and a total enterprise value of Eureka Hunter Holdings of $499.0 million.

Convertible Security Embedded Derivative

The Company recognized an embedded derivative asset resulting from the fair value of the bifurcated conversion feature associated with the convertible note received as partial consideration upon the sale of Hunter Disposal to GreenHunter Resources, Inc. ("GreenHunter"), a related party. See "Note 6 - Divestitures and Discontinued Operations." The embedded derivative was valued using a Black-Scholes model valuation of the conversion option.

The key inputs used in the Black-Scholes option pricing model were as follows:

June 30, 2013
Life	3.6
Risk-free interest rate	1.17%
Estimated volatility	40%
Dividend	—
GreenHunter stock price at end of period	$0.80

The following table presents a reconciliation of the financial derivative asset and liability measured at fair value using significant unobservable inputs for the six month period ended June 30, 2013:

	Preferred Stock Embedded Derivative Liability	Convertible Security Embedded Derivative Asset
	(in thousands)
Fair value at December 31, 2012	$(43,548)	$264
Issuance of derivative liability	(6,960)	—
Increase (decrease) in fair value recognized in other income (expense)	(5,440)	(211)
Fair value as of June 30, 2013	$(55,948)	$53

The following tables present recurring financial assets and liabilities which are carried at fair value at June 30, 2013 and December 31, 2012:

	Fair Value Measurements on a Recurring Basis
	June 30, 2013
	(in thousands)
Assets	Level 1	Level 2	Level 3
Available for sale securities	$48,652	$—	$—
Commodity derivative assets	—	4,700	—
Convertible security derivative assets	—	—	53
Total assets at fair value	$48,652	$4,700	$53
Liabilities
Commodity derivative liabilities	$—	$2,429	$—
Convertible preferred stock derivative liabilities	—	—	55,948
Total liabilities at fair value	$—	$2,429	$55,948

	Fair Value Measurements on a Recurring Basis
	December 31, 2012
	(in thousands)
Assets	Level 1	Level 2	Level 3
Available for sale securities	$1,958	$—	$—
Commodity derivative assets	—	4,882	—
Convertible security derivative assets	—	—	264
Total assets at fair value	$1,958	$4,882	$264
Liabilities
Commodity derivative liabilities	$—	$7,477	$—
Convertible preferred stock derivative liabilities	—	—	43,548
Total liabilities at fair value	$—	$7,477	$43,548

Other Fair Value Measurements

The carrying value of our MHR Senior Revolving Credit Facility approximates fair value as it is subject to short-term floating interest rates that approximate the rates available to us for those periods.  The fair value hierarchy for our MHR Senior Revolving Credit Facility is Level 1.

The fair value of our Senior Notes is based on quoted market prices available to us at these dates.  The estimated fair value of our Senior Notes as of June 30, 2013 and December 31, 2012 was $622.3 million and $613.5 million, respectively.  The fair value hierarchy for our Senior Notes is Level 2 (quoted prices for identical assets in active markets).

The fair value of Eureka Hunter Pipeline's second lien term loan is the estimated cost to acquire the debt, including a credit spread for the difference between the issue rate and the period end market rate.  The credit spread is the Company’s default or repayment risk.  The credit spread (premium or discount) is determined by comparing the Company’s fixed-rate notes and credit facility to new issuances (secured and unsecured) and secondary trades of similar size and credit statistics for both public and private debt.  The fair value of all fixed-rate notes and the credit facility is based on interest rates currently available to the Company.  Eureka Hunter Pipeline's second lien term loan is valued using an income approach and classified as Level 3 in the fair value hierarchy.

The Company uses available market data and valuation methodologies to estimate the fair value of debt.  The carrying amounts and fair values of long-term debt are as follows:

		June 30, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(in thousands)
Senior Notes (1)	2	$597,209	$622,320	$597,212	$613,500
MHR Senior Revolving Credit Facility (2)	1	$—	$—	$225,000	$225,000
Eureka Hunter Pipeline, LLC second lien term loan (3)	3	$50,000	$57,143	$50,000	$58,550
Equipment notes payable (3)	3	$22,462	$21,571	$18,548	$17,450

1.	The fair value of our Senior Notes is based on quoted market prices available to us for those periods.

2.	The carrying value of the MHR Senior Revolving Credit Facility approximates fair value as it is subject to short-term floating interest rates that approximate the rates available to us at such date.

3.
The fair value of each of (a) Eureka Hunter Pipeline's second lien term loan and (b) the equipment notes payable is the estimated cost to acquire the debt, including a credit spread for the difference between the issue rate and the period end market rate.

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
A reconciliation of the beginning and ending balances of Magnum Hunter's ARO is presented in "Note 7 - Asset Retirement Obligations."

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

Our failure to service any of our debt or to comply with any of our debt covenants could result in a default under the related debt agreement, and under any commodity derivative contract under which such debt default is a cross-default, which could result in the early termination of the commodity derivative contract, an early termination payment obligation thereunder, and/or otherwise materially adversely affect our business, financial condition and results of operations.
As of June 30, 2013, we had the following derivative instruments in place:

			Weighted Average
Natural Gas	Period	MMBTU/day	Price per MMBTU
Collars	Jul 2013 - Dec 2013	12,500	$4.50 - $5.96
Swaps	Jul 2013 - Dec 2013	25,500	$3.64
	Jan 2014 - Dec 2014	5,000	$4.26
Ceilings purchased (call)	Jul 2013 - Dec 2013	10,000	$6.00
	Jan 2014 - Dec 2014	10,000	$6.15
Ceilings sold (call)	Jan 2014 - Dec 2014	26,000	$5.47
Floors purchased (put)	Jul 2013 - Dec 2013	10,000	$4.25
Floors sold (put)	Jan 2014 - Dec 2014	10,000	$3.75
			Weighted Average
Crude Oil	Period	Bbls/day	Price per Bbl
Collars	Jul 2013 - Dec 2013	2,763	$81.38 - $97.61
	Jan 2014 - Dec 2014	663	$85.00 - $91.25
	Jan 2015 - Dec 2015	259	$85.00 - $91.25
Three-way collars (1)	Jul 2013 - Dec 2013	2,000	$60.63 - $80.00 - $100.00
	Jan 2014 - Dec 2014	4,000	$64.94 - $85.00 - $102.50
Three-way collars (2)	Jul 2013 - Dec 2013	763	$65.00 - $91.25 - $101.25
Swaps	Jul 2013 - Dec 2013	5,450	$92.72
Ceilings purchased (call)	Jul 2013 - Dec 2013	2,250	$100.00
Ceilings sold (call)	Jan 2015 - Dec 2015	1,570	$120.00
Floors purchased (put)	Jul 2013 - Dec 2013	1,750	$90.00
Floors sold (put)	Jul 2013 - Dec 2013	5,438	$76.03
	Jan 2014 - Dec 2014	663	$65.00
	Jan 2015 - Dec 2015	259	$70.00
(1) These three-way collars are a combination of three options: a sold call, a purchased put and a sold put

(2) This three-way collar is a combination of three options: a sold call, a purchased call and a sold put

Currently, Bank of America, Bank of Montreal, KeyBank National Association, Credit Suisse Energy, LLC, UBS AG London Branch, Deutsche Bank AG London Branch, Citibank, N.A., and J. Aron & Company are the only counterparties to our commodity derivatives positions.  We are exposed to credit losses in the event of nonperformance by the counterparties; however, we do not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions.  All counterparties or their affiliates are participants in our MHR Senior Revolving Credit Facility, and the collateral for the outstanding borrowings under our MHR Senior Revolving Credit Facility is used as collateral for our commodity derivatives with those counterparties.

At June 30, 2013, the Company had preferred stock derivative liabilities resulting from certain conversion features, redemption options, and other features of our Series A Convertible Preferred Units of Eureka Hunter Holdings. See "Note 4 – Fair Value of Financial Instruments" and "Note 11 — Redeemable Preferred Stock," for more information.

At June 30, 2013, the Company also had a convertible security embedded derivative asset primarily due to the conversion feature of the promissory note received as partial consideration for the sale of Hunter Disposal. See "Note 4 – Fair Value of Financial Instruments," "Note 6 – Divestitures and Discontinued Operations" and "Note 13 – Related Party Transactions," for additional information.

The following table summarizes the fair value of our commodity derivative contracts as of the dates indicated:

		Gross Derivative Assets		Gross Derivative Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Classification	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
		(in thousands)
Commodity
	Current assets - derivatives	$3,152	$4,882	$—	$—
	Derivatives and other long term assets	1,548	—	—	—
	Derivatives and other current liabilities	—	—	(2,254)	(3,501)
	Derivatives and other long term liabilities	—	—	(175)	(3,976)
Total commodity		$4,700	$4,882	$(2,429)	$(7,477)
Financial
	Derivative assets - current	$53	$264	$—	$—
	Derivative liabilities - long term	—	—	(55,948)	(43,548)
Total financial		$53	$264	$(55,948)	$(43,548)

 The following table summarizes the realized and unrealized gains and losses on change in fair value of our derivative contracts as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Realized gain (loss)	$(1,261)	$4,251	$(305)	$5,738
Unrealized gain (loss)	7,661	13,853	(786)	13,469
Net gain (loss)	$6,400	$18,104	$(1,091)	$19,207

NOTE 6 — DIVESTITURES AND DISCONTINUED OPERATIONS

Sale of Eagle Ford Hunter

On April 24, 2013, the Company closed on the sale of all of its ownership interest in its wholly-owned subsidiary, Eagle Ford Hunter, to an affiliate of Penn Virginia for a total purchase price of approximately $422.1 million made up of a cash payment of $379.8 million (after customary initial purchase price adjustments) and 10.0 million shares of common stock of Penn Virginia valued at approximately $42.3 million (based on the closing market price of the stock as of April 24, 2013). The effective date of the sale was January 1, 2013. The Company has recognized a gain on the sale of $172.5 million, net of tax. The Company and Penn Virginia have agreed to extend the final settlement of the cash portion of the purchase price, which is to occur on or about August 22, 2013. Upon closing of the sale, $325.0 million of sale proceeds were used to pay down outstanding borrowings under the MHR Senior Revolving Credit Facility.

The Company established that Eagle Ford Hunter should be classified as held for sale as of the quarter ended March 31, 2013; however, since the Company expected to have significant remaining operations in South Texas under a new subsidiary, Shale Hunter, management determined that discontinued operations presentation for Eagle Ford Hunter was not applicable at March 31, 2013. Our mid-year reserves update showed that the reserves in the Shale Hunter properties had decreased below our threshold of significance for continuing operations and expected cash flows from the former Eagle Ford Hunter properties, thus, the criteria for discontinued operations were met at June 30, 2013. At June 30, 2013, income from operations of Eagle Ford Hunter, for all periods presented, and gain related to the sale of Eagle Ford Hunter were reclassified as discontinued operations.

Sale of Hunter Disposal

On February 17, 2012, the Company, through its wholly-owned subsidiary, Triad Hunter, LLC ("Triad Hunter"), sold 100% of its equity ownership interest in Hunter Disposal to an affiliate of GreenHunter, for total consideration of $9.3 million, comprised of cash of $2.2 million, 1,846,722 common shares of GreenHunter valued at $2.6 million based on a closing price of $1.79 per share, discounted for restrictions, 88,000 shares of GreenHunter 10% Series C Preferred Stock, valued at $1.9 million based on a stated value of $25.00 per share, and a promissory note of $2.2 million which is convertible, at the option of the Company, into 880,000 shares of GreenHunter common stock based on the conversion price of $2.50 per share. The Company recognized an embedded derivative asset resulting from the conversion option on the convertible promissory note with fair market value of $405,000. See "Note 4 - Fair Value of Financial Instruments" for additional information. The cash proceeds from the sale were adjusted downward to $783,000 for changes in working capital to reflect the effective date of the sale of December 31, 2011. GreenHunter is a related party as described in "Note 13 - Related Party Transactions."

The operating results of Eagle Ford Hunter and Hunter Disposal for the three and six months ended June 30, 2013 and 2012, have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below:

	Three Months Ended June 30,		Nine Months Ended Six Months Ended June 30,
	2013 (2)	2012 (1)	2013 (2)	2012 (1)
	(in thousands)
Revenues	$7,308	$16,496	$33,174	$32,286
Expenses	(1,258)	(10,223)	(10,513)	(20,913)
Other income (expense)	—	—	—	1
Income tax expense	(8,453)	—	(8,453)	—
Income (loss) from discontinued operations, net of tax	(2,403)	6,273	14,208	11,374
Gain (loss) on sale of discontinued operations, net of taxes (3)	172,452	—	172,452	2,224
Income from discontinued operations, net of taxes	$170,049	$6,273	$186,660	$13,598
___________________________

(1)
In the second quarter of 2012, the Company revised its disclosure of discontinued operations to include adjustments reducing the gain on sale of Hunter Disposal. The revision included a tax adjustment of $1.4 million and an adjustment to discount the value of the GreenHunter shares received by $619,000. Management concluded that this revision was not material to the related March 31, 2012 financial statements.

(2)	Includes operations of Eagle Ford Hunter from January 1, 2013 through April 24, 2013, the date of the sale.

(3)
The book income tax charge for the three and six months ended June 30, 2013 relating to discontinued operation's gain for such period was $8.5 million, which is more than offset by the Company's current year deductions. In addition, an alternative minimum tax charge of $1.3 million also arose on the Eagle Ford Hunter sale.

NOTE 7 — ASSET RETIREMENT OBLIGATIONS

The Company records a liability for the fair value of an asset’s retirement obligation in the period in which it is incurred and the corresponding cost is capitalized by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated economic life of the related asset.  We have included estimated future costs of abandonment and dismantlement in our successful efforts amortization base and amortize these costs as a component of our depreciation, depletion, and accretion expense in the accompanying consolidated financial statements.

The following table summarizes the Company’s asset retirement obligation activities during the six month period ended June 30, 2013:

Six Months Ended June 30, 2013
(in thousands)
Asset retirement obligation at beginning of period	$30,680
Liabilities incurred	90
Liabilities settled	(355)
Accretion expense	1,136
Revisions in estimated liabilities (1)	1,935
Effect of foreign currency translation	(129)
Asset retirement obligation at end of period	33,357
Less: current portion (included in other liabilities)	(3,099)
Asset retirement obligation at end of period	$30,258
 (1) $1.5 million of the revisions in estimated liabilities is related to change in assumptions used with respect to certain wells in Williston Basin US and Tableland Canada.

NOTE 8 — LONG-TERM DEBT

Long-term debt at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Senior Notes payable due May 15, 2020, interest rate of 9.75%, net of unamortized net discount of $2.8 million at June 30, 2013 and December 31, 2012	$597,209	$597,212
Various equipment and real estate notes payable with maturity dates January 2015 - April 2021, interest rates of 4.25% - 5.70%	22,462	18,548
Eureka Hunter Pipeline, LLC second lien term loan due August 16, 2018, interest rate of 12.5%	50,000	50,000
MHR Senior Revolving Credit Facility due April 13, 2016, interest rate of 2.96% at June 30, 2013 and 3.56% at December 31, 2012	—	225,000
	$669,671	890,760
Less: current portion	(4,353)	(3,991)
Total long-term debt obligations, net of current portion	$665,318	886,769
 ____________________________

The following table presents the scheduled or expected approximate annual maturities of debt, gross of unamortized discount:

(in thousands)
2013	$2,172
2014	4,369
2015	12,145
2016	2,627
2017	1,149
Thereafter	650,000
Total	$672,462

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

Pursuant to the Seventeenth Amendment to Second Amended and Restated Credit Agreement and as a result of the sale of Eagle Ford Hunter on April 24, 2013, the borrowing base under the MHR Senior Revolving Credit Facility was decreased from $350.0 million to $265.0 million,

Subject to certain permitted liens, the Company’s obligations under the MHR Senior Revolving Credit Facility have been secured by the grant of a first priority lien on no less than 80% of the value of the proved oil and gas properties of the Company and its restricted subsidiaries.

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

Sixteenth Amendment to Second Amended and Restated Credit Agreement

On April 2, 2013, pursuant to the Sixteenth Amendment to Second Amended and Restated Credit Agreement and Limited Consent (the “Sixteenth Amendment”), the lenders under the MHR Senior Revolving Credit Facility waived the requirement that 100% of the consideration the Company received for the sale of the stock of Eagle Ford Hunter to Penn Virginia be cash. In addition, pursuant to the Sixteenth Amendment, the MHR Senior Revolving Credit Facility was amended to permit the Company's investment in, and any later disposition of, the common stock of Penn Virginia that was received by the Company upon the sale of stock of Eagle Ford Hunter.
Seventeenth Amendment to Second Amended and Restated Credit Agreement
On April 23, 2013, pursuant to the Seventeenth Amendment to Second Amended and Restated Credit Agreement and Limited Consent (the “Seventeenth Amendment”), the MHR Senior Revolving Credit Facility was amended to, among other things, provide for the decrease of the borrowing base from $350 million to $265 million, effective upon the closing of the Company's sale of 100% of the outstanding capital stock of Eagle Ford Hunter, the Company's wholly-owned subsidiary, to Penn Virginia pursuant to a stock purchase agreement dated April 2, 2013. In addition, pursuant to the Seventeenth Amendment, the deadline under the MHR Senior Revolving Credit Facility for the Company's delivery of its audited 2012 annual financial statements to the lenders under the MHR Senior Revolving Credit Facility was extended to the earlier of (i) 57 days after notice to the Company by the trustee under the Company's Senior Notes of the Company's failure to comply with Section 4.02(a) of the indenture governing the Senior Notes (concerning the delivery of reports under the Securities Exchange Act of 1934) or (ii) June 17, 2013. The Company filed its 2012 Form 10-K on June 14, 2013 which included its audited financial statements for the year ended December 31, 2012, and thus delivered the annual financial statements required by the Senior Notes indenture (the "Indenture").The Company filed its Form 10-Q for the period ended March 31, 2013 on July 9, 2013. With the filing of the Form 10-Q, the Company delivered the financial statements for the first quarter of 2013 required by the Indenture. Under the Seventeenth Amendment, the lenders under the MHR Senior Revolving Credit Facility waived any event of default under the facility that had occurred as a result of a default occurring under the Indenture due to the Company's failure to comply with Section 4.02(a) of the Indenture with respect to the filing of the Company's Form 10-Q for the quarterly period ended March 31, 2013. The Seventeenth Amendment also revised Section 9.18 of the MHR Senior Revolving Credit Facility to clarify that existing maximum hedging limits apply to each of crude oil (including NGLs) and natural gas independently, with neither commodity impacting the Company's ability to hedge the other.
Eighteenth Amendment to Second Amended and Restated Credit Agreement
On August 7, 2013, pursuant to the Eighteenth Amendment to Second Amended and Restated Credit Agreement (the “Eighteenth Amendment”), the MHR Senior Revolving Credit Facility was amended as follows:
(i) While the total debt to EBITDAX covenant is deferred as described in (ii) below, implement a new total senior debt to EBITDAX covenant set at 2.00x EBITDAX;
(ii) the Company's current total debt to EBITDAX covenant is deferred for the period starting June 30, 2013 until June 30, 2014 at which time the level of debt to EBITDAX of less than 4.50x EBITDAX will be in effect, decreasing to less than 4.25x EBITDAX starting December 31, 2014;

(iii) amends the EBITDAX to interest expense covenant to no less than 2.00x for the quarters ended June 30, 2013 and ending September 30, 2013, increasing to 2.25x for the quarter ending December 31, 2013 and increasing to 2.50x starting March 31, 2014 and thereafter;
(iv) allow for up to $32 million in investments in the Company's unrestricted subsidiary Eureka Hunter Holdings provided a) the investments are made before December 31, 2013 and b) the borrowing base has availability of at least $75.0 million at the time of such investment, provided that the Company may also invest in Eureka Hunter Holdings using proceeds from the sale of its common or preferred equity (any such investments would be utilized to further expand Eureka Hunter Pipeline);
(v) reduces the Company's Senior Note basket to $600 million from $800 million;
(vi) increases the investment basket for unrestricted subsidiaries (other than Eureka Hunter Holdings) from $7.5 million to $12.5 million for the fiscal year ending December 31, 2013, thereafter the basket shall remain $7.5 million in any calendar year;
(vii) establish an acquisition and leasehold expenditures basket commencing August 1, 2013 through the Company's compliance with the financial covenants for the fiscal quarter ending June 30, 2014, which shall equal (a) $40.0 million plus (b) if at the time of and after giving effect to any such investment, availability under the borrowing base is equal to or greater than $75.0 million, (i) asset sale proceeds net of any borrowing base reduction resulting from such asset sale and (ii) the net cash proceeds from the offering of common or preferred equity securities by the Company; and
(viii) increase pricing by 50 basis points to LIBOR plus 250 to 325 basis points from LIBOR plus 200 to 275 basis points based on utilization until the Company demonstrates compliance with the financial covenants for the fiscal quarter ending June 30, 2014.
The Company had no amounts outstanding under the Senior Revolving Credit Facility as of June 30, 2013 and $225.0 million outstanding as of December 31, 2012.

At June 30, 2013, we were in compliance with all of our covenants, as amended or waived, contained in the MHR Senior Revolving Credit Facility.

The following table sets forth interest expense for the three and six month period ended June 30, 2013 and 2012, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Interest expense incurred on debt	$17,149	$9,909	$35,043	$14,730
Amortization and write off of deferred financing costs	1,693	9,523	2,550	10,086
Total Interest Expense	$18,842	$19,432	$37,593	$24,816

NOTE 9 — SHARE-BASED COMPENSATION

Under our amended and restated Stock Incentive Plan, our common stock, common stock options, and stock appreciation rights may be granted to directors, officers, employees and other persons who contribute to the success of Magnum Hunter.  Currently, 27,500,000 shares of our common stock are authorized to be issued under the plan, and 3,815,707 shares had been issued as of June 30, 2013.

On January 17, 2013, the Company granted 3,942,575 common stock options to officers, executives, and employees of the Company, with an exercise price of $4.16, of which 3,080,000 have a term of 10 years and 862,575 have a term of 5 years. The options vest over a 3-year period with 25% of the options vesting immediately. The Company also granted 420,000 common stock options to members of the Board of Directors, which have a term of 10 years and vested immediately.

We recognized share-based compensation expense of $2.4 million and $8.7 million for the three and six months ended June 30, 2013 and $7.9 million and $12.5 million for the three and six months ended June 30, 2012, respectively.

A summary of common stock option activity for the six months ended June 30, 2013 and June 30, 2012 is presented below:

			Weighted Average Exercise Price per Share
	Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Outstanding at beginning of period	14,847	12,566	$6.01	$5.64
Granted	4,363	—	$4.16	$—
Exercised	—	(831)	$—	$1.38
Forfeited	(413)	(403)	$6.61	$7.79
Outstanding at end of period	18,796	11,332	$5.56	$5.88
Exercisable at end of period	11,139	7,211	$5.72	$5.75

A summary of the Company’s non-vested common stock options and stock appreciation rights for the six months ended June 30, 2013 and June 30, 2012 is presented below:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Non-vested at beginning of period	6,163	5,651
Granted	4,363	—
Vested	(2,677)	(1,150)
Forfeited	(191)	(380)
Non-vested at end of period	7,657	4,121

Total unrecognized compensation cost related to the non-vested common stock options was $14.3 million and $17.2 million as of June 30, 2013 and 2012, respectively.  The unrecognized cost at June 30, 2013 is expected to be recognized over a weighted-average period of 1.64 years.  At June 30, 2013, the weighted average remaining contract life was 6.66 years.

Total unrecognized compensation cost related to non-vested, restricted shares amounted to $165,000 and $561,000 as of June 30, 2013 and 2012, respectively.  The unrecognized cost at June 30, 2013, is expected to be recognized over a weighted-average period of 0.42 years.

The assumptions used in the fair value method calculation for the six months ended June 30, 2013, are:

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

NOTE 10 —SHAREHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2013, the Company issued 132,050 shares of the Company’s common stock in connection with share-based compensation which had fully vested to senior management and directors of the Company.

During the six months ended June 30, 2013, the Company issued 505,835 shares of the Company’s common stock upon exchange of 505,835 exchangeable shares issued by MHR Exchangeco Corporation in connection with the Company’s acquisition of NuLoch Resources, Inc. in May 2011.

Series D Preferred Stock

During the six months ended June 30, 2013, the Company issued under an at-the-market (“ATM”) sales agreement an aggregate of 216,068 shares of our Series D Preferred Stock with a liquidation preference of $50.00 per share for cumulative net proceeds of approximately $9.6 million, which included various offering expenses of approximately $200,000.

The Series D Preferred Stock cannot be converted into common stock of the Company but may be redeemed by the Company, at the Company’s option, on or after March 14, 2014, for its liquidation preference of $50.00 per share (plus accrued and unpaid dividends) or in certain circumstances, prior to such date as a result of a change in control.

Series E Preferred Stock

Each share of our Series E Preferred Stock, has a stated liquidation preference of $25,000 and a dividend rate of 8.0% per annum, based on stated liquidation preference, is convertible at the option of the holder into a number of shares of the Company’s common stock equal to the stated liquidation preference, plus accrued and unpaid dividends, divided by a conversion price of $8.50 per share (subject to anti-dilution adjustments in the case of stock dividends, stock splits and combinations of shares), and is redeemable by the Company under certain circumstances.  The Series E Preferred Stock is junior to the Company’s Series C Preferred Stock and Series D Preferred Stock in respect of dividends and distributions upon liquidation.  Each Depositary Share is a 1/1000th interest in a share of Series E Preferred Stock.  Accordingly, the Depositary Shares have a stated liquidation preference of $25.00 per share and a dividend rate of 8.0% per annum, based on stated liquidation preference, are similarly convertible at the option of the holder into a number of shares of the Company’s common stock equal to the stated liquidation preference, plus accrued and unpaid dividends, divided by a conversion price of $8.50 per share, subject to corresponding anti-dilution adjustments, and are redeemable by the Company under certain circumstances.

During the six months ended June 30, 2013, the Company issued under an ATM sales agreement an aggregate of 27,906 Depositary Shares, each representing a 1/1,000th interest in a share of the Company’s Series E Preferred Stock, liquidation preference $25,000 per share. The Depositary Shares were sold to the public at an average price of $24.24 per Depositary Share, and net proceeds to the Company were $590,000 after deducting underwriting commissions and issuance costs.

Preferred Dividends in Arrears

The indenture governing our Senior Notes and each of our credit facilities, which include our MHR Senior Revolving Credit Facility and Eureka Hunter Pipeline's revolver and term loan facilities, require us to file with the SEC and make available to certain parties specific reports and documents under the Securities Exchange Act of 1934, including our Forms 10-K and 10-Q, within specified time periods after their respective SEC filing deadlines. As previously disclosed in our SEC filings, we did not timely file with the SEC our Form 10-K for the fiscal year ended December 31, 2012 or our Form 10-Q for the fiscal quarter ended March 31, 2013. We have now filed both of these reports with the SEC, and have also filed with the SEC an amendment to a Form 8-K we filed in April 2013, containing certain pro forma financial information regarding our sale in April 2013 of Eagle Ford Hunter to Penn Virginia.

The late filings of our 2012 Form 10-K and first quarter 2013 Form 10-Q periodic reports constituted a “default” under our Senior Notes indenture, which resulted in the unavailability of certain exceptions to restrictive covenants contained therein, including with respect to our ability to make certain restricted payments, including the payment of dividends on our preferred stock. As a result, we were not permitted to pay dividends on our Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock for the months of April, May, June and July 2013. As of August 7, 2013, we had a total of $8.9 million of preferred dividends in arrears related to the three month period ended June 30, 2013, and $2.9 million of preferred dividends in arrears for July 2013.

On July 29, 2013, following the filing of our 2012 Form 10-K and first quarter 2013 Form 10-Q, the Company announced that it has declared cash dividends on the Company's Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, for the months of April, May, June, July and August 2013, referred to as the "Declared Accumulated Dividend." The Declared Accumulated Dividend is payable on September 3, 2013, to holders of record at the close of business on August 15, 2013.

The Declared Accumulated Dividend represented (i) all accumulated accrued and unpaid dividends on the Company's preferred stock for the months of April, May, June, July and August 2013 and (ii) the to-be-accrued dividends on the preferred stock for the remainder of August 2013.

Preferred Dividends Incurred

A summary of the Company's preferred dividends expense for the three and six months ended June 30, 2013 and 2012 is presented below:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Dividend on Eureka Hunter Holdings Series A Preferred Units	$3,556	$2,426	$6,670	$2,446
Accretion of the carrying value of the Eureka Hunter Holdings Series A Preferred Units	1,696	842	3,164	1,030
Dividend on Series C Preferred Stock	2,562	2,562	5,124	5,124
Dividend on Series D Preferred Stock	4,424	2,375	8,807	4,260
Dividend on Series E Preferred Stock	1,890	—	3,852	—
Total dividends on Preferred Stock	$14,129	$8,205	$27,617	$12,860

Accretion of the difference between the carrying value and the redemption value of the Eureka Hunter Holdings Series A Convertible Preferred Units is included in dividends on preferred stock.

NOTE 11 — REDEEMABLE PREFERRED STOCK

Eureka Hunter Holdings Series A Preferred Units

On March 21, 2012, Eureka Hunter Holdings entered into a Series A Convertible Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with Magnum Hunter and Ridgeline Midstream Holdings, LLC (“Ridgeline”), an affiliate of ArcLight Capital Partners, LLC ("ArcLight"). Pursuant to this Unit Purchase Agreement, Ridgeline committed, subject to certain conditions, to purchase up to $200.0 million of Series A Convertible Preferred Units, representing membership interests of Eureka Hunter Holdings (the “Series A Preferred Units”), of which $171.8 million had been contributed as of June 30, 2013.

On April 11, 2013, Eureka Hunter Holdings issued 1,000,000 Series A Preferred Units to Ridgeline for net proceeds of $19.8 million, net of transaction costs. The Series A Preferred Units outstanding at June 30, 2013 represent 39.9% of the ownership of Eureka Hunter Holdings on a basis as converted to Class A Common Units of Eureka Hunter Holdings.

During the six months ended June 30, 2013, Eureka Hunter Holdings issued 229,434 Series A Preferred Units as payment of $4.6 million in distributions paid-in-kind to holders of the Series A Preferred Units. The fair value of the embedded derivative feature on the outstanding Eureka Hunter Holdings Series A Preferred Units was determined to be $55.9 million in the aggregate at June 30, 2013.

Dividend expense included accretion of the Eureka Hunter Holdings Series A Preferred Units of $1.7 million and $3.2 million for the three and six months ended June 30, 2013, and $842,000 and $1.0 million for the three and six months ended June 30, 2012.

On July 25, 2013, Eureka Hunter Holdings issued 88,901 of Series A Preferred Units with a redemption value of $1.8 million for dividends paid-in-kind subsequent to June 30, 2013 through August 7, 2013.

NOTE 12 — TAXES

The Company's income tax expense (benefit) for the three and six months ended June 30, 2013 and 2012 was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Deferred	43,566	3,001	48,420	5,293
Income tax (benefit)	$43,566	$3,001	$48,420	$5,293

We recognize deferred income taxes for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. Income tax expense for the six months ended June 30, 2013 included a U. S. valuation allowance of $83.3 million and income tax benefit of $48.4 million for U.S. and Canada. The valuation allowance will continue to be recognized until the realization of future deferred tax benefits is more likely than not to be utilized. The Company files income tax returns in the U.S., various states and Canada. As of June 30, 2013, no adjustments have been proposed by any tax jurisdiction that would have a significant impact on the Company's liquidity, future results of operations or financial position.
On April 24, 2013, the Company sold all of its ownership interest in its wholly-owned subsidiary, Eagle Ford Hunter, to an affiliate of Penn Virginia, and recognized a book gain of $172.5 million.  However, taking into consideration the Company's 2013 capital expenditure budget, the Company expects to continue to realize losses on continuing operations for the remainder of 2013. Management believes it is more likely than not that the Company will not realize the benefit of net operating losses in 2013. The book income tax charge for the six months ended June 30, 2013 relating to discontinued operation's gain for such period was $8.5 million , which is more than offset by the Company's current year deductions. In addition, the Company expects to pay an alternative minimum tax of $1.3 million related to the Eagle Ford Hunter sale.

NOTE 13 — RELATED-PARTY TRANSACTIONS

The following table sets forth the related party transaction activities for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
GreenHunter
Salt water disposal (1)	$589,985	$—	$1,445,510	$—
Equipment rental (1)	98,306	316,000	72,783	631,000
Interest Income from Note Receivable (2)	53,931	56,611	107,708	81,889
Dividends received from Series C shares	36,667	55,000	91,667	81,278
Loss on investments (2)	208,480	65,280	677,007	121,087
Pilatus Hunter, LLC
Airplane rental expenses (3)	20,100	64,125	67,350	81,225
Executive of the Company
Corporate apartment rental (4)	—	4,000	—	18,000

(1) GreenHunter is an entity of which Gary C. Evans, our Chairman and CEO, is the Chairman, a major shareholder and former CEO; and of which Ronald Ormand, our Executive Vice President - Finance and Head of Capital Markets, and our former Chief Financial Officer and a director, is a former director; and of which David Krueger, our former Chief Accounting Officer and Senior Vice President, is the former Chief Financial Officer. Eagle Ford Hunter, Triad Hunter and Viking International Resources, Inc. ("Virco"), wholly-owned subsidiaries of the Company, receive services related to brine water and rental equipment from

GreenHunter and affiliated companies White Top Oilfield Construction, LLC and Black Water Services, LLC. The Company believes that such services are provided at competitive market rates and are comparable to, or more attractive than, rates that could be obtained from unaffiliated third party suppliers of such services. Prepaid expenses from GreenHunter were $55,800 and $0 at June 30, 2013 and December 31, 2012, respectively. The Company had net accounts payable to GreenHunter of $546,038 and $0 at June 30, 2013 and December 31, 2012, respectively.

(2) On February 17, 2012, the Company sold its wholly-owned subsidiary, Hunter Disposal to GreenHunter Water, LLC ("GreenHunter Water"), a wholly-owned subsidiary of GreenHunter.  The Company recognized an embedded derivative asset resulting from the conversion option on the convertible promissory note it received as partial consideration for the sale. The fair market value of the derivative asset was $53,000, and $264,000 at June 30, 2013 and December 31, 2012, respectively.  See "Note - 4 Fair Value of Financial Instruments." The Company has recorded interest income as a result of the note receivable from GreenHunter. Also as a result of this transaction, the Company has an equity method investment in GreenHunter. that is included in derivatives and other long term assets and an available for sale investment in GreenHunter included in investments.

(3) The Company rented an airplane for business use for certain members of Company management at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans.  Airplane rental expenses are recorded in general and administrative expense.

(4) During the three and six months ended June 30, 2012, the Company paid rent pertaining to a lease for a corporate apartment from an executive of the Company which was being used by other Company employees.  The lease was terminated in May 2012.

In connection with the sale of Hunter Disposal, Triad Hunter entered into agreements with Hunter Disposal and GreenHunter Water for wastewater hauling and disposal capacity in Kentucky, Ohio, and West Virginia and a five-year tank rental agreement with GreenHunter Water.  See "Note 6 - Divestitures and Discontinued Operations" for additional information.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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

The Company also received a letter on April 26, 2013, from the SEC stating that the SEC's Division of Enforcement was conducting an inquiry regarding the Company's internal controls, change in outside auditors and public statements to investors and asking the Company to preserve documents relating to these matters. The Company is complying with this request.

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

On May 7, 2013, the Company, through its wholly-owned subsidiary, Alpha Hunter Drilling, LLC, completed the purchase of a new drilling rig intended for use in the Utica and Marcellus Shale formations located in southeastern Ohio and western West Virginia. Costs to acquire and install the rig and components were $14.6 million, of which $1.1 million remains due in equal installments over twelve months beginning once certain operating performance criteria have been met.

NOTE 15 — SEGMENT REPORTING

United States ("U.S.") Upstream, Canadian Upstream, Midstream and Oilfield Services represent the operating segments of the Company.  The factors used to identify these reportable segments are based on the nature of the operations, nationality, operating strategies and management expertise involved in each.  The Upstream segments are organized and operate to explore for and produce crude oil and natural gas within the geographic boundaries of the U.S. and Canada.  The Midstream segment operates a network of pipelines and compression stations that gather natural gas and NGLs for transportation to market. The Oilfield Services segment provides drilling services to other oil and gas exploration and production companies. Midstream and Oilfield Services customers are our subsidiaries and other third-party oil and gas companies.

The following tables set forth operating activities by segment for the three and six months ended June 30, 2013 and 2012, respectively.

	As of and for the Three Months Ended June 30, 2013
	(in thousands)
	U.S. Upstream	Canadian Upstream	Midstream and Marketing	Oilfield Services	Corporate Unallocated	Inter-segment Eliminations	Total
Revenues
Oil and gas sales	$57,923	$8,534	$—	$—	$—	$—	$66,457
Gas transportation, gathering, processing, and marketing	439	—	16,151	—	—	(2,177)	14,413
Oilfield services	—	—	—	3,693	—	(81)	3,612
Gain (loss) on sale of assets and other revenue	(439)	—	—	(3)	—	—	(442)
Total revenue	57,923	8,534	16,151	3,690	—	(2,258)	84,040
Expenses
Lease operating expenses	20,882	1,904	—	—	—	(2,177)	20,609
Severance taxes and marketing	4,446	406	—	—	—	—	4,852
Exploration and abandonments	3,546	1,611	—	—	—	—	5,157
Impairment of proved oil & gas properties	15,920	114	—	—	—	—	16,034
Gas transportation, gathering, processing, and marketing	—	—	13,414	—	—	—	13,414
Oilfield services	—	—	—	4,147	—	(81)	4,066
Depletion, depreciation, amortization and accretion	27,590	6,593	3,282	521	—	—	37,986
General and administrative	4,783	1,173	2,053	107	11,485	—	19,601
Total expenses	77,167	11,801	18,749	4,775	11,485	(2,258)	121,719
Interest income	80	776	—	—	1,550	(2,312)	94
Interest expense	(2,213)	(825)	(1,199)	(142)	(16,775)	2,312	(18,842)
Gain (loss) on derivative contracts,(net)	(167)	—	(5,169)	—	11,736	—	6,400
Other income (expense)	1,592	—	(226)	—	100	—	1,466
Total other income (expense)	(708)	(49)	(6,594)	(142)	(3,389)	—	(10,882)
Loss from continuing operations before income tax	(19,952)	(3,316)	(9,192)	(1,227)	(14,874)	—	(48,561)
Income tax benefit	913	708	—	—	41,945	—	43,566
Net loss from continuing operations	(19,039)	(2,608)	(9,192)	(1,227)	27,071	—	(4,995)
Income from discontinued operations, net of tax	6,050	—	—	—	(8,453)	—	(2,403)
Gain on sale of discontinued operations, net of tax	172,452	—	—	—	—	—	172,452
Net income (loss)	$159,463	$(2,608)	$(9,192)	$(1,227)	$18,618	$—	$165,054

Total segment assets	$1,413,296	$248,908	$248,964	$34,287	$98,469	$(8,004)	$2,035,920

	As of and for the Three Months Ended June 30, 2012
	(in thousands)
	U.S. Upstream	Canadian Upstream	Midstream and Marketing	Oilfield Services	Corporate Unallocated	Inter-segment Eliminations	Total
Revenues
Oil and gas sales	$29,712	$7,473	$—	$—	$—	$—	$37,185
Gas transportation, gathering, processing, and marketing	—	—	4,199	—	—	—	4,199
Oilfield services	—	—	—	1,392	—	(435)	957
Gain on sale of assets and other revenue	102	1	14	—	—	—	117
Total revenue	29,814	7,474	4,213	1,392	—	(435)	42,458
Expenses
Lease operating expenses	10,581	901	—	—	—	(782)	10,700
Severance taxes and marketing	2,180	560	—	—	—	—	2,740
Exploration and abandonments	5,831	3,578	—	—	—	—	9,409
Gas transportation, gathering and processing	—	—	1,971	—	—	—	1,971
Oilfield services	—	—	—	1,219	—	348	1,567
Depletion, depreciation, amortization and accretion	16,431	4,799	1,190	249	—	—	22,669
General and administrative	3,249	1,621	795	57	11,074	—	16,796
Total expenses	38,272	11,459	3,956	1,525	11,074	(434)	65,852
Interest income	30	767	—	—	28	(763)	62
Interest expense	(893)	—	(1,725)	(75)	(17,502)	763	(19,432)
Gain (loss) on derivative contracts, (net)	105	—	(1,350)	—	19,349	—	18,104
Other income (expense)	933	—	(2)	—	—	—	931
Total other income (expense)	175	767	(3,077)	(75)	1,875	—	(335)
Loss from continuing operations before income tax	(8,283)	(3,218)	(2,820)	(208)	(9,199)	(1)	(23,729)
Income tax benefit	2,206	795	—	—	—	—	3,001
Net loss from continuing operations	(6,077)	(2,423)	(2,820)	(208)	(9,199)	(1)	(20,728)
Income (loss) from discontinued operations, net of tax	6,273	—	—	—	—	—	6,273
Loss on sale of discontinued operations, net of tax	—	—	—	—	—	—	—
Net loss	$196	$(2,423)	$(2,820)	$(208)	$(9,199)	$(1)	$(14,455)

Total segment assets	$1,306,811	$243,965	$183,175	$12,493	$59,639	$(469)	$1,805,614

	As of and for the Six Months Ended June 30, 2013
	(in thousands)
	U.S. Upstream	Canadian Upstream	Midstream and Marketing	Oilfield Services	Corporate Unallocated	Inter-segment Eliminations	Total
Oil and gas sales	$97,711	$21,311	$—	$—	$—	$—	$119,022
Gas transportation, gathering, processing, and marketing	439	—	33,453	—	—	(3,583)	30,309
Oilfield services	—	—	—	7,424	—	(119)	7,305
Gain (loss) on sale of assets and other revenue	(416)	—	—	(3)	—	—	(419)
Total revenue	97,734	21,311	33,453	7,421	—	(3,702)	156,217
Lease operating expenses	32,724	3,637	—	—	—	(3,621)	32,740
Severance taxes and marketing	7,429	616	—	—	—	—	8,045
Exploration and abandonments	33,279	1,661	—	—	—	—	34,940
Impairment of proved oil & gas properties	15,920	114	—	—	—	—	16,034
Gas transportation, gathering, processing, and marketing	—	—	26,845	—	—	—	26,845
Oilfield services	—	—	—	7,482	—	(81)	7,401
Depletion, depreciation, amortization and accretion	44,186	16,026	5,969	859	—	—	67,040
General and administrative	8,526	2,143	3,290	471	27,477	—	41,907
Total expenses	142,064	24,197	36,104	8,812	27,477	(3,702)	234,952
Interest income	181	1,540	—	—	2,804	(4,320)	205
Interest expense	(4,167)	(1,498)	(2,038)	(231)	(33,979)	4,320	(37,593)
Gain (loss) on derivative contracts, (net)	(211)	—	(5,440)	—	4,560	—	(1,091)
Other income (expense)	2,599	—	(211)	—	100	—	2,488
Total other income (expense)	(1,598)	42	(7,689)	(231)	(26,515)	—	(35,991)
Loss from continuing operations before income tax	(45,928)	(2,844)	(10,340)	(1,622)	(53,992)	—	(114,726)
Income tax benefit	5,767	708	—	—	41,945	—	48,420
Net loss from continuing operations	(40,161)	(2,136)	(10,340)	(1,622)	(12,047)	—	(66,306)
Income from discontinued operations, net of tax	22,661	—	—	—	(8,453)	—	14,208
Gain on sale of discontinued operations, net of tax	172,452	—	—	—	—	—	172,452
Net income (loss)	$154,952	$(2,136)	$(10,340)	$(1,622)	$(20,500)	$—	$120,354
							—
Total segment assets	$1,413,296	$248,908	$248,964	$34,287	$98,469	$(8,004)	$2,035,920

	As of and for the Six Months Ended June 30, 2012
	(in thousands)
	U.S. Upstream	Canadian Upstream	Midstream and Marketing	Oilfield Services	Corporate Unallocated	Inter-segment Eliminations	Total
Oil and gas sales	$58,441	$16,526	$—	$—	$—	$—	$74,967
Gas transportation, gathering, processing, and marketing	—	—	5,360	—	—	—	5,360
Oilfield services	—	—	—	6,260	—	(1,646)	4,614
Gain (loss) on sale of assets and other revenue	104	1	17	(276)	—	—	(154)
Total revenue	58,545	16,527	5,377	5,984	—	(1,646)	84,787
Lease operating expenses	20,954	2,231	—	—	—	(1,645)	21,540
Severance taxes and marketing	4,361	1,198	—	—	—	—	5,559
Exploration and abandonments	14,845	3,580	—	—	—	—	18,425
Gas transportation, gathering, processing, and marketing	—	—	2,091	—	—	—	2,091
Oilfield services	—	—	—	3,567	—	—	3,567
Depletion, depreciation, amortization and accretion	30,598	9,618	1,658	448	—	—	42,322
General and administrative	6,215	2,313	1,107	106	21,898	—	31,639
Total expenses	76,973	18,940	4,856	4,121	21,898	(1,645)	125,143
Interest income	31	1,536	—	—	55	(1,526)	96
Interest expense	(1,681)	(1)	(3,007)	(158)	(21,495)	1,526	(24,816)
Gain (loss) on derivative contracts, (net)	105	—	(1,350)	—	20,452	—	19,207
Other income (expense)	1,967	—	(2)	—	—	—	1,965
Total other income (expense)	422	1,535	(4,359)	(158)	(988)	—	(3,548)
Income (loss) from continuing operations before income tax	(18,006)	(878)	(3,838)	1,705	(22,886)	(1)	(43,904)
Income tax benefit	5,080	213	—	—	—	—	5,293
Net income (loss) from continuing operations	(12,926)	(665)	(3,838)	1,705	(22,886)	(1)	(38,611)
Income from discontinued operations	11,020	—	—	354	—	—	11,374
Gain on sale of discontinued operations	—	—	—	2,224	—	—	2,224
Net income (loss)	$(1,906)	$(665)	$(3,838)	$4,283	$(22,886)	$(1)	$(25,013)

Total segment assets	$1,306,811	$243,965	$183,175	$12,493	$59,639	$(469)	$1,805,614

NOTE 16 — CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

Certain of the Company's wholly-owned subsidiaries, Eagle Ford Hunter (up to April 24, 2013, when it was sold to Penn Virginia), Triad Hunter, NGAS Hunter, LLC, Magnum Hunter Production, Inc., Williston Hunter, Inc., Williston Hunter ND, LLC and Bakken Hunter, LLC (collectively, “Guarantor Subsidiaries”), have fully and unconditionally guaranteed, on a joint and several basis, the obligations of the Company under any debt securities that the Company may issue from time to time pursuant to a currently effective universal shelf registration statement of the Company on Form S-3, which issuances of debt securities cannot be made until the Company again becomes eligible to use the Form S-3 registration statement.

Condensed consolidating financial information for Magnum Hunter, the Guarantor Subsidiaries and the other subsidiaries of the Company (the “Non Guarantor Subsidiaries”) as of June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012, are as follows:

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Balance Sheets
(in thousands)

	As of June 30, 2013
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
ASSETS
Current assets	$70,615	$40,409	$70,880	$(8,004)	$173,900
Intercompany accounts receivable	756,306	—	—	(756,306)	—
Property and equipment (using successful efforts method of accounting)	7,476	1,197,529	592,735	—	1,797,740
Investment in subsidiaries	681,755	102,097	92,967	(876,819)	—
Other assets	20,378	1,845	42,057	—	64,280
Total Assets	$1,536,530	$1,341,880	$798,639	$(1,641,129)	$2,035,920

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$28,161	$107,989	$46,911	$(8,043)	$175,018
Intercompany accounts payable	—	690,838	65,432	(756,270)	—
Long-term liabilities	602,089	78,435	143,577	—	824,101
Redeemable preferred stock	100,000	—	121,271	—	221,271
Shareholders’ equity	806,280	464,618	421,448	(876,816)	815,530
Total Liabilities and Shareholders’ Equity	$1,536,530	$1,341,880	$798,639	$(1,641,129)	$2,035,920

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Balance Sheets
(in thousands)

	As of December 31, 2012
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
ASSETS
Current assets	$63,167	$97,434	$74,927	$(31,209)	$204,319
Intercompany accounts receivable	803,834	—	—	(803,834)	—
Property and equipment (using successful efforts method of accounting)	9,596	1,363,651	551,166	—	1,924,413
Investment in subsidiaries	763,856	101,342	102,354	(967,552)	—
Other assets	20,849	5,341	43,710	—	69,900
Total Assets	$1,661,302	$1,567,768	$772,157	$(1,802,595)	$2,198,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$28,503	$155,993	$89,537	$(30,377)	$243,656
Intercompany accounts payable	—	796,008	7,826	(803,834)	—
Long-term liabilities	831,286	83,508	127,652	—	1,042,446
Redeemable preferred stock	100,000	—	100,878	—	200,878
Shareholders’ equity	701,513	532,259	446,264	(968,384)	711,652
Total Liabilities and Shareholders’ Equity	$1,661,302	$1,567,768	$772,157	$(1,802,595)	$2,198,632

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Operations
(in thousands)

	Three Months Ended June 30, 2013
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Revenues	$(960)	$55,287	$31,971	$(2,258)	$84,040
Expenses	15,604	70,793	48,462	(2,258)	132,601
Loss from continuing operations before equity in net income of subsidiary	(16,564)	(15,506)	(16,491)	—	(48,561)
Equity in net income of subsidiary	(29,192)	(113)	(1,582)	30,887	—
Income (loss) from continuing operations before income taxes	(45,756)	(15,619)	(18,073)	30,887	(48,561)
Income tax benefit	41,945	913	708	—	43,566
Income (loss) from continuing operations, net of tax	(3,811)	(14,706)	(17,365)	30,887	(4,995)
Income from discontinued operations, net of tax	(8,453)	—	6,050	—	(2,403)
Gain on sale of discontinued operations, net of tax	172,452	—	—	—	172,452
Net income (loss)	160,188	(14,706)	(11,315)	30,887	165,054
Net loss attributable to non-controlling interest	—	—	—	386	386
Net income (loss) attributable to Magnum Hunter Resources Corporation	160,188	(14,706)	(11,315)	31,273	165,440
Dividends on preferred stock	(8,877)	—	(5,252)	—	(14,129)
Net income (loss) attributable to common shareholders	$151,311	$(14,706)	$(16,567)	$31,273	$151,311
	For the Three Months Ended Three Months Ended June 30, 2012
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Revenues	$252	$26,742	$15,898	$(434)	$42,458
Expenses	7,168	35,276	24,177	(434)	66,187
Loss from continuing operations before equity in net income of subsidiary	(6,916)	(8,534)	(8,279)	—	(23,729)
Equity in net income of subsidiary	(8,963)	—	(3,607)	12,570	—
Income (loss) from continuing operations before income taxes	(15,879)	(8,534)	(11,886)	12,570	(23,729)
Income tax benefit	—	2,206	795	—	3,001
Income (loss) from continuing operations, net of tax	(15,879)	(6,328)	(11,091)	12,570	(20,728)
Income from discontinued operations, net of tax	—	—	6,273	—	6,273
Gain on sale of discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(15,879)	(6,328)	(4,818)	12,570	(14,455)
Net loss attributable to non-controlling interest	—	—	—	(48)	(48)
Net income (loss) attributable to Magnum Hunter Resources Corporation	(15,879)	(6,328)	(4,818)	12,522	(14,503)
Dividends on preferred stock	(4,937)	—	(3,268)	—	(8,205)
Net income (loss) attributable to common shareholders	$(20,816)	$(6,328)	$(8,086)	$12,522	$(22,708)

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Operations
(in thousands)

	Six Months Ended June 30, 2013
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Revenues	$(1,134)	$92,507	$68,546	$(3,702)	$156,217
Expenses	55,237	131,820	87,588	(3,702)	270,943
Loss from continuing operations before equity in net income of subsidiary	(56,371)	(39,313)	(19,042)	—	(114,726)
Equity in net income of subsidiary	(38,163)	(642)	(9,387)	48,192	—
Income (loss) from continuing operations before income taxes	(94,534)	(39,955)	(28,429)	48,192	(114,726)
Income tax benefit	41,945	5,767	708	—	48,420
Income (loss) from continuing operations, net of tax	(52,589)	(34,188)	(27,721)	48,192	(66,306)
Income from discontinued operations, net of tax	(8,453)	—	22,661	—	14,208
Gain on sale of discontinued operations, net of tax	172,452	—	—	—	172,452
Net income (loss)	111,410	(34,188)	(5,060)	48,192	120,354
Net loss attributable to non-controlling interest	—	—	—	889	889
Net income (loss) attributable to Magnum Hunter Resources Corporation	111,410	(34,188)	(5,060)	49,081	121,243
Dividends on preferred stock	(17,783)	—	(9,834)	—	(27,617)
Net income (loss) attributable to common shareholders	$93,627	$(34,188)	$(14,894)	$49,081	$93,626
	Six Months Ended June 30, 2012
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Revenues	$461	$52,889	$33,082	$(1,645)	$84,787
Expenses	23,943	70,232	36,161	(1,645)	128,691
Income (loss) from continuing operations before equity in net income of subsidiary	(23,482)	(17,343)	(3,079)	—	(43,904)
Equity in net income of subsidiary	(5,028)	—	(5,882)	10,910	—
Income (loss) from continuing operations before income taxes	(28,510)	(17,343)	(8,961)	10,910	(43,904)
Income tax benefit (expense)	—	5,080	213	—	5,293
Income (loss) from continuing operations, net of tax	(28,510)	(12,263)	(8,748)	10,910	(38,611)
Income from discontinued operations, net of tax	—	—	11,374	—	11,374
Gain on sale of discontinued operations, net of tax	—	2,224	—	—	2,224
Net income (loss)	(28,510)	(10,039)	2,626	10,910	(25,013)
Net loss attributable to non-controlling interest	—	—	—	(22)	(22)
Net income (loss) attributable to Magnum Hunter Resources Corporation	(28,510)	(10,039)	2,626	10,888	(25,035)
Dividends on preferred stock	(9,384)	—	(3,476)	—	(12,860)
Net income (loss) attributable to common shareholders	$(37,894)	$(10,039)	$(850)	$10,888	$(37,895)

Magnum Hunter Resources Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
(in thousands)

	For the Nine Months Ended Six Months Ended June 30, 2013
					Magnum Hunter
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Resources Corporation Consolidated
Cash flow from operating activities	$(156,721)	$135,532	$95,057	$—	$73,868
Cash flow from investing activities	371,970	(137,404)	(130,368)	—	104,198
Cash flow from financing activities	(224,493)	(40)	21,943	—	(202,590)

Effect of exchange rate changes on cash	—	—	(357)	—	(357)
Net increase (decrease) in cash	(9,244)	(1,912)	(13,725)	—	(24,881)
Cash at beginning of period	26,871	(4,461)	35,213	—	57,623

Cash at end of period	$17,627	$(6,373)	$21,488	$—	$32,742

	For the Nine Months Ended Six Months Ended June 30, 2012
	Magnum Hunter Resources Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Cash flow from operating activities	$(478,862)	$469,230	$58,797	$—	$49,165
Cash flow from investing activities	(361)	(465,767)	(192,592)	—	(658,720)
Cash flow from financing activities	475,668	(1,864)	145,695	—	619,499

Effect of exchange rate changes on cash	—	—	(33)	—	(33)
Net increase (decrease) in cash	(3,555)	1,599	11,867	—	9,911
Cash at beginning of period	18,758	(6,573)	2,666	—	14,851

Cash at end of period	$15,203	$(4,974)	$14,533	$—	$24,762

Senior Notes

Certain of the Company’s subsidiaries, including Alpha Hunter Drilling, LLC, Bakken Hunter, LLC, Eagle Ford Hunter (up to April 24, 2013, when it was sold to Penn Virginia), Hunter Aviation, LLC, Hunter Real Estate, LLC, Magnum Hunter Marketing, LLC, Magnum Hunter Production, Inc., Magnum Hunter Resources, GP, LLC, Magnum Hunter Resources, LP, NGAS Gathering, LLC, NGAS Hunter, LLC, PRC Williston, LLC, Triad Hunter, Williston Hunter, Inc., Williston Hunter ND, LLC, and Virco, (collectively, "Guarantor Subsidiaries"), have guaranteed, on a joint and several, and senior unsecured, basis, the obligations of the Company under all the Senior Notes issued under the indenture entered into by the Company on May 16, 2012, as supplemented.

Condensed consolidating financial information for Magnum Hunter Resources Corporation, the Guarantor Subsidiaries and the other subsidiaries of the Company (the “Non Guarantor Subsidiaries”) as of June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012, are as follows:

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Balance Sheets
(in thousands)

	As of June 30, 2013
	Magnum Hunter Resources Corporation	PRC Williston, LLC	Wholly-Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
ASSETS
Current assets	$70,615	$1,200	$53,735	$56,354	$(8,004)	$173,900
Intercompany accounts receivable	756,306	—	—	—	(756,306)	—
Property and equipment (using successful efforts method of accounting)	7,476	16,569	1,339,042	434,653	—	1,797,740
Investment in subsidiaries	681,755	—	102,097	92,967	(876,819)	—
Other assets	20,378	—	1,906	41,996	—	64,280
Total Assets	$1,536,530	$17,769	$1,496,780	$625,970	$(1,641,129)	$2,035,920

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$28,161	$2,814	$120,086	$32,000	$(8,043)	$175,018
Intercompany accounts payable	—	59,872	596,436	99,962	(756,270)	—
Long-term liabilities	602,089	1,338	96,570	124,104	—	824,101
Redeemable preferred stock	100,000	—	—	121,271	—	221,271
Shareholders' equity (deficit)	806,280	(46,255)	683,688	248,633	(876,816)	815,530
Total Liabilities and Shareholders' Equity	$1,536,530	$17,769	$1,496,780	$625,970	$(1,641,129)	$2,035,920

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Balance Sheets
(in thousands)

	As of December 31, 2012
	Magnum Hunter Resources Corporation	PRC Williston, LLC	Wholly-Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
ASSETS
Current assets	$63,167	$703	$109,666	$61,991	$(31,208)	$204,319
Intercompany accounts receivable	803,834	—	—	—	(803,834)	—
Property and equipment (using successful efforts method of accounting)	9,596	18,257	1,491,402	405,158	—	1,924,413
Investment in subsidiaries	763,856	—	100,883	102,354	(967,093)	—
Other assets	20,849	—	5,451	43,600	—	69,900
Total Assets	$1,661,302	$18,960	$1,707,402	$613,103	$(1,802,135)	$2,198,632

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$28,503	$2,291	$163,966	$79,272	$(30,376)	$243,656
Intercompany accounts payable	—	58,966	692,330	52,538	(803,834)	—
Long-term liabilities	831,286	1,274	97,587	112,299	—	1,042,446
Redeemable preferred stock	100,000	—	—	100,878	—	200,878
Shareholders' equity (deficit)	701,513	(43,571)	753,519	268,116	(967,925)	711,652
Total Liabilities and Shareholders' Equity	$1,661,302	$18,960	$1,707,402	$613,103	$(1,802,135)	$2,198,632

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Statements of Operations
(in thousands)

	Three Months Ended June 30, 2013
	Magnum Hunter Resources Corporation	PRC Williston, LLC		Wholly-Owned Guarantor Subsidiaries		Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Revenues	$(960)	$1,687		$69,445		$16,126	$(2,258)	$84,040
Expenses	15,604	4,028		87,481		27,746	(2,258)	132,601
Loss from continuing operations before equity in net income of subsidiaries	(16,564)	(2,341)		(18,036)		(11,620)	—	(48,561)
Equity in net income of subsidiaries	(29,192)	—		(113)		(1,582)	30,887	—
Loss from continuing operations before income tax	(45,756)	(2,341)		(18,149)		(13,202)	30,887	(48,561)
Income tax benefit	41,945	—		913		708	—	43,566
Loss from continuing operations	(3,811)	(2,341)		(17,236)		(12,494)	30,887	(4,995)
Income from discontinued operations, net of tax	(8,453)	—		—		6,050	—	(2,403)
Gain on sale of discontinued operations, net of tax	172,452	—		—		—	—	172,452
Net income (loss)	160,188	(2,341)		(17,236)		(6,444)	30,887	165,054
Net loss attributable to non-controlling interest	—	—		—		—	386	386
Net loss attributable to Magnum Hunter Resources Corporation	160,188	(2,341)		(17,236)		(6,444)	31,273	165,440
Dividends on preferred stock	(8,877)	—		—		(5,252)	—	(14,129)
Net income (loss) attributable to common shareholders	$151,311	$(2,341)		$(17,236)		$(11,696)	$31,273	$151,311
	Three Months Ended June 30, 2012
	Magnum Hunter Resources Corporation	PRC Williston, Inc.		Wholly-Owned Guarantor Subsidiaries		Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Revenues	$252	$2,102		$28,865		$11,673	$(434)	$42,458
Expenses	7,168	1,723		37,613		20,117	(434)	66,187
Income (loss) from continuing operations before equity in net income of subsidiaries	(6,916)	379		(8,748)		(8,444)	—	(23,729)
Equity in net income of subsidiaries	(8,963)	—	—	—	—	(3,607)	12,570	—
Income (loss) from continuing operations before income tax	(15,879)	379		(8,748)		(12,051)	12,570	(23,729)
Income tax benefit	—	—		2,206		795	—	3,001
Income (loss) from continuing operations	(15,879)	379		(6,542)		(11,256)	12,570	(20,728)
Income from discontinued operations, net of tax	—	—		—		6,273	—	6,273
Gain on sale of discontinued operations, net of tax	—	—		—		—	—	—
Net income (loss)	(15,879)	379		(6,542)		(4,983)	12,570	(14,455)
Net loss attributable to non-controlling interest	—	—		—		—	(48)	(48)
Net income (loss) attributable to Magnum Hunter Resources Corporation	(15,879)	379		(6,542)		(4,983)	12,522	(14,503)
Dividends on preferred stock	(4,937)	—		—		(3,268)	—	(8,205)
Net income (loss) attributable to common shareholders	$(20,816)	$379		$(6,542)		$(8,251)	$12,522	$(22,708)

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Statements of Operations
(in thousands)

	Six Months Ended June 30, 2013
	Magnum Hunter Resources Corporation	PRC Williston, Inc.		Wholly-Owned Guarantor Subsidiaries		Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Revenues	$(1,134)	$3,295		$121,973		$35,785	$(3,702)	$156,217
Expenses	55,237	5,981		164,495		48,932	(3,702)	270,943
Loss from continuing operations before equity in net income of subsidiaries	(56,371)	(2,686)		(42,522)		(13,147)	—	(114,726)
Equity in net income of subsidiaries	(38,163)	—		(642)		(9,387)	48,192	—
Loss from continuing operations before income tax	(94,534)	(2,686)		(43,164)		(22,534)	48,192	(114,726)
Income tax benefit	41,945	—		5,767		708	—	48,420
Loss from continuing operations	(52,589)	(2,686)		(37,397)		(21,826)	48,192	(66,306)
Income from discontinued operations, net of tax	(8,453)	—		—		22,661	—	14,208
Gain on sale of discontinued operations, net of tax	172,452	—		—		—	—	172,452
Net income (loss)	111,410	(2,686)		(37,397)		835	48,192	120,354
Net income attributable to non-controlling interest	—			—		—	889	889
Net loss attributable to Magnum Hunter Resources Corporation	111,410	(2,686)		(37,397)		835	49,081	121,243
Dividends on preferred stock	(17,783)	—		—		(9,834)	—	(27,617)
Net income (loss) attributable to common shareholders	$93,627	$(2,686)		$(37,397)		$(8,999)	$49,081	$93,626
	Six Months Ended June 30, 2012
	Magnum Hunter Resources Corporation	PRC Williston, Inc.		Wholly-Owned Guarantor Subsidiaries		Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Revenues	$461	$4,189		$59,606		$22,176	$(1,645)	$84,787
Expenses	23,943	4,015		75,251		27,127	(1,645)	128,691
Income (loss) from continuing operations before equity in net income of subsidiaries	(23,482)	174		(15,645)		(4,951)	—	(43,904)
Equity in net income of subsidiaries	(5,028)	—	—	—	—	(5,882)	10,910	—
Income (loss) from continuing operations before income tax	(28,510)	174		(15,645)		(10,833)	10,910	(43,904)
Income tax benefit	—	—		5,080		213	—	5,293
Income (loss) from continuing operations	(28,510)	174		(10,565)		(10,620)	10,910	(38,611)
Income from discontinued operations, net of tax	—	—		—		11,374	—	11,374
Gain on sale of discontinued operations, net of tax	—	—		2,224		—	—	2,224
Net income (loss)	(28,510)	174		(8,341)		754	10,910	(25,013)
Net loss attributable to non-controlling interest	—	—		—		—	(22)	(22)
Net income (loss) attributable to Magnum Hunter Resources Corporation	(28,510)	174		(8,341)		754	10,888	(25,035)
Dividends on preferred stock	(9,384)	—		—		(3,476)	—	(12,860)
Net income (loss) attributable to common shareholders	$(37,894)	$174		$(8,341)		$(2,722)	$10,888	$(37,895)

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(in thousands)

	Six Months Ended June 30, 2013
	Magnum Hunter Resources Corporation	PRC Williston, LLC	Wholly-Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Cash flow from operating activities	$(156,721)	$(134)	$146,932	$83,791	$—	$73,868
Cash flow from investing activities	371,970	184	(152,127)	(115,829)	—	104,198
Cash flow from financing activities	(224,493)	—	4,051	17,852	—	(202,590)

Effect of exchange rate changes on cash	—	—	—	(357)	—	(357)
Net increase (decrease) in cash	(9,244)	50	(1,144)	(14,543)	—	(24,881)
Cash at beginning of period	26,871	—	(4,186)	34,938	—	57,623

Cash at end of period	$17,627	$50	$(5,330)	$20,395	$—	$32,742

	Six Months Ended June 30, 2012
	Magnum Hunter Resources Corporation	PRC Williston, LLC	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Magnum Hunter Resources Corporation Consolidated
Cash flow from operating activities	$(478,862)	$48	$470,683	$57,296	$—	$49,165
Cash flow from investing activities	(361)	(48)	(467,835)	(190,476)	—	(658,720)
Cash flow from financing activities	475,668	—	(1,628)	145,459	—	619,499

Effect of exchange rate changes on cash	—	—	—	(33)	—	(33)
Net increase (decrease) in cash	(3,555)	—	1,220	12,246	—	9,911
Cash at beginning of period	18,758	—	(544)	(3,363)	—	14,851

Cash at end of period	$15,203	$—	$676	$8,883	$—	$24,762

NOTE 17 — SUBSEQUENT EVENTS

Filing of Quarterly Report on Form 10-Q

On July 9, 2013, we filed with the SEC our quarterly report on Form 10-Q for the quarterly period ended March 31, 2013.

Issuance of Series A Preferred Units of Eureka Hunter Holdings

On July 25, 2013, Eureka Hunter Holdings issued 88,901 of Series A Preferred Units with a redemption value of $1.8 million for dividends paid-in-kind. The balance of the dividend payable for the quarter ended June 30, 2013 of $1.8 million was paid in cash on July 30, 2013.

The Series A Preferred Units outstanding at August 9, 2013 represent 39.9% of the ownership of Eureka Hunter Holdings on a basis as converted to Class A Common Units of Eureka Hunter Holdings.

Declared Accumulated Dividend

On July 29, 2013, the Company announced that it had declared cash dividends on the Company's Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, for the months of April, May, June, July and August 2013, referred to as the "Declared Accumulated Dividend." The Declared Accumulated Dividend is payable on September 3, 2013, to holders of record at the close of business on August 15, 2013.

Eighteenth Amendment to Second Amended and Restated Credit Agreement
On August 7, 2013, pursuant to the Eighteenth Amendment to Second Amended and Restated Credit Agreement (the “Eighteenth Amendment”), the MHR Senior Revolving Credit Facility was amended as follows:
(i) While the total debt to EBITDAX covenant is deferred as described in (ii) below, implement a new total senior debt to EBITDAX covenant set at 2.00x EBITDAX;
(ii) the Company's current total debt to EBITDAX covenant is deferred for the period starting June 30, 2013 until June 30, 2014 at which time the level of debt to EBITDAX of less than 4.50x EBITDAX will be in effect, decreasing to less than 4.25x EBITDAX starting December 31, 2014;
(iii) amends the EBITDAX to interest expense covenant to no less than 2.00x for the quarters ended June 30, 2013 and ending September 30, 2013, increasing to 2.25x for the quarter ending December 31, 2013 and increasing to 2.50x starting March 31, 2014 and thereafter;
(iv) allow for up to $32 million in investments in the Company's unrestricted subsidiary Eureka Hunter Holdings, LLC provided a) the investments are made before December 31, 2013 and b) the borrowing base has availability of at least $75.0 million at the time of such investment, provided that the Company may also invest in Eureka Hunter Holdings using proceeds from the sale of its common or preferred equity (these proceeds should be utilized to further expand Eureka Hunter Pipeline);
(v) reduces the Company's Senior Note basket to $600 million from $800 million;
(vi) increases the investment basket for unrestricted subsidiaries (other than Eureka Hunter Holdings) from $7.5 million to $12.5 million for the fiscal year ending December 31, 2013, thereafter the basket shall remain $7.5 million in any calendar year;
(vii) establish an acquisition and leasehold expenditures basket commencing August 1, 2013 through the Company's compliance with the financial covenants for the fiscal quarter ending June 30, 2014, which shall equal (a) $40.0 million plus (b) if at the time of and after giving effect to any such investment, availability under the borrowing base is equal to or greater than $75.0 million, (i) asset sale proceeds net of any borrowing base reduction resulting from such asset sale and (ii) the net cash proceeds from the offering of common or preferred equity securities by the Company; and
(viii) increase pricing by 50 basis points to LIBOR plus 250 to 325 basis points from LIBOR plus 200 to 275 basis points based on utilization until the Company demonstrates compliance with the financial covenants for the fiscal quarter ending June 30, 2014.

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

Business Overview
We are an independent oil and gas company engaged in the exploration for and the exploitation, acquisition, development and production of crude oil, natural gas and NGLs resources in the United States and Canada. We are presently active in three of the most prolific unconventional shale resource plays in North America, specifically, the Marcellus Shale in West Virginia and Ohio; the Utica Shale in southeastern Ohio and western West Virginia; and the Williston Basin/Bakken Shale in North Dakota and Saskatchewan, Canada. Our oil and natural gas reserves and operations are primarily concentrated in West Virginia, Ohio, North Dakota, Kentucky, Texas and Saskatchewan, Canada. We are also engaged in midstream and oil field services operations, primarily in West Virginia, Ohio and Texas.
Our principal business strategy is to (a) exploit our substantial inventory of lower risk, liquids-weighted drilling locations, (b) acquire and develop long-lived proved reserves and undeveloped leases with significant exploitation and development opportunities primarily located in close proximity to our existing core areas of operation and (c) selectively monetize our assets at opportune times and attractive prices. Since the current management team assumed leadership of the Company in May 2009 and completely refocused our business strategy, we have substantially increased our assets and production base through a combination of acquisitions, joint ventures and ongoing development drilling efforts on acquired acreage. We believe the increased scale in all our core resource plays allows for ongoing cost recovery and production efficiencies as we exploit and monetize our asset base. We are focused on the further development and exploitation of our asset base, selective “bolt-on” acquisitions of additional operated properties and mineral leasehold acreage positions in our core operating regions, expansion of our midstream operations and, ultimately, the possible monetization of our assets.
On April 24, 2013, we monetized certain of the Company's properties in the oil window of the Eagle Ford Shale in Gonzales and Lavaca Counties in south Texas through a sale of these properties to an affiliate of Penn Virginia for a total purchase price of $422.1 million, paid to us in the form of $379.8 million in cash (after customary initial purchase price adjustments) and $42.3 million in Penn Virginia common stock (valued based on the closing market price of the stock of $4.23 per share as of April 24, 2013). We are required to furnish Penn Virginia with our calculation of the final cash purchase price adjustments by August 22, 2013. We refer to this sale as our sale of the Eagle Ford Properties or our Eagle Ford Properties Sale. As a result of our sale of the Eagle Ford Properties, we are now strategically focused on our Marcellus Shale and Utica Shale plays in Appalachia and our Bakken and Sanish plays in the Williston Basin. (See "Note 6 - Divestments and Discontinued Operations" for further details.)

We have reallocated our 2013 capital expenditure budget of $100 million previously allocated to the Eagle Ford Shale to our other shale plays, resulting in a capital expenditure budget of $150 million for the Marcellus Shale and Utica Shale plays and $150 million for the Williston Basin area, for a total 2013 upstream capital expenditure budget of $300 million.
We are exploring the possible monetization in 2013 or 2014 of all or part of our midstream operations. In addition, we have also identified a number of non-core properties, which we believe represent over $200 million in aggregate value, for possible divestiture in 2013 and 2014.
Our midstream operations are conducted through our majority-owned subsidiary, Eureka Hunter Holdings. Eureka Hunter Holdings conducts its operations primarily through the following two subsidiaries: (i) Eureka Hunter Pipeline, which owns and operates a gas gathering system in West Virginia and Ohio, referred to as our Eureka Hunter Gas Gathering System; and (ii) TransTex Hunter, which is engaged primarily in the business of treating natural gas at the wellhead for third party producers in Texas and other states. We have obtained financing for our midstream operations through an equity purchase commitment from an unaffiliated third party, which also gives us the right to make capital contributions in conjunction with or alongside the capital contributions from the third party, and two separate credit facilities on a non-recourse basis to Magnum Hunter.
We also conduct oil field services operations through our wholly-owned subsidiary, Alpha Hunter Drilling, LLC ("Alpha Hunter"), which owns and operates five drilling rigs that are used primarily for vertical section (top-hole) air drilling in the Appalachian Basin. Alpha Hunter Drilling recently took delivery of a new robotic walking drilling rig that can also drill the horizontal sections of wells in the shale plays where we are active. This drilling rig was designed especially for pad drilling with its unique footprint and capability to walk and rotate without being dismantled.

Recent Events

Sale of Eagle Ford Hunter

On April 24, 2013, the Company sold of all of its ownership interest in its wholly-owned subsidiary, Eagle Ford Hunter, to an affiliate of Penn Virginia, for a total purchase price of approximately $422.1 million made up of a cash payment of $379.8 million (after customary initial closing purchase price adjustments) and 10.0 million shares of common stock of Penn Virginia Corporation valued at approximately $42.3 million (based on the closing market price of the stock of $4.23 per share as of April 24, 2013). We are required to furnish Penn Virginia with our calculation of the final purchase price adjustments by August 22, 2013. The effective date of the sale was January 1, 2013. Upon closing of the sale, $325 million of sale proceeds were used to pay down outstanding borrowings under the MHR Senior Revolving Credit Facility. (See "Note 6 - Divestments and Discontinued Operations" for further details.)

Equity Financings
We raised cash in the total amount of $30.1 million in net proceeds, after offering discounts, commissions and placement fees, but before other offering expenses, through equity transactions from January 1, 2013 through August 7, 2013. Those transactions included:

•	$9.6 million in net proceeds from issuances of our Series D Preferred Stock, at an average gross sales price of $45.34 per share;

•	$590,000 in net proceeds from issuances of Depositary Shares representing our Series E Preferred Stock, at an average gross sales price of $24.24 per Depositary Share; and

•	$19.8 million in net proceeds from issuances of Series A Preferred Units of Eureka Hunter Holdings.
We may continue raising both preferred and common equity in the future depending on our working capital needs, capital expenditure program, acquisition activities, and the condition of the capital markets. However, as a result of our failure to file our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly report on Form 10-Q for the quarter ended March 31, 2013 within the time frames required by the SEC, we may be limited for a period of time in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that would be beneficial to our business.
Until we have timely filed all our required SEC reports for a period of twelve months, which period we expect to expire in August 2014, assuming we remain timely in the filing of our SEC reports for that period, we will be ineligible to use abbreviated and less costly SEC filings, such as the SEC's Form S-3 registration statement, to register our securities for sale. Further, during such period, we will be unable to use our existing shelf registration statement on Form S-3 or conduct ATM offerings of our equity securities. We had conducted ATM offerings on a regular basis with respect to our preferred stock prior to our late SEC filings.

We may use Form S-1 to register a sale of our securities to raise capital or complete acquisitions, but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions in an expeditious manner.
Common Stock Options Granted to Employees, Officers and Directors

See "Note 9 - Share-Based Compensation" of our consolidated financial statements for details relating to stock option grants to employees, officers and members of our board of directors.

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

Amendment to Eureka Hunter Holdings Operating Agreement

On March 7, 2013, the Company and Ridgeline entered into the second amendment to the amended and restated limited liability company agreement of Eureka Hunter Holdings. The amendment provided for an equity contribution of $30.0 million by Magnum Hunter in March 2013, in exchange for 1,500,000 newly issued Class A Common Units of Eureka Hunter Holdings. The amendment also provided that Ridgeline or another affiliate of ArcLight has the exclusive right to fund the next $20.0 million of Eureka Hunter Holdings capital requirements, which Ridgeline did in April 2013, with the next $70.5 million of such capital requirements to be funded by the Company and Ridgeline on a 60%/40% basis, respectively. After giving effect to this equity contribution by Magnum Hunter and the issuances of Series A Preferred Units noted above, as of June 30, 2013, the Company had a 58.3% controlling interest in Eureka Hunter Holdings.

Issuance of Series A Preferred Units of Eureka Hunter Holdings

On April 11, 2013, Eureka Hunter Holdings issued 1,000,000 Series A Preferred Units to Ridgeline for net proceeds of $19.8 million, after transaction costs. The Series A Preferred Units outstanding at the August 9, 2013 represent 39.5% of the ownership of Eureka Hunter Holdings on a basis as converted to Class A Common Units of Eureka Hunter Holdings.

Sixteenth through Eighteenth Amendments to MHR Senior Revolving Credit Facility
See "Amendments to Credit Facilities" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and "Note 17 - Subsequent Events" of our consolidated financial statements for details relating to amendments to our MHR Senior Revolving Credit Facility.
Purchase of Drilling Rig

On May 7, 2013, the Company, through its wholly-owned subsidiary, Alpha Hunter Drilling, LLC, completed the purchase of a new robotic walking drilling rig intended for use in the Utica and Marcellus Shale formations located in southeastern Ohio and West Virginia. Costs to acquire and install the rig and components were $14.6 million, of which $1.1 million remained due in equal installments over twelve months beginning once certain operating criteria are met.

Filing of Annual Report on Form 10-K

On June 14, 2013, we filed with the SEC our annual report on Form 10-K for the year ended December 31, 2012.

Filing of Quarterly Report on Form 10-Q

On July 9, 2013, we filed with the SEC our quarterly report on Form 10-Q for the quarterly period ended March 31, 2013.

Results of Operations from Continuing Operations

The following table sets forth summary information regarding oil, natural gas and NGLs, revenues, production, average product prices and average production costs and expenses for the three and six months ended June 30, 2013, and 2012, respectively.

		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Oil and gas revenue and production
Revenues (in thousands, U.S. Dollars)
Oil	US	$35,869	$19,199	$63,077	$32,683
	Canada	8,330	7,357	20,935	16,295
Gas	US	17,646	9,272	28,727	22,858
	Canada	203	114	376	224
NGLs	US	4,409	1,242	5,907	2,900
	Canada	—	1	—	7
Total oil and gas sales		$66,457	$37,185	$119,022	$74,967

Production
Oil (mbbls)	US	421	240	732	391
	Canada	93	91	245	186
Gas (mmcfs)	US	4,451	3,802	7,227	8,156
	Canada	45	61	91	125
NGL (mboe)	US	114	35	158	71
Total (mboe)		1,376	1,008	2,355	2,028
Total (boe/d)		15,125	11,089	13,009	11,141

Average prices (U.S. Dollars)
Oil (per bbl)	US	$85.20	$80.35	$86.11	$83.75
	Canada	$89.69	$80.85	$85.54	$87.38
Gas (per mcf)	US	$3.96	$2.44	$3.98	$2.80
	Canada	$4.46	$1.87	$4.12	$1.80
NGL (per boe)	US	$38.93	$35.55	$37.45	$41.06
Total average price (per boe)		$48.28	$36.85	$50.55	$36.97

Costs and expenses (per boe)
Lease operating expense		$14.98	$10.62	$13.90	$10.62
Severance tax and marketing		$3.53	$2.72	$3.42	$2.74
Exploration and abandonment expense		$3.75	$9.33	$14.84	$9.09
Impairment of proved oil and gas property		$11.65	$—	$6.81	$—
General and administrative expense (see Footnote 1 below)		$14.24	$16.66	$17.79	$15.60
Depletion, depreciation and accretion		$27.61	$22.49	$28.47	$20.87

Midstream and oilfield service segments (in thousands)
Midstream and marketing operations segment revenue		$14,413	$4,199	$30,309	$5,360
Midstream and marketing operations segment expense		$13,414	$1,971	$26,845	$2,091
Oilfield services segment revenue		$3,612	$957	$7,305	$4,614
Oilfield services segment expense		$4,066	$1,567	$7,401	$3,567
 (1) General and administrative expense includes: (i) acquisition and divestiture related expenses of $294,000 for the three months in 2013 ($0.21 per boe) and $1.8 million for the three months in 2012 ($1.56 per boe), (ii) acquisition and divestiture related expenses of $1.8 million ($0.75 per boe) for the six months in 2013 and $2.6 million ($1.10 per boe) for the six months in 2012, (iii) non-cash stock compensation of $2.4 million ($1.78 per boe) for the three months in 2013 and $7.9 million ($7.84 per boe) for the three months in 2012, and (iv) non-cash stock compensation of $8.7 million ($3.69 per boe) for the six months in 2013 and $12.5 million ($6.16 per boe) for the six months in 2012.

Three Months Ended June 30, 2013 and 2012

Oil and gas production. Production increased by 36.5%, or 368 mboe, to 1,376 mboe for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Our average daily production was 15,125 boepd during the 2013 period, representing an overall increase of 36.4%, or 4,036 boepd, compared to 11,089 boepd for the 2012 period. The increase in production in 2013 is primarily attributable to organic growth through the Company’s expanded drilling program which focused mainly on oil and NGLs. However, the increase in production during the three months ended June 30, 2013 was offset by the shut-in of an average of approximately 1,873 boepd of Marcellus Shale production. Including these production shut-ins, our production was 16,998 boepd on a pro forma basis for the three months ended June 30, 2013. These production shut-ins were due to complications with our midstream subsidiary in bringing on our production after MarkWest's Mobley, West Virginia gas processing plant was completed late in 2012. The Company experienced higher than anticipated NGLs present in its Marcellus production which necessitated that Eureka Hunter Pipeline implement a pigging process at its gathering lines. Once the pigging process was implemented, the Company was also further delayed as new air permits for compression facilities were required from the State of West Virginia. The gathering issues related to the Marcellus production shut-in were resolved in May 2013. These production shut-ins were largely natural gas and NGLs, thus the impact on the Company's cash flow was substantially less than any reduction in our oil volumes. Production for 2013, on a boe basis, was 46.0% oil and NGLs and 54.0% natural gas compared to 36.0% oil and NGLs and 64.0% natural gas for 2012. The change in production mix toward more oil and NGLs was attributable to increased focus on the development of more oil production in the Williston Basin region.

U.S. Upstream segment. In our U.S. Upstream operating segment, production increased 41%, from 907 mboe to 1,277 mboe for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Production for 2013 on a boe basis was 42.0% oil and NGLs and 58.0% natural gas compared to 30.0% oil and NGLs and 70.0% natural gas for 2012 reflecting the Company's focus on oil and NGLs in 2013. Our average daily production increased from 11,087 boepd to 13,467 boepd during 2013 compared to 2012. This increase in production for the U.S. Upstream segment in 2013 compared to 2012 was primarily attributable to organic growth through the Company’s expanded drilling program. In April 2012, we divested our Eagle Ford Hunter subsidiary. The division is considered discontinued operations and as such the historical production for Eagle Ford Hunter of 2.47 mboepd for the three months ended June 30, 2013 and 1.87 mboepd for the three months ended June 30, 2012 is no longer included in U.S. Upstream segment production revenues or volumes.

Canadian Upstream segment. Production decreased slightly in the Canadian Upstream operating segment by 1.0%, or 1.0 mboe, to 100 mboe for the three months ended June 30, 2013 from 101 mboe for the three months ended June 30, 2012. Production from the Canadian segment comprised 93.0% oil and NGLs and 7.0% natural gas on a boe basis in 2013 compared to 90.0% oil and NGLs and 10.0% natural gas on a boe basis in 2012.

Oil and gas sales. Oil and gas sales increased 78.7%, or $29.3 million, for the three months ended June 30, 2013 to $66.5 million from $37.2 million for the three months ended June 30, 2012. The increase in oil and gas sales principally resulted from increases in our oil and natural gas production as a result of acquisitions, and expanded drilling operations focused on oil and NGLs in our unconventional resources plays throughout 2013. The average price we received for our production increased from $36.85 per boe to $48.28 per boe, or 31.0%, primarily as a result of our higher volumes of oil and NGLs over natural gas on a percentage basis. The prices we receive for our products are generally tied to commodity index prices. We periodically enter into commodity derivative contracts in an attempt to offset some of the variability in prices (see the discussion of commodity derivative activities below).

Midstream and marketing operations. Revenue from the midstream operations segment ( which consisted of Eureka Hunter Pipeline, TransTex Hunter, and Magnum Hunter Marketing operations in 2013) increased by $10.2 million, or 243.2%, for the three months ended June 30, 2013 to $14.4 million from $4.2 million for the three months ended June 30, 2012. Magnum Hunter Marketing revenues increased by $8.7 to $9.4 million in the three month period ended June 30, 2013, compared to $733,000 in the same period in 2012 due to the ramp up of marketing operations targeting third-party producers. Eureka Hunter Pipeline revenue increased by $323,000 to $1.4 million for the three months ended June 30, 2013 from $1.1 million for the three months ended June 30, 2012. Eureka Hunter Pipeline increased throughput volumes by 181.0% or 4.9 million mmbtu to 7.5 million mmbtu for the three month period ended June 30, 2013 from 2.7 million mmbtu for the period ended June 30, 2012. During the three months ended June 30, 2013, TransTex Hunter's revenues were $3.2 million compared to $2.3 million for the three month period ended June 30, 2012. TransTex Hunter's revenues are primarily related to fees earned by treating natural gas at the wellhead for third-party producers in Texas and other states.

Expenses from the midstream operations increased by $11.4 million, or 574.0%, for the three months ended June 30, 2013 to $13.3 million from $2.0 million for the three months ended June 30, 2012. Magnum Hunter Marketing expenses increased by $9.9 million to $10.5 million in the three month period ended June 30, 2013, compared to $713,000 in the same period 2012 due to the ramp up of marketing operations targeting third-party producers. Eureka Hunter Pipeline expenses increased by $679,000 to $845,000 for the three months ended June 30, 2012 from $166,000 for the three months ended June 30, 2012. During the three months ended

June 30, 2013, TransTex Hunter's expenses were $2.0 million compared to $1.1 million for the three month period ended June 30, 2012.

Oil field services. Drilling services revenue increased by 277.4%, or $2.7 million, for the three months ended June 30, 2013 to $3.6 million from $1.0 million for the three months ended June 30, 2012. Revenues from oilfield services are comprised primarily of drilling rig rentals and operations to third parties.

Lease operating expense. Our lease operating expenses, or LOE, increased $9.9 million, or 92.6%, for the three months ended June 30, 2013 to $20.6 million ($14.98 per boe) from $10.7 million ($10.62 per boe) for the three months ended June 30, 2012. The increase in LOE was comprised of $6.0 million attributable to higher LOE per boe costs, and increased volumes, which accounted for $3.9 million. The increase in LOE costs per boe for the three months ended June 30, 2013 was primarily related to higher LOE costs associated with the increased percentage of our production being oil and NGLs which generally have higher LOE costs per boe than natural gas. In addition, LOE costs per boe increased in Williston Basin division due to increased rental equipment costs. The Company expects lease operating expense per boe costs to decline in the second half of 2013 due to adding efficiencies such as electrification of fields.

Exploration and abandonments. We record exploration costs, geological and geophysical, and unproved property impairments and leasehold expiration as exploration and abandonment expense. We recorded $5.2 million of exploration and abandonment expense for the three months ended June 30, 2013, compared to $9.4 million for the three months ended June 30, 2012. During the 2013 period, the Company's exploration and abandonment expense was primarily attributable to $4.8 million of leasehold impairments on leases in the Williston Basin region expiring in the quarter ended June 30, 2013, and impairment of leases that we do not plan to develop or extend in the third quarter and fourth quarter of 2013. The significant component of the Company's exploration and abandonment expense during the three months ended June 30, 2012 consisted of a $9.0 million impairment of our Williston Basin unproved oil and gas properties which expired undrilled prior to June 30, 2012.

Impairment of proved oil & gas properties. Proved oil and natural gas properties are reviewed for impairment on a field-by-field basis when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. We estimate the expected future cash flows of our oil and natural gas properties and compare these undiscounted cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will write down the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future capital expenditures and discount rates commensurate with the risk associated with realizing the projected cash flows.

During the three months ended June 30, 2013, changes in production estimates and lease operating costs provided indications of possible impairment of the Company's proved properties in the Williston and Appalachian Basins. As a result of management's assessments, during the second quarter of 2013, the Company recognized pretax non-cash impairment charges of $16.0 million to reduce the carrying value of these properties to their estimated fair values. The Company calculated the estimated fair value as of June 30, 2013 using a discounted cash flow model. The expected future net cash flows were discounted using an annual rate of 10 percent to determine estimated fair value.

Oilfield services expenses.  Oilfield services expenses increased by $2.5 million, or 159.5% for the three months ended June 30, 2013 to $4.1 million from $1.6 million for the three months ended June 30, 2012 due to increased personnel attributable to a combination of additional rigs in service and higher utilization of additional rigs.

Depletion, depreciation, amortization, and accretion. Our depletion, depreciation and accretion expense, or DD&A, increased $15.3 million, or 67.6%, to $38.0 million for the three months ended June 30, 2013 from $22.7 million for the three months ended June 30, 2012 due to increases in capitalized costs subject to DD&A, as a result of our capital expenditures and acquisition programs in 2012, and increased production in 2013. Our DD&A per boe increased by $5.12, or 22.8%, to $27.61 per boe for the three months ended June 30, 2013, compared to $22.49 per boe for the three months ended June 30, 2012. The increase in DD&A per boe was primarily attributable to additional production from new oil wells drilled during the first quarter in the Williston Basin. These oil wells generally have a higher cost to drill and complete and a greater initial depletion rate than wells completed in prior years, which consisted of more natural gas wells and generally have a lower DD&A per boe rate.

General and administrative. Our general and administrative expenses, or G&A, increased $2.8 million, or 16.7%, to $19.6 million or $14.24 per boe for the three months ended June 30, 2013 from $16.8 million or $16.66 per boe for the three months ended June 30, 2012. G&A expenses increased overall during 2013 mainly due to accounting personnel and professional accounting and advisory services necessitated by the recent growth of the Company. The non-cash stock compensation expense totaled approximately $2.4 million or $1.78 per boe for the three months ended June 30, 2013 and $7.9 million or $7.84 per boe for the three months ended June 30, 2012. Non-cash stock compensation expense decreased as a result of the Company granting no stock options in the quarter ended June 30, 2013 compared to 4.8 million stock options with an associated expense of $6.6 million granted during the same period of 2012. Acquistions and divestiture related costs, comprised primarily of legal and other professional fees, were $294,176 or $0.21 per boe for the 2013 period, compared to $1.8 million or $1.79 per boe of acquisition and divestiture related costs in 2012.

Interest expense, net. Our interest expense, net of interest income, decreased by 3.2%, to $18.7 million from $19.4 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Our lower average debt level in the second quarter due to the repayment of debt with the net cash proceeds from the sale of Eagle Ford Hunter accounted for the majority of the decrease in the 2013 quarter, offset by the write off of $800,000 in deferred financing charges as a result of the Seventeenth Amendment to our MHR Senior Revolving Credit Facility. Interest on projects lasting six months or greater is capitalized. During the three months ended June 30, 2013 we capitalized $573,000 and we did not capitalize interest in the three months ended June 30, 2012.

Commodity and financial derivative activities. Net gains from our commodity and financial derivative activity increased our earnings by $6.4 million and $18.1 million for the quarters ended June 30, 2013 and 2012, respectively. The following table summarizes the realized and unrealized gains and losses on change in fair value of our derivative contracts as of the dates indicated:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Realized gain (loss)	$(1,261)	$4,251
Unrealized gain (loss)	7,661	13,853
Net gain (loss)	$6,400	$18,104

We continue not to designate our derivative instruments as cash-flow hedges for 2013 and 2012. See “Note 5 - Financial Instruments and Derivatives” for further details regarding our commodity and financial derivatives.

At June 30, 2013, the Company had preferred stock embedded derivative liabilities resulting from certain conversion features, redemption options, and other features of our Series A Convertible Preferred Units of Eureka Hunter Holdings. See "Note 5 – Fair Value of Financial Instruments" and "Note 11 — Redeemable Preferred Stock," for more information. This contract resulted in an unrealized loss of $11.4 million in the three months ended June 30, 2013. Also at June 30, 2013, the Company had an embedded derivative asset related to a convertible security, primarily due to the conversion feature of the promissory note received as partial consideration for the sale of Hunter Disposal. See "Note 4 – Fair Value of Financial Instruments," "Note 6 – Divestitures and Discontinued Operations" and "Note 13 – Related Party Transactions," for additional information. An unrealized gain of $211,000 is recorded for this contract in 2013. Both contracts originated in 2012 and have resulted in no cash outlays as of June 30, 2013.

We record our open derivative instruments at fair value on our consolidated balance sheets as either current or long term assets or liabilities, depending on the timing of expected cash flows. We record all realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts, net”.

Income tax benefit.  The Company recorded an income tax benefit of $43.6 million and $3.0 million for the three months ended June 30, 2013 and 2012, respectively. The increase is a result of the tax effect of change in the deferred tax liability of the Company's Williston Hunter subsidiary in the three month period ended June 30, 2013.

Net income attributable to non-controlling interest.  Net income attributable to non-controlling interest was approximately $386,000 for the three months ended June 30, 2013 versus net loss of $48,000 for same period in 2012.  This represents 12.5% of the gain or loss incurred by our subsidiary, PRC Williston, LLC and 2.5% of the gain or loss incurred by our subsidiary, Eureka Hunter Holdings.

Gain on sale of discontinued operations. On April 24, 2013, we closed on the sale of Eagle Ford Hunter, previously a wholly-owned subsidiary. On June 30, 2013, income from the operations of and gain related to the sale of Eagle Ford Hunter was determined to be discontinued operations. We reclassified operating loss, net of tax, of the divested subsidiary of $2.4 million and operating gain, net of tax, of $6.3 million, respectively, for the three months ended June 30, 2013 and 2012. We recorded a gain on sale of discontinued operations of $172.5 million, net of tax in the three months ended June 30, 2013.

In February 2012, we closed the sale of Hunter Disposal, previously a wholly-owned subsidiary. We have reclassified $2.4 million and $6.3 million of net operating income (net of interest expense) of the divested subsidiary to discontinued operations for the six months ended June 30, 2012. We have also reclassified the gain on sale of $2.2 million to discontinued operations for the six months ended June 30, 2012.

Loss from continuing operations. We incurred net losses from continuing operations of $5.0 million and $20.7 million in the three months ended June 30, 2013 and 2012, respectively. Our 2013 revenues increased to $84.0 million compared to $42.5 million in 2012; however, our 2013 operating loss increased to $37.7 million, compared to $23.4 million in 2012 due to an increase in our operating expenses. The increase in the operating expenses in the three month period 2013 was principally due to increases in proved property impairments of $16.0 million, compared to none in the three month period 2012. Exploration and abandonment expense decreased $4.3 million compared to 2012. In addition, during the three months ended June 30, 2013, non-cash stock compensation expense decreased to $2.4 million from $7.9 million in 2012, and acquisition related expenses decreased to $0.3 million for the three months ended June 30, 2013 from $1.8 million compared to 2012.

Dividends on preferred stock. Dividends on our Series A, Series C, Series D, and Series E Preferred Stock were $14.1 million for the three months ended June 30, 2013 compared to $8.2 million in 2012.

The Series E Preferred Stock had a stated value of $95.1 million and $94.4 million as of June 30, 2013 and December 31, 2012, respectively, and carries a cumulative dividend rate of 8.0% per annum. The Series D Preferred Stock had a stated value of $221.2 million at June 30, 2013, compared to $210.4 million at December 31, 2012. The Series D Preferred Stock carries a cumulative dividend rate of 8.0% per annum. The Series C Preferred Stock had a stated value of $100.0 million at June 30, 2013 and December 31, 2012, and carries a cumulative dividend rate of 10.25% per annum. The Series A Convertible Preferred Units of Eureka Hunter Holdings had a liquidation preference of $202.4 million and $167.4 million as of June 30, 2013 and December 31, 2012, respectively, and carries a cumulative dividend rate of 8.0% per annum.

Net income (loss) attributable to common shareholders. Net income attributable to common shareholders was $151.3 million in the three months ended June 30, 2013 versus a net loss of $22.7 million in 2012. Our net income per common share, basic and diluted, was $0.89 per share in the three months ended June 30, 2013 compared to a net loss $0.15 per share in 2012. The increase in income is related to the gain on the sale of discontinued operations of $172.5 million, partially offset by the increase of loss on continuing operations of $15.7 million. Our weighted average shares outstanding increased by 18.2 million shares, or 12.0%, to approximately169.7 million shares, principally as a result of the shares issued for cash to finance acquisitions during 2012. Our net loss per share from continuing operations was $0.11 per share for the three months ended June 30, 2013, compared to a loss from continuing operations of $0.19 per share for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 and 2012

Oil and gas production.  Oil and gas production increased 16.1% to 2,355 MBoe for the six months ended June 30, 2013, from 2,028 MBoe for the six months ended June 30, 2012, primarily as a result of organic growth as a result of our drilling program in the Williston and Appalachian Basins.  Production for the 2013 period was approximately 48.0% oil and 52.0% natural gas compared to 32.0% oil and 68.0% natural gas natural gas for the 2012 period.  Our average daily production on a Boe basis increased 16.8% to 13,009 Boe/d for the 2013 period compared to 11,141 Boe/d for the 2012 period.  The increase in production is primarily attributable to organic growth from the success of the Company's ongoing drilling program in its shale plays. However, the increase in production during the six months ended June 30, 2013 was offset by the shut-in of approximately 2,500 boepd of Marcellus Shale production. Including these production shut-ins, our production would have been 15,502 boepd on a pro forma basis for the six months ended June 30, 2013. These production shut-ins were due to complications in bringing on our production after MarkWest's Mobley, West Virginia gas processing plant was completed late last year. The Company experienced higher than expected NGLs present in its Marcellus production which necessitated that Eureka Hunter Pipeline implement a pigging process at its gathering lines. Once the pigging process was implemented, the Company was also further delayed as new air permits for compression facilities were required from the State of West Virginia. The gathering issues related to the Marcellus production shut-in were resolved in May 2013. These production shut-ins were largely natural gas and NGLs, thus the impact on the Company's cash flow was substantially less than any reduction in our oil volumes.

U.S. Upstream segment.  Production increased in the US Upstream operating segment by 15.1% to 2,095 Mboe, for the six months ended June 30, 2013 from 1,820 Mboe for the six months ended June 30, 2012.  Production for 2013 on a Boe basis was 42.0% oil and NGLs and 58.0% natural gas compared to 25.0% oil and NGLs and 75.0% natural gas for 2012.  Our average daily production increased by 15.7% to 11,573 Boepd during 2013 compared to 10,004 Boepd for 2012.  The increase in production is primarily attributable to organic growth from the success of the Company's ongoing drilling program. In April 2012, we divested our Eagle Ford Hunter subsidiary. The division is considered discontinued operations and as such the historical production for Eagle Ford

Hunter of 2.79 mboepd for the six months ended June 30, 2013 and 1.65 mboepd for the six months ended June 30, 2012 is no longer included in U.S. Upstream segment production revenues or volumes.

Canadian Upstream segment - Bakken/Three Forks Sanish. Canadian Upstream operating segment production increased 25.6% to 260 Mboe, for the six months ended June 30, 2013 from 207 Mboe for the six months ended June 30, 2012.  Production for 2013 on a Boe basis was 94.0% oil and 6.0% natural gas compared to 90.0% oil and 10.0% natural gas for 2012.  Our average daily production increased by 26.3% to 1,436 Boepd during 2013 compared to 1,137 Boepd for 2012.  This increase in production for the Canadian Upstream segment in 2013 compared to 2012 is primarily attributable to organic growth through the Company's ongoing drilling programs.

Oil and gas sales.  Oil and gas sales increased $44.1 million, or 58.8% for the six months ended June 30, 2013, to $119.0 million from $75.0 million for the six months ended June 30, 2012.  The increase in oil and gas sales principally resulted from increased production as described above.  The average price we received for our oil increased $5.62 per bbl or 7.0% to $86.01 per bbl, while the average price received for gas production increased $1.54 per Mcf or 63.4% to $3.97 per Mcf.  Our average price received for oil and gas production increased due to market trends in the prices for these commodities.  Of the $44.1 million increase in oil and gas sales, approximately $32.0 million, or 72.6%, was attributable to an increase in price per Boe of $13.58, while approximately $12.1 million, or 27.4% of the increase in oil and gas sales was attributable to the increase in production volumes.  The prices we receive for our products are generally tied to commodity index prices.  We periodically enter into commodity derivative contracts in an attempt to offset some of the variability in prices.  See “Note 5 - Financial Instruments and Derivatives.”

Oilfield services revenue.  Oilfield services revenue increased by $2.7 million , or 58.3% for the six months ended June 30, 2013 to $7.3 million from $4.6 million for the six months ended June 30, 2012. This increase was primarily attributable to a combination of additional rigs in service and higher utilization of the existing fleet.

Gas transportation, gathering, processing, and marketing revenue.  Revenue from the midstream and marketing segment, (which, consisted of Eureka Hunter Pipeline, TransTex Hunter, and Magnum Hunter Marketing operations in 2013) increased by 465.5% or $24.6 million, for the six months ended June 30, 2013, to $30 million from $5.4 million for the year ended June 30, 2012.  The increase in revenues resulted primarily from increased revenue in Magnum Hunter Marketing which increased $19.5 million to $20.2 million for the six month period ended June 30, 2013 from $733,000 for the six month period ended June 30, 2012. TransTex Hunter revenue increased $4.8 million to $7.1 million for the six month period ended June 30, 2013 from $2.3 million for the six month period ended June 30, 2012. Eureka Hunter Pipeline revenues increased $317,000 to $2.6 million for the six months ended June 30, 2013 from $2.3 million for the six month period ended June 30, 2012 as throughput volumes increased to 12.1 million mmbtu from 5.2 million mmbtu for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012.

Expenses from the midstream operations increased by $24.7 million, or 1,184% for the six months ended June 30, 2013 to $26.8 million from $2.1 million for the six months ended June 30, 2012. Magnum Hunter Marketing expenses increased by $20.3 million to $21.0 million in the six month period ended June 30, 2013, compared to $713,000 in the same period in 2012 due to the ramp up of marketing operations targeting third-party producers. Eureka Hunter Pipeline expenses increased by $1.2 million to $1.5 million for the six months ended June 30, 2012 from $286,000 for the six months ended June 30, 2012. During the six months ended June 30, 2013, TransTex Hunter's expenses were $4.3 million compared to $1.1 million for the six month period ended June 30, 2012.

Other revenues.  We recorded a net loss in other revenues of $418,686 for the six months ended June 30, 2013. For the six months ended June 30, 2012, we recorded a net loss on sale of assets of $174,000 related to the sale of a drilling rig by our oilfield services segment and various equipment from the Appalachian region of our upstream segment.

Lease operating expense.  Our lease operating expenses increased $11.2 million, or 52.0% for the six months ended June 30, 2013, to $32.7 million ($13.90 per Boe) from $21.5 million ($10.62 per Boe) for the six months ended June 30, 2012.  The increase in LOE was comprised of $7.7 million attributable to higher LOE per boe costs, and increased volumes, which accounted for $3.5 million. The increase in LOE costs per boe for the six months ended June 30, 2013 was primarily related to higher LOE costs associated with the increased percentage of our production being oil and NGLs which generally have higher LOE costs per boe than natural gas. In addition, LOE costs per boe increased in the Williston Basin due to workovers and increased rental equipment costs. The Company expects lease operating costs per boe to decline in the second half of the year due to efficiencies such as electrification of fields.

Severance taxes.  Our severance taxes increased $2.5 million, or 44.7% for the six months ended June 30, 2013, to $8.0 million from $5.6 million for the six months ended June 30, 2012.  All of the increase in severance taxes was attributable to the increase in oil and gas production.

Exploration and abandonment.  We incurred $34.9 million of exploration and abandonment expense for the six months ended June 30, 2013, compared to $18.4 million for the six months ended June 30, 2012.  During the 2013 period, the Company's exploration and abandonment expense was primarily attributable to $29.5 million of leasehold impairments on leases in the Williston Basin region expiring in the quarter ended June 30, 2013, and impairment of leases that we do not plan to develop or extend in the third quarter and fourth quarter of 2013. In addition, we recorded $4.7 million of lease abandonment expense related to leases that expired undrilled prior to June 30, 2013. The significant components of the Company's exploration and abandonment expense during the six months ended June 30, 2012 were abandonments of approximately $12.7 million on our Williston Basin unproved properties and $4.8 million of our Appalachian unproved properties under leases which expired undrilled prior to June 30, 2012.

 Impairment of proved oil and gas properties.  We recorded proved impairments of $16.0 million for the six months ended June 30, 2013, compared to none for the six months ended June 30, 2012 due to changes in production estimates and lease operating costs indicating potential impairment of our Williston and Appalachian Basin proved properties, and the resulting provision for reduction to the carrying value of these properties to their estimated fair values.

Oilfield services expenses.  Oilfield services expenses increased by $3.8 million, or 107.5% for the six months ended June 30, 2013 to $7.4 million from $3.6 million for the six months ended June 30, 2012 due to increased personnel related to the utilization of additional rigs.

Depletion, depreciation, amortization, and accretion.  Our DD&A increased $24.7 million, or 58.4%, to $67.0 million for the six months ended June 30, 2013, from $42.3 million for the six months ended June 30, 2012 due to increased production in the 2013 period described above.  Our DD&A per Boe increased by $7.6, or 36.4%, to $28.47 per Boe for the six months ended June 30, 2013, compared to $20.87 per Boe for the six months ended June 30, 2012.  The increase in DD&A expense per Boe was primarily attributable to aforementioned production increases in the Company's Appalachian and Williston Basin areas.

General and administrative.  Our G&A increased $10.3 million, or 32.5%, to $41.9 million ($17.79 per Boe) for the six months ended June 30, 2013, from $31.6 million ($15.60 per Boe) for the six months ended June 30, 2012.  G&A increased overall during the 2013 period due to increased organizational costs related to the Company's growth in the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  Non-cash stock compensation totaled approximately $8.7 million ($3.69 per Boe) and $12.5 million ($6.16 per Boe) for the six months ended June 30, 2013 and 2012, respectively.  This represents a decrease of approximately $4.1 million. The primary reasons for the decrease was that 4.8 million stock options with an associated expense of $6.6 million were granted during the six months ended June 30, 2012, compared to 4.3 million stock options with an associated expense of $4.5 million were granted during the six months ended June 30, 2013. This represents a decrease of $2.1 million. In addition, 632,000 shares with associated expense of $2.6 million expired or forfeited during the six months ended June 30, 2012 while 413,000 shares with associated expense of $1.5 million forfeited during the six months ended June 30, 2012. The six months ended June 30, 2013 also included transaction costs of $1.8 million ($0.75 per Boe) related to divestitures activity.  The six months ended June 30, 2012 included acquisition related costs of approximately $2.6 million ($1.28 per Boe) which were for legal, consulting and other costs related to the acquisitions of properties in May 2012.

Interest expense, net.  Our interest expense, net of interest income, increased approximately $12.7 million, or 51.2% to $37.4 million for the six months ended June 30, 2013, from $24.7 million for the six months ended June 30, 2012.  This increase was the result of our higher average debt level during 2013, the write off of $800,000 in deferred financing charges as a result of the Seventeenth Amendment to our MHR Senior Revolving Credit Facility, and fees and non-cash amortization of deferred financing costs.  Interest on projects lasting six months or greater is capitalized. During the six months ended June 30, 2013, we capitalized $1.4 million and we did not capitalize interest in the six months ended June 30, 2012.

Commodity and financial derivative activities.   For the six month period ended June 30, 2013, we had a net loss on commodity and financial derivatives of $1.1 million compared to a net gain of $19.2 million for the six month period ended June 30, 2012.

The following table summarizes the realized and unrealized gains and losses on change in fair value of our derivative contracts as of the dates indicated:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Realized gain (loss)	$(305)	$5,738
Unrealized gain (loss)	(786)	13,469
Net gain (loss)	$(1,091)	$19,207

We continue not to designate our derivative instruments as cash-flow hedges for 2013 and 2012. See “Note 5 - Financial Instruments and Derivatives” for further details regarding our commodity and financial derivatives.

Income tax benefit.  The Company recorded an income tax benefit of $48.4 million and $5.3 million for the six months ended June 30, 2013 and 2012 respectively.

Net income attributable to non-controlling interest.  Net income attributable to non-controlling interest was $888,859 for the six months ended June 30, 2013 versus net loss of $22,000 for same period in 2012.  This represents 12.5% of the gain or loss incurred by our subsidiary, PRC Williston, LLC and 2.5% of the gain or loss incurred by our subsidiary, Eureka Hunter Holdings.

Loss from Continuing Operations.  We had a loss from continuing operations of $66.3 million for the period ended June 30, 2013 versus a loss of $38.6 million for the 2012 period, an increased loss of $27.7 million, or 71.7%.  We had increased revenues of $71.4 million, however these increases were offset by increases in expenses of $109.8 million, including increased exploration and abandonment costs of $16.5 million, proved property impairments of $16.0 million, interest expense of $12.7 million, general and administrative expense of $10.3 million, and net decrease in gain on derivatives of $20.3 million in the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012.

Income from Discontinued Operations.  On April 24, 2013, we closed on the sale of Eagle Ford Hunter, previously a wholly-owned subsidiary. On June 30, 2013, income from the operations and the gain related to the sale of Eagle Ford Hunter was determined to be discontinued operations. We reclassified operating income, net of tax, of the divested subsidiary of $14.2 million and $11.3 million, respectively, for the six months ended June 30, 2013 and 2012. We recorded a gain on sale of discontinued operations of $172.5 million in the six months ended June 30, 2013.

On February 17, 2012, we closed on the sale of Hunter Disposal, previously a wholly owned subsidiary.  We have reclassified $354,000 of net operating income (net of interest expense) of the divested subsidiary to discontinued operations for the six month period ended June 30, 2012.  We have also reclassified the gain on sale of $2.2 million to discontinued operations for the six months ended June 30, 2012.

Dividends on Preferred Stock.  Total dividends on our Preferred Stock were approximately $27.6 million for the six months ended June 30, 2013, and $12.8 million for the six months ended June 30, 2012.

The Series C Preferred Stock had a stated value of $100 million at both June 30, 2013 and December 31, 2012 and carries a cumulative dividend rate of 10.25% per annum.  The Series D Preferred Stock had a stated value of $221.2 million and $210.4 million at June 30, 2013 and December 31, 2012, respectively and carries a cumulative dividend rate of 8.0% per annum. The Series E Preferred Stock had a stated value of $95.1 million and $94.4 million at June 30, 2013 and December 31, 2012, respectively and carries a cumulative dividend rate of 8.0% per annum. The Series A Preferred Units of Eureka Hunter Holdings had a liquidation preference of $202.4 million and $167.4 million at June 30, 2013 and December 31, 2012, respectively, and carries a cumulative dividend rate of 8% per annum.

Net Income attributable to Common Shareholders.  Net income attributable to common shareholders was $93.6 million in the 2013 period versus a loss of $37.9 million in the 2012 period.  Our net income per common share, basic and diluted was $0.55 per share for the six months ended June 30, 2013, compared to net loss of $0.27 per share for the 2012 period.  Our weighted average shares outstanding increased by approximately 27,364,524 shares, or 19.2%, from 142,293,282 shares in the 2012 period to169,657,806 during the 2013 period.  Our net loss per share from continuing operations was $0.55 per share for the six months ended June 30, 2013, versus a net loss of $0.37 per share for the 2012 period.  We had income from discontinued operations of $186.7 million

($1.10 per share) in the 2013 period from the sale of Eagle Ford Hunter. In the 2012 period, we had income from discontinued operations of $1.5 million ($0.02 per share) from Hunter Disposal.

Liquidity and Capital Resources

We generally rely on cash generated from operations, borrowings under our MHR Senior Revolving Credit Facility, anticipated sales of non-core assets and, to the extent that credit and capital market conditions will allow, public and private equity and debt offerings to satisfy our liquidity needs.  Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our MHR Senior Revolving Credit Facility, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.  We cannot predict whether additional liquidity from equity or debt financings beyond our MHR Senior Revolving Credit Facility will be available, or available on acceptable terms, or at all, in the foreseeable future.

We utilize our credit agreements to fund a portion of our operating and capital needs. The Company had no outstanding debt under the MHR Senior Revolving Credit Facility at June 30, 2013, with available borrowing capacity at that date of $264.8 million. On April 24, 2013, the Company sold its wholly-owned subsidiary, Eagle Ford Hunter. As provided by an amendment to the MHR Senior Revolving Credit Facility, as a result of the sale, the borrowing base under the facility was adjusted down to $265.0 million. See "Note 17 - Subsequent Events" for additional information. Our liquidity at June 30, 2013 was 297.5 million, comprised of $264.8 million available under the MHR Senior Revolving Credit Facility and $32.7 million in available cash.

As of June 30, 2013, we were in compliance with all of our covenants, as amended or waived, contained in our credit agreements as described in "Note 8 - Long-Term Debt."

We believe the combination of (i) cash on hand, (ii) cash flow generated from the expected success of prior capital development projects, (iii) borrowing capacity available under our credit facilities, (iv) continued liquidation of our shares of Penn Virginia stock, and (v) anticipated sales of non-core assets will provide sufficient means to conduct our operations, meet our contractual obligations, including our debt covenant requirements, as amended, and complete our budgeted capital expenditure program for the remainder of 2013.

For the six months ended June 30, 2013, our primary sources of cash were cash flows from operating activities and borrowings under our MHR Senior Revolving Credit Facility.

 The following table summarizes our sources and uses of cash for the periods noted:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows provided by operating activities	$73,868	$49,165
Cash flows provided by (used in) investing activities	104,198	(658,720)
Cash flows provided by (used in) financing activities	(202,590)	619,499
Effect of foreign currency exchange rates	(357)	(33)
Net increase (decrease) in cash and cash equivalents	$(24,881)	$9,911

Operating Activities

Our cash provided by operating activities was $73.9 million for the six months ended June 30, 2013 compared to $49.2 million for the six months ended June 30, 2012, an increase of $24.7 million or 50.2%.  This increase was mainly due to increased oil and gas sales from the success of our drilling program and our acquisitions during 2012.

Investing Activities

Our cash provided by investing activities for the six months ended June 30, 2013 was $104.2 million, principally from the cash proceeds from the sale of Eagle Ford Hunter of $379.8 million, partially offset by capital expenditures of $277.5 million (See "Note 6 - Divestitures and Discontinued Operations").

Our cash used in investing activities for the six months ended June 30, 2012 was $658.7 million, principally from acquisition and drilling activities. We used $312.0 million in cash acquiring Bakken Shale oil and gas properties from Baytex, $50.9 million acquiring Williston Basin oil and gas properties from Eagle Operating, $24.8 million in cash for our Utica Shale property acquisition, and $219.5 million in cash for drilling and other capital expenditures under our 2012 capital expenditures budget. Also during the six months ended June 30, 2012, we received $783,000 in cash proceeds, net of working capital adjustments, from the sale of Hunter Disposal.

Financing Activities

Our cash used in financing activities for the six months ended June 30, 2013 was $202.6 million mainly from debt pay-down under the MHR Senior Revolving Credit Facility and other debt agreements of $327.1 million, partially offset by borrowings of $106.0 million. The Company also raised $10.2 million in proceeds from the issuance of shares of our Series D Preferred Stock for cumulative net proceeds of approximately $9.6 million, and the issuance of our Series E Preferred Stock for cumulative net proceeds of $590,000. See "Note 10 - Shareholder's Equity" for details. In the 2013 period, we paid preferred dividends of $10.4 million and incurred $701,000 in deferred finance costs on loans.
Our cash flows from financing activities for the six months ended June 30, 2012 were $619.5 million. We issued $444.0 million of Senior Notes. We used the proceeds from the offering to repay principal of $362.0 million of our MHR Senior Revolving Credit Facility and retired the term note of $100.0 million. We received $50.9 million from the issuance of our Series D Preferred Stock and $127.4 million from the issuance of Series A Preferred Units of Eureka Hunter Holdings, of which $60 million was distributed to Magnum Hunter. We also received $1.2 million in proceeds from exercise of stock options and warrants and incurred $18.2 million of deferred finance cost on loans and paid $9.5 million in dividends on our preferred stock.
We believe the combination of (i) cash on hand, (ii) cash flow generated from the expected success of prior capital development projects, (iii) borrowing capacity available under our credit agreements, (iv) continued liquidation of our shares of Penn Virginia stock (see "Note 17 - Subsequent Events"), and (v) proceeds from anticipated non-core asset sales will provide sufficient funds to conduct our operations, meet our contractual obligations, including our debt covenant requirements, as amended, and complete our budgeted capital expenditure program for the remainder of 2013.

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

2013 Capital Expenditures

The following table summarizes our estimated capital expenditures (excluding acquisitions) for 2013.  We intend to fund 2013 capital expenditures, excluding any acquisitions, partially out of internally-generated cash flows and, as necessary, borrowings under our MHR Senior Revolving Credit Facility.

Year Ending
December 31, 2013
(In millions)
Upstream Operations
Appalachian Basin drilling	$150
Williston Basin drilling	150
Midstream and Marketing Operations
Eureka Hunter Holdings (1)	100
Total estimated 2013 capital expenditures	$400
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

Amendments to Credit Facilities

Fourteenth Amendment to Second Amended and Restated Credit Agreement

On February 25, 2013, pursuant to the Fourteenth Amendment to the Second Amended and Restated Credit Agreement, the MHR Senior Revolving Credit Facility was amended to eliminate the non-conforming borrowing base and increase the conforming borrowing base from $306.3 million to $350.0 million. The Fourteenth Amendment also increased the permitted debt basket for senior unsecured notes of the Company from $650.0 million to $800.0 million in principal amount. Under this facility, the borrowing base will be automatically reduced by $0.25 for each $1.00 in principal amount of any Senior Notes issued by the Company in the future.

Amendment to Eureka Hunter Holdings Operating Agreement

On March 7, 2013, the Company and Ridgeline entered into the second amendment to the amended and restated limited liability company agreement of Eureka Hunter Holdings. The amendment provided for an equity contribution of $30.0 million by Magnum Hunter in March 2013, in exchange for 1,500,000 newly issued Class A Common Units of Eureka Hunter Holdings. The amendment also provided that Ridgeline or another affiliate of ArcLight has the exclusive right to fund the next $20.0 million of Eureka Hunter Holding's capital requirements, which Ridgeline did in April 2013, and then the next $70.5 million of such capital requirements will be funded by the Company and Ridgeline on a 60%/ 40% basis thereafter. During the six months ended June 30, 2013, Eureka Hunter Holdings issued 229,434 Series A Preferred Units as payment of $4.6 million in distributions paid-in-kind to holders of the Series A Preferred Units. After giving effect to this equity contribution by Magnum Hunter and the issuances of Series A Preferred Units paid-in-kind, as of August 7, 2013, the Company had a 58.3% controlling interest in Eureka Hunter Holdings.

Fifteenth Amendment to Second Amended and Restated Credit Agreement

On March 17, 2013, pursuant to the Fifteenth Amendment to Second Amended and Restated Credit Agreement and Limited Consent, the deadline under the MHR Senior Revolving Credit Facility for the Company's delivery of its audited fiscal 2012 financial statements to the lenders under the MHR Senior Revolving Credit Facility was extended to May 20, 2013 (such date, the “Senior Credit Agreement Delivery Date”); provided, however, that, in the event that the requisite note holders under the Company's Senior Notes indenture (the “Indenture”) were to agree to extend the date by which the Company is required to deliver its audited financial statements under the Indenture (such date, the “Indenture Delivery Date”), then the Fifteenth Amendment provided that the Senior Credit Agreement Delivery Date would be further extended to the earlier of (i) three business days before the Indenture Delivery Date (as so extended), or (ii) June 17, 2013. In addition, under the Fifteenth Amendment, the lenders under the MHR Senior Credit Facility waived any event of default under the MHR Senior Revolving Credit Facility that may occur as a result of any default occurring under the Indenture due to the Company's failure to timely file its Annual Report on Form 10-K with the SEC.
Sixteenth Amendment to Second Amended and Restated Credit Agreement

On April 2, 2013, pursuant to the Sixteenth Amendment to Second Amended and Restated Credit Agreement and Limited Consent, the lenders under the MHR Senior Revolving Credit Facility waived the requirement that 100% of the consideration the Company received for the sale of the stock of Eagle Ford Hunter to Penn Virginia be cash. In addition, pursuant to the Sixteenth Amendment, the MHR Senior Revolving Credit Facility was amended to permit the Company's investment in, and any later disposition of, the common stock of Penn Virginia that was received by the Company upon the sale of stock of Eagle Ford Hunter.
Seventeenth Amendment to Second Amended and Restated Credit Agreement
On April 23, 2013, pursuant to the Seventeenth Amendment to Second Amended and Restated Credit Agreement and Limited Consent, the MHR Senior Revolving Credit Facility was amended to, among other things, provide for the decrease of the borrowing base from $350 million to $265 million, effective upon the closing of the Company's sale of 100% of the outstanding capital stock of Eagle Ford Hunter, the Company's wholly-owned subsidiary, to Penn Virginia pursuant to a stock purchase agreement dated April 2, 2013. In addition, pursuant to the Seventeenth Amendment, the deadline under the MHR Senior Revolving Credit Facility for the Company's delivery of its audited 2012 annual financial statements to the lenders under the MHR Senior Revolving Credit Facility was extended to the earlier of (i) 57 days after notice to the Company by the trustee under the Company's Senior Notes of the Company's failure to comply with Section 4.02(a) of the Indenture (concerning the delivery of reports under the Securities Exchange Act of 1934) or (ii) June 17, 2013. The Company filed its 2012 Form 10-K on June 14, 2013 which included its audited financial statements for the year ended December 31, 2012; and thus, delivered the annual financial statements as required by the Indenture. The Company filed its Form 10-Q for the period ended March 31, 2013 on July 9, 2013. With the filing of the Form 10-Q, the Company delivered the financial statements for the first quarter of 2013 required by the Indenture. Under the Seventeenth Amendment, the lenders under the MHR Senior Revolving Credit Facility waived any event of default under the facility that may occur as a result of a default occurring under the Indenture due to the Company's failure to comply with Section 4.02(a) of the Indenture with respect to the filing of the Company's Form 10-Q for the quarterly period ended March 31, 2013. The Seventeenth Amendment also revises Section 9.18 of the MHR Senior Revolving Credit Facility to clarify that existing maximum hedging limits apply to each of crude oil (including NGLs) and natural gas independently, with neither commodity impacting the Company's ability to hedge the other.
Eighteenth Amendment to Second Amended and Restated Credit Agreement
On August 7, 2013, pursuant to the Eighteenth Amendment to Second Amended and Restated Credit Agreement (the “Eighteenth Amendment”), the MHR Senior Revolving Credit Facility was amended as follows:
(i) While the total debt to EBITDAX covenant is deferred as described in (ii) below, implement a new total senior debt to EBITDAX covenant set at 2.00x EBITDAX;
(ii) the Company's current total debt to EBITDAX covenant is deferred for the period starting June 30, 2013 until June 30, 2014 at which time the level of debt to EBITDAX of less than 4.50x EBITDAX will be in effect, decreasing to less than 4.25x EBITDAX starting December 31, 2014;
(iii) amends the EBITDAX to interest expense covenant to no less than 2.00x for the quarters ended June 30, 2013 and ending September 30, 2013, increasing to 2.25x for the quarter ending December 31, 2013 and increasing to 2.50x starting March 31, 2014 and thereafter;
(iv) allow for up to $32 million in investments in the Company's unrestricted subsidiary Eureka Hunter Holdings provided a) the investments are made before December 31, 2013 and b) the borrowing base has availability of at least $75.0 million at the time of such investment, provided that the Company may also invest in Eureka Hunter Holdings using proceeds from the sale of its common or preferred equity (any such investments would be utilized to further expand Eureka Hunter Pipeline);
(v) reduces the Company's Senior Note basket to $600 million from $800 million;
(vi) increases the investment basket for unrestricted subsidiaries (other than Eureka Hunter Holdings) from $7.5 million to $12.5 million for the fiscal year ending December 31, 2013, thereafter the basket shall remain $7.5 million in any calendar year;
(vii) establish an acquisition and leasehold expenditures basket commencing August 1, 2013 through the Company's compliance with the financial covenants for the fiscal quarter ending June 30, 2014, which shall equal (a) $40.0 million plus (b) if at the time of and after giving effect to any such investment, availability under the borrowing base is equal to or greater than $75.0 million, (i) asset sale proceeds net of any borrowing base reduction resulting from such asset sale and (ii) the net cash proceeds from the offering of common or preferred equity securities by the Company; and
(viii) increase pricing by 50 basis points to LIBOR plus 250 to 325 basis points from LIBOR plus 200 to 275 basis points based on utilization until the Company demonstrates compliance with the financial covenants for the fiscal quarter ending June 30, 2014.

Related-Party Transactions

The following table sets forth the related-party transaction activities for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
GreenHunter
Salt water disposal (1)	$589,985	$—	$1,445,510	$—
Equipment rental (1)	98,306	316,000	72,783	631,000
Professional services (1)	—	—	—	—
Interest Income from Note Receivable (2)	53,931	56,611	107,708	81,889
Dividends received from Series C shares	36,667	55,000	91,667	81,278
Loss on investments (2)	208,480	65,280	677,007	121,087
Pilatus Hunter, LLC
Airplane rental expenses (3)	20,100	64,125	67,350	81,225
Executive of the Company
Corporate apartment rental (4)	—	4,000	—	18,000

(1) GreenHunter is an entity of which Gary C. Evans, our Chairman and CEO, is the Chairman, a major shareholder and former CEO; and of which Ronald Ormand, our Executive Vice President - Finance and Head of Capital Markets, and our former Chief Financial Officer and a director, is a former director; and of which David Krueger, our former Chief Accounting Officer and Senior Vice President, is the former Chief Financial Officer. Eagle Ford Hunter, Triad Hunter and Viking International Resources, Inc. ("Virco"), wholly-owned subsidiaries of the Company, receive services related to brine water and rental equipment from GreenHunter and affiliated companies White Top Oilfield Construction, LLC and Black Water Services, LLC. The Company believes that such services are provided at competitive market rates and are comparable to, or more attractive than, rates that could be obtained from unaffiliated third party suppliers of such services. Prepaid expenses from GreenHunter were $55,800 and $0 at June 30, 2013 and December 31, 2012, respectively. The Company had net accounts payable of $546,038 and $0 at June 30, 2013 and December 31, 2012, respectively.

(2) On February 17, 2012, the Company sold its wholly-owned subsidiary, Hunter Disposal, to GreenHunter Water.  The Company recognized an embedded derivative asset resulting from the conversion option on the convertible promissory note it received as partial consideration for the sale. The fair market value of the derivative was $53,000, and $264,000 at June 30, 2013 and December 31, 2012, respectively.  See "Note - 4 Fair Value of Financial Instruments." The Company has recorded interest income as a result of the note receivable from GreenHunter. Also as a result of this transaction, the Company has an equity method investment in GreenHunter that is included in derivatives and other long term assets and an available for sale investment in GreenHunter included in investments.

(3) We rented an airplane for business use for certain members of Company management at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans.  Airplane rental expenses are recorded in general and administrative expense.

(4) During the three and six months ended June 30, 2012, the Company paid rent pertaining to a lease for a corporate apartment from an executive of the Company which was being used by other Company employees.  The lease was terminated in May of 2012.

In connection with the sale of Hunter Disposal, Triad Hunter entered into agreements with Hunter Disposal and GreenHunter Water for wastewater hauling and disposal capacity in Kentucky, Ohio, and West Virginia and a five-year tank rental agreement with GreenHunter Water.  See "Note 6 - Divestitures and Discontinued Operations" for additional information.

Contractual Commitments

The following table summarizes our contractual commitments as of June 30, 2013 (in thousands):

Contractual Obligations	Total	2013	2014 - 2015	2016 - 2017	After 2017
Long-term debt (1)	$672,462	$2,172	$16,514	$3,776	$650,000
Interest on long-term debt (2)	442,556	32,900	130,717	129,759	149,180
Dividends on Preferred Stock (3)	74,009	16,948	36,816	20,245	—
Gas transportation and compression contracts	31,006	2,706	8,454	6,177	13,669
Asset retirement obligations (4)	33,359	2,842	1,945	7,654	20,918
Commodity derivative liabilities (5)	2,429	1,127	1,302	—	—
Operating lease obligations	1,161	422	656	83	—
Total	$1,256,982	$59,117	$196,404	$167,694	$833,767

(1)	See "Note 8 - Long-Term Debt", to the Company’s consolidated financial statements.

(2)
Interest payments have been calculated by applying the interest rate in effect as of June 30, 2013 on the debt facilities in place as of June 30, 2013. This results in a weighted average interest rate of 9.78%.

(3)	See "Note 10 - Shareholders' Equity" to our consolidated financial statements for further details regarding our obligations to preferred shareholders.

(4)	See "Note 7 - Asset Retirement Obligations" to our consolidated financial statements for a discussion of our asset retirement obligations.

(5)
See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and "Note 5 - Financial Instruments and Derivatives" to our consolidated financial statements for additional information regarding the Company’s derivative obligations.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2013, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("FASB ASC Topic 740"). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and financial statement disclosures.

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
At June 30, 2013, we had the following commodity derivative positions outstanding:

			Weighted Average
Natural Gas	Period	MMBTU/day	Price per MMBTU
Collars	Jul 2013 - Dec 2013	12,500	$4.50 - $5.96
Swaps	Jul 2013 - Dec 2013	25,500	$3.64
	Jan 2014 - Dec 2014	5,000	$4.26
Ceilings purchased (call)	Jul 2013 - Dec 2013	10,000	$6.00
	Jan 2014 - Dec 2014	10,000	$6.15
Ceilings sold (call)	Jan 2014 - Dec 2014	26,000	$5.47
Floors purchased (put)	Jul 2013 - Dec 2013	10,000	$4.25
Floors sold (put)	Jan 2014 - Dec 2014	10,000	$3.75
			Weighted Average
Crude Oil	Period	Bbls/day	Price per Bbl
Collars	Jul 2013 - Dec 2013	2,763	$81.38 - $97.61
	Jan 2014 - Dec 2014	663	$85.00 - $91.25
	Jan 2015 - Dec 2015	259	$85.00 - $91.25
Three-way collars (1)	Jul 2013 - Dec 2013	2,000	$60.63 - $80.00 - $100.00
	Jan 2014 - Dec 2014	4,000	$64.94 - $85.00 - $102.50
Three-way collars (2)	Jul 2013 - Dec 2013	763	$65.00 - $91.25 - $101.25
Swaps	Jul 2013 - Dec 2013	5,450	$92.72
Ceilings purchased (call)	Jul 2013 - Dec 2013	2,250	$100.00
Ceilings sold (call)	Jan 2015 - Dec 2015	1,570	$120.00
Floors purchased (put)	Jul 2013 - Dec 2013	1,750	$90.00
Floors sold (put)	Jul 2013 - Dec 2013	5,438	$76.03
	Jan 2014 - Dec 2014	663	$65.00
	Jan 2015 - Dec 2015	259	$70.00
(1) These three-way collars are a combination of three options: a sold call, a purchased put and a sold put

(2) This three-way collar is a combination of three options: a sold call, a purchased call and a sold put
At June 30, 2013, the fair value of our open commodity derivative contracts was an asset of $2.3 million.
Currently, Bank of America, Bank of Montreal, KeyBank National Association, Credit Suisse Energy, LLC, UBS AG London Branch, Deutsche Bank AG London Branch, Citibank, N.A., and J. Aron & Company are the only counterparties to our commodity derivatives positions.  We are exposed to credit losses in the event of nonperformance by the counterparties; however, we do not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions.  All counterparties or their affiliates are participants in our MHR Senior Revolving Credit Facility, and the collateral for the outstanding borrowings under which is used as collateral for our commodity derivatives with those counterparties.
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

The following table summarizes the realized and unrealized gains and losses on change in fair value of our derivative contracts as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Realized gain (loss)	$(1,261)	$4,251	$(305)	$5,738
Unrealized gain (loss)	7,661	13,853	(786)	13,469
Net gain (loss)	$6,400	$18,104	$(1,091)	$19,207

Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chief Accounting Officer (CAO), performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based upon that evaluation, the CEO and CFO concluded that, as a result of the material weaknesses in internal control over financial reporting that are described below in Management's Report on Internal Control over Financial Reporting, the Company's disclosure controls and procedures were not effective as of June 30, 2013.
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
Our management, with the participation of our CEO, CFO, CAO and outside consultants, has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that, for the three months ended and as of June 30, 2013, the Company's internal control over financial reporting was not effective due to the material weaknesses described below.
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
The Company has not performed an adequate risk assessment process commensurate with the growth of the Company's corporate structure and financial reporting requirements.  Specifically, the Company did not have appropriate processes in place to evaluate and scope business and information technology risks. This deficiency resulted in either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls.
The Company has not completed its assessment of redesigning the controls for its wholly-owned subsidiary, Magnum Hunter Production, Inc., specifically around segregation of duties and timeliness of reporting with respect to revenue, joint interest, partnership accounting, and division of interests.
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
The Company did not design effective controls over share-based compensation expense, which was recorded in the Company's general and administrative expenses.  The Company did not design effective controls related to the review of supporting details, including the accuracy of the volatility inputs and calculations and the manual journal entries for share-based compensation expense.  This control deficiency resulted in a misstatement of the Company's general and administrative expense and share-based compensation related disclosures for the three and six-month periods ended June 30, 2012, and resulted in the restatement of the consolidated financial statements for such fiscal periods, and resulted in revised consolidated financial statements for the three-and nine-month periods ended September 30, 2012. Although appropriate controls were implemented in early 2013, the Company is unable to demonstrate remediation of this deficiency until the Company has performed tests of operating effectiveness of the controls.
 Leasehold Property Costs
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
Complex Accounting Issues
The Company did not design an effective control environment over complex equity instruments including convertible preferred stock and related arrangements. This material weakness resulted in the restatement of the Company's Series A Convertible Preferred

Units of Eureka Hunter Holdings, the Company's preferred stock embedded derivative liabilities, and the loss on derivatives and related disclosures in the consolidated financial statements for the three and six-month periods ended June 30, 2012. This issue also resulted in adjustments to the Company's consolidated financial statements for the three-and nine-month periods ended September 30, 2012. The Company was unable to demonstrate remediation of this deficiency as of June 30, 2013 as the control has not yet been tested for 2013.
Tax
The Company did not design or maintain effective controls over income tax accounting, specifically related to the accuracy of the net operating loss deduction carryover disclosed in the Company's financial statements.
Remediation Plan
The Board of Directors, the Audit Committee, and senior management of the Company understand their responsibility to provide the appropriate “tone at the top” to ensure the Company achieves effective and comprehensive internal controls over financial reporting.   In the second quarter of 2012, management began to expand staff in an effort to establish and maintain effective and sustainable controls. As discussed below, this has resulted in the Company dedicating substantial resources to hiring additional personnel with greater accounting knowledge and expertise. The Company has also engaged outside consultants and accounting firms for assistance, and is investing in updated information technology.
Effective Control Environment to Meet the Company's Growth
Senior management has evaluated its business and control environment needs and addressed these items by hiring and replacing resources which was initiated in the second quarter of 2012. Management believes that the appropriate and adequate staffing levels in accounting have been substantially achieved, although several positions are currently filled by contractors and consultants pending the hiring of permanent staff members. The Company has hired a new Chief Financial Officer and has in place a Chief Accounting Officer, corporate level controllers, regional controllers, and managers of internal audit, tax, expenditure accounting, and financial reporting.    Management will continue to supplement the Company's in-house internal audit and tax functions in 2013 with the use of an accounting consulting firm as needed.  Additionally, management is developing a formal top-down risk assessment of the Company's personnel, processes, and technology as such relates to financial reporting to properly identify, develop, and maintain internal controls. As noted above, investments in the control environment have been made through existing resources and a re-designed risk assessment process.
Financial Reporting
During 2013, management has continued to add resources and re-aligned positions within the financial reporting area and continued efforts to further improve processes. This improvement in processes includes new and revised controls, such as appropriate segregation of duties and enhanced review procedures, implemented during the quarter ended June 30, 2013.
Leasehold Property Costs
Management is implementing processes to ensure that there are appropriate and effective controls over leasehold property accounts. A new Manager of Expenditure Accounting is in place to provide the required managerial control and review over this area. Management is implementing controls over documentation retention and accuracy of records for leasehold property accounts.
In 2013, management will continue the process of transitioning manually tracked leases to an automated land system in order to improve the completeness, accuracy, timeliness, and control of the data.  Controls over maintenance of lease records will include authorization for updates to lease files, prevention of unauthorized access to or alteration of data, periodic monitoring of critical dates and decisions to pay delay rentals or lease extensions, and adequate support for and reconciliation of subsidiary property records.  Additional processes and controls will be implemented to address completeness and accuracy of well(s) status and the review of acreage analysis, and proper review of related transfers of leasehold property costs.
Management is taking appropriate measures to ensure that proved property costs and unproved leasehold costs are reviewed periodically for impairment. These measures include documenting land management's assessment of any impairment triggers, and if required performing property analysis in order to identify any indicators that unproved properties that may be impaired due to lease expiration dates, likelihood of extending leases, unsuccessful wells drilled on the leases, commodity prices, operational and regulatory issues and future drilling plans. The remediation steps include coordination between the land, engineering, operating, and finance departments to develop processes and controls.
Management has begun to develop additional review controls over setup and maintenance of division of interest records and retention of adequate support and documentation. Additional controls have been designed to establish ownership and accountability of accuracy of division of interest information and coordinated communication between the land departments and accounting.

Complex Accounting Issues
Management has added additional staff in tax, accounting and financial reporting to assist in the review of complex transactions including complex equity instruments for financial statement implications.  Management has engaged experienced outside consultants, including an accounting consulting firm, to assist with research and review of accounting treatment of transactions where management determines the complexity of certain transactions warrants additional review.  Further, management is evaluating accounting and financial reporting controls for purchase accounting, equity instrument accounting and related income tax accounting matters.
Tax
The Company now has in place a full-time tax manager, and a tax senior accountant who prepare detailed supporting schedules to track current and prior year net operating losses (NOLs) to make sure NOLs are properly reflected in the financial statements and tax returns. All prior year tax returns have been reviewed and reconciled to the supporting schedules. Prior year ownership changes were detailed, and Section 382 limitation procedures have been performed. In addition, the Company has engaged an accounting consulting firm to review and perform their independent test procedures to ensure NOLs are presented correctly in financial statements and tax returns. The firm is also providing advisory services on tax matters including accounts and disclosures affecting financial reporting and preparation of tax returns.
Although there have been several control improvements addressing the control weaknesses, senior management is developing a formal remediation plan and time-line and will monitor the Company's remediation efforts.  Under the direction of the CEO, CFO, and CAO reporting to the Audit Committee of the Board of Directors, management will continue to assess the design of the Company's internal control environment to improve the effectiveness of internal control over financial reporting.

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

Item 1A. Risk Factors.

None.

Item 3.         Defaults upon Senior Securities

The indenture governing our Senior Notes and each of our credit facilities, which include our MHR Senior Revolving Credit Facility and Eureka Hunter Pipeline's revolver and term loan facilities, require us to file with the SEC and make available to certain parties certain reports and documents under the Securities Exchange Act of 1934, including our Forms 10-K and 10-Q, within specified time periods after their respective SEC filing deadlines. As previously disclosed in our SEC filings, we did not timely file with the SEC our Form 10-K for the fiscal year ended December 31, 2012 or our Form 10-Q for the fiscal quarter ended March 31, 2013. We have now filed both of these reports with the SEC, along with an Form 8-K/A with certain pro-forma financial information regarding our sale in April 2013 of Eagle Ford Hunter to Penn Virginia, and are presently compliant with all SEC filing requirements.
The late filings of our 2012 Form 10-K and first quarter of 2013 Form 10-Q periodic reports constituted a “default” under our Senior Notes indenture, which resulted in the unavailability of certain exceptions to restrictive covenants contained therein, including in respect of our ability to make certain restricted payments, including the payment of dividends on our preferred stock. As a result, we were not permitted to pay dividends on our Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock for the months of April, May, June, and July 2013. As of August 7, 2013, we had a total of $11.9 million of preferred dividends in arrears.

On July 29, 2013,following the filing of our 2012 Form 10-K and our first quarter of 2013 Form 10-Q, the Company announced that it has declared cash dividends on the Company's Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock for the months of April, May, June, July and August 2013, referred to as the "Declared Accumulated Dividend." The Declared Accumulated Dividend is payable on September 3, 2013, to holders of record at the close of business on August 15, 2013.

Item 5.         Other Information

Financial statements of PRC Williston, LLC for the period ended June 30, 2013.

PRC WILLISTON, LLC

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRC WILLISTON, LLC
BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50	$—
Accounts receivable	889	703
Inventory	261	—
Total current assets	1,200	703

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, successful efforts method	32,820	33,800
Accumulated depletion, depreciation, and accretion	(16,251)	(15,543)
Total oil and natural gas properties, net	16,569	18,257
Total Assets	$17,769	$18,960

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,879	$1,403
Current portion of asset retirement obligation	936	889
Accounts payable due to Parent	59,871	58,965
Total current liabilities	62,686	61,257
Asset retirement obligation	1,338	1,274
Total liabilities	64,024	62,531

MEMBER’S DEFICIT:	(46,255)	(43,571)
Total Liabilities and Member’s Deficit	$17,769	$18,960

PRC WILLISTON, LLC
UNAUDITED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE:
Oil and gas sales	$1,687	$2,102	$3,296	$4,189
Total revenue	1,687	2,102	3,296	4,189

EXPENSES:
Lease operating	1,503	1,038	2,169	2,598
Severance taxes and marketing	101	77	201	187
Impairment of proved oil and gas property	1,231	—	1,231	—
Depreciation, depletion, and accretion	381	608	769	1,229
General and administrative	197	299	514	598
Total expenses	3,413	2,022	4,884	4,612

OPERATING INCOME (LOSS):	(1,726)	80	(1,588)	(423)

INTEREST EXPENSE:	(615)	(481)	(1,096)	(962)

Net loss	$(2,341)	$(401)	$(2,684)	$(1,385)

PRC WILLISTON, LLC
UNAUDITED STATEMENT OF CHANGES IN MEMBER’S DEFICIT
(In thousands)

Balance, January 1, 2013	$(43,571)
Net loss	$(2,684)
Balance, June 30, 2013	$(46,255)

PRC WILLISTON, LLC
UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(2,684)	$(1,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, and accretion	769	1,229
Asset impairment	1,231	—
Changes in operating assets and liabilities:
Accounts receivable	(184)	1,366
Inventory	(261)	—
Accounts payable and accrued liabilities	273	1,069
Accounts payable - Intercompany	906	(2,231)
Net cash (used in) provided by operating activities:	50	48

Cash flows from investing activities
Capital expenditures	—	(48)
Net cash provided by (used in) investing activities	—	(48)

Cash flows from financing activities
(Repayments to) Advances from parent	—	—
Net cash (used in)provided by financing activities	—	—
		.
Net change in cash and cash equivalents	50	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	50	—

Cash paid for interest	$—	$—

Non-cash transactions
Change in accrued capital expenditures	$389	$—
Non-cash additions to asset retirement obligation	$48	$—

PRC WILLISTON, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

PRC Williston, LLC (the “Company" or “PRC Williston”) is a subsidiary of Magnum Hunter Resources Corporation, a Delaware corporation, operating directly and indirectly through its subsidiaries (“Magnum Hunter” or “Parent”), a Houston, Texas based independent exploration and production company engaged in the acquisition and development of producing properties and undeveloped acreage and the production of oil and natural gas in the United States and Canada and certain midstream and oil field service activities. PRC Williston is engaged in secondary enhanced oil recovery projects in the United States, and all of its properties are non-operated in the Williston Basin.

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

Oil and Gas Properties

Capitalized Costs

We follow the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no costs capitalized for exploratory wells pending the determination of proved reserves at either June 30, 2013 or 2012. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. No interest was capitalized during the periods presented.

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

Capitalized costs related to proved oil and gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows. We recorded proved property impairment charge of $1.2 million in the three and six months ended June 30, 2013, and no impairments for the three and six months ended June 30, 2012.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance in the Company's statement of operations. We recorded no impairment charges to unproved properties during the three and six months ended June 30, 2013 or 2012.

Inventory
Commodities inventories are carried at the lower of average cost or market, on a first-in, first-out basis. The Company’s commodities inventories consist of oil held in storage. Any valuation allowances of commodities inventories are recorded as reductions to the carrying values of the commodities inventories included in the Company’s consolidated balance sheets and as charges to lease operating expense in the consolidated statements of operations. The Company had $261,000 and $0 in commodities inventory as of June 30, 2013 and December 31, 2012 respectively.

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

Based on management’s analysis, the Company did not have any uncertain tax positions as of June 30, 2013 or 2012. At June 30, 2013, and 2012, there were no material income tax interest or penalty items recorded in the statement of operations or as a liability on the balance sheet.

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

The following table summarizes the Company’s asset retirement obligation transactions during the three months ended March 31:

Six Months Ended June 30, 2013
(in thousands)
Asset retirement obligation at beginning of period	$2,163
Accretion expense	62
Revisions in estimated liabilities	49
Asset retirement obligation at end of period	2,274
Less: current portion	(936)
Asset retirement obligation at end of period	$1,338

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

The following table sets forth the Company’s related-party expenses during the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest expense	615,000	481,000	1,096,000	962,000
General and administrative	197,000	299,000	514,000	598,000

Accumulated interest and general and administrative expense allocated to PRC Williston are included in accounts payable due to Parent. At June 30, 2013, the balance due to Magnum Hunter was $59.9 million, and $59.0 million at December 31, 2012.

NOTE 5 - GUARANTEE

On May 16, 2012, the Company was named a guarantor subsidiary to the Senior Notes issued by the Parent, which are due May 15, 2020. The Senior Notes were issued by the Parent pursuant to an indenture entered into on May 16, 2012 as supplemented, among the Parent, the subsidiary guarantors party thereto, Wilmington Trust, National Association, as the trustee, and Citibank, N.A., as the paying agent, registrar and authenticating agent.  The terms of the Senior Notes are governed by the indenture, which contains affirmative and restrictive covenants that, among other things, limit the Parent's and the guarantors' ability to incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness or make certain other restricted payments; transfer or sell assets; make loans and other investments; create or permit to exist certain liens; enter into agreements that restrict dividends or other payments from restricted subsidiaries to the Company; consolidate, merge or transfer all or substantially all of their assets; engage in transactions with affiliates; and create unrestricted subsidiaries.

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

The Parent had approximately $600.0 million in principal outstanding under the Senior Notes as of June 30, 2013. The Company shares joint and several liability with other guaranteeing subsidiaries of the Parent, and the Company does not expect the default provisions to require recourse to the lenders. As such, the Company cannot estimate any potential loss as a result of the guarantee of indebtedness of the Parent. As of June 30, 2013, the Parent was in compliance with Senior Note debt covenants, as amended or waived, as described in the Magnum Hunter Resources Corporation report on Form 10-Q, "Note 8 - Long Term Debt."

Item 6.        Exhibits

See list of exhibits in the Index to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MAGNUM HUNTER RESOURCES CORPORATION

Date: August 9, 2013	/s/ Gary C. Evans
Gary C. Evans,
Chairman and Chief Executive Officer

Date: August 9, 2013	/s/ Joseph C. Daches
Joseph C. Daches,
Senior Vice President and Chief
Financial Officer

Date: August 9, 2013	/s/ Ronald D. Ormand
Ronald D. Ormand,
Executive Vice President - Finance and
Head of Capital Markets

Date: August 9, 2013	/s/ Fred J. Smith, Jr.
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

4.5.2
Amendment Agreement No. 2 to Registration Rights Agreement, dated July 23, 2013, by Shale Hunter, LLC for the benefit of the holders of the Initial Securities (including the Initial Purchasers), the Exchange Securities and the Private Exchange Securities.#

4.6
Indenture, dated May 16, 2012, by and among the Registrant, the Guarantors named therein, Wilmington Trust, National Association and Citibank, N.A., as Paying Agent, Registrar and Authenticating Agent (incorporated by reference from the Registrant’s current report on Form 8-K filed on May 16, 2012).

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

4.6.4
Fourth Supplemental Indenture, dated July 23, 2013, by and among Shale Hunter, LLC, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Paying Agent, Registrar and Authenticating Agent.#

4.7
Certificate of Designations of Rights and Preferences of the 8.0% Series E Cumulative Convertible Preferred Stock of the Registrant, dated November 2, 2012 (incorporated by reference from the Registrant’s current report on Form 8-K filed on November 8, 2012).

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

10.2
Seventeenth Amendment to Second Amended and Restated Credit Agreement, dated April 23, 2013, by and among the Registrant, Bank of Montreal, as administrative agent, and the lenders and guarantors party thereto (incorporated by reference from the Registrant's current report on Form 8-K filed on April 26, 2013).

10.3
Eighteenth Amendment to Second Amended and Restated Credit Agreement, dated August 7, 2013, by and among the Registrant, Bank of Montreal, as administrative agent, and the lenders and guarantors party thereto.#

10.4
Consent to First Lien Credit Agreement, dated May 15, 2013, by and among Eureka Hunter Pipeline, LLC, SunTrust Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference from the Registrant's current report on Form 8-K filed on May 21, 2013).

10.5
Consent and Fourth Amendment to Second Lien Term Loan Agreement, dated May 15, 2013, by and among Eureka Hunter Pipeline, LLC, PennantPark Investment Corporation and the other lenders party thereto (incorporated by reference from the Registrant's current report on Form 8-K filed on May 21, 2013).

10.6
Registration Rights, Lock-up and Buy-back Agreement, dated as of April 24, 2013, between the Registrant and Penn Virginia Corporation (incorporated by reference from the Registrant's current report on Form 8-K filed on April 30, 2013).

10.7
Standstill Agreement, dated as of April 24, 2013, between the Registrant and Penn Virginia Corporation (incorporated by reference from the Registrant's current report on Form 8-K filed on April 30, 2013).

10.8	Form of Indemnification Agreement for Directors (incorporated by reference from the Registrant's current report on Form 8-K filed on June 7, 2013).*

10.9	Form of Indemnification Agreement for Officers (incorporated by reference from the Registrant's current report on Form 8-K filed on June 7, 2013).*

12.1	Computation of Ratio of Earnings to Fixed Charges.#

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.@

101.INS	XBRL Instance Document.^

101.SCH	XBRL Taxonomy Extension Schema Document.^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.^

101.DEF	XBRL Taxonomy Extension Definition Presentation Linkbase Document.^

*	The referenced exhibit is a management contract, compensatory plan or arrangement.

+	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

#	Filed Herewith

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