Form 10-Q
period 2013-09-30
MAGNUM HUNTER RESOURCES CORP
filed 2013-11-08
CIK 1335190

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
-OR-
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
(Address of principal executive offices) (Zip Code)

(832) 369-6986
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2013, there were 170,969,355 shares of the registrant’s common stock ($0.01 par value) outstanding.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

MAGNUM HUNTER RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per-share data)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$55,283	$57,623
Restricted cash	—	1,500
Accounts receivable, net of allowance for doubtful accounts of $315 and $448 as of September 30, 2013 and December 31, 2012, respectively	73,486	124,861
Derivative assets	1,079	5,146
Inventory	11,957	9,162
Investments	2,237	3,278
Prepaid expenses and other assets	4,732	2,249
Assets held for sale	10,380	500
Total current assets	159,154	204,319

PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method of accounting	1,347,147	1,908,118
Accumulated depletion, depreciation, and accretion	(133,993)	(185,615)
Total oil and natural gas properties, net	1,213,154	1,722,503
Gas transportation, gathering and processing equipment and other, net	258,797	201,910
Total property, plant and equipment, net	1,471,951	1,924,413

OTHER ASSETS
Deferred financing costs, net of amortization of $10,560 and $8,024 as of September 30, 2013 and December 31, 2012, respectively	21,169	23,862
Derivative assets, long-term	392	—
Intangible assets, net	7,048	8,981
Goodwill	30,602	30,602
Assets held for sale	193,255	—
Other assets	2,245	6,455
Total assets	$1,885,816	$2,198,632
The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per-share data)
(unaudited)

	September 30, 2013	December 31, 2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of notes payable	$4,144	$3,991
Accounts payable	148,754	196,515
Accrued liabilities	57,898	11,212
Revenue payable	12,728	20,394
Derivative liabilities	5,913	3,501
Liabilities associated with assets held for sale	16,139	—
Other liabilities	7,336	8,043
Total current liabilities	252,912	243,656

NONCURRENT LIABILITIES
Long-term debt	749,131	886,769
Asset retirement obligations	19,902	28,322
Deferred tax liabilities	32,858	74,258
Derivative liabilities, long-term	75,997	47,524
Other long-term liabilities	2,450	5,573
Long-term liabilities associated with assets held for sale	14,601	—
Total liabilities	1,147,851	1,286,102

COMMITMENTS AND CONTINGENCIES (Note 13)

REDEEMABLE PREFERRED STOCK
Series C Cumulative Perpetual Preferred Stock ("Series C Preferred Stock"), cumulative dividend rate 10.25% per annum, 4,000,000 authorized, 4,000,000 issued and outstanding as of September 30, 2013 and December 31, 2012, with liquidation preference of $25.00 per share	100,000	100,000
Series A Convertible Preferred Units of Eureka Hunter Holdings, LLC, cumulative distribution rate of 8.0% per annum, 9,391,227 and 7,672,892 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively, with liquidation preference of $190,766 and $167,403 as of September 30, 2013 and December 31, 2012, respectively	128,871	100,878
	228,871	200,878
SHAREHOLDERS’ EQUITY
Preferred Stock of Magnum Hunter Resources Corporation, 10,000,000 shares, including authorized shares of Series C Preferred Stock
Series D Cumulative Preferred Stock ("Series D Preferred Stock"), cumulative dividend rate 8.0% per annum, 5,750,000 authorized, 4,424,889 and 4,208,821 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively, with liquidation preference of $50.00 per share	221,244	210,441
Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock"), cumulative dividend rate 8.0% per annum, 12,000 authorized, 3,803 and 3,775 issued and 3,722 and 3,705 outstanding as of September 30, 2013 and December 31, 2012, respectively, with liquidation preference of $25,000 per share	95,069	94,371
Common stock, $0.01 par value per share, 350,000,000 and 250,000,000 shares authorized, and 171,602,272 and 170,032,999 issued, and 170,687,320 and 169,118,047 outstanding as of September 30, 2013 and December 31, 2012, respectively	1,716	1,700
Exchangeable common stock, par value $0.01 per share, none and 505,835 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	5
Additional paid in capital	728,551	715,033
Accumulated deficit	(525,157)	(307,484)
Accumulated other comprehensive loss	(16,910)	(8,889)
Treasury Stock, at cost:
Series E Preferred Stock, 81 and 70 shares as of September 30, 2013 and December 31, 2012, respectively	(2,030)	(1,750)
Common stock, 914,952 shares as of September 30, 2013 and December 31, 2012	(1,914)	(1,914)
Total Magnum Hunter Resources Corporation shareholders’ equity	500,569	701,513
Non-controlling interest	8,525	10,139
Total shareholders’ equity	509,094	711,652
Total liabilities and shareholders’ equity	$1,885,816	$2,198,632
The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per-share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES AND OTHER
Oil and natural gas sales	$54,018	$29,983	$138,242	$78,532
Natural gas transportation, gathering, processing, and marketing	12,545	5,058	42,415	10,418
Oilfield services	6,423	1,504	13,728	6,118
Other revenue	46	(164)	789	(144)
Total revenue	73,032	36,381	195,174	94,924
OPERATING EXPENSES
Lease operating expenses	15,145	6,100	38,027	18,291
Severance taxes and marketing	5,465	2,530	12,313	6,618
Exploration	40,123	3,299	73,402	18,143
Impairment of proved oil and gas properties	—	—	9,968	—
Natural gas transportation, gathering, processing, and marketing	8,985	2,288	35,830	4,379
Oilfield services	4,527	3,366	11,928	6,933
Depletion, depreciation, amortization and accretion	28,293	15,146	71,956	42,199
Loss on sale of assets, net	40,952	328	42,116	528
General and administrative	22,218	12,222	58,559	38,226
Total operating expenses	165,708	45,279	354,099	135,317

OPERATING LOSS	(92,676)	(8,898)	(158,925)	(40,393)

OTHER INCOME (EXPENSE)
Interest income	34	132	172	216
Interest expense	(15,689)	(14,405)	(53,203)	(40,595)
Gain (loss) on derivative contracts, net	(29,553)	(10,151)	(30,644)	9,056
Other income	8,540	27	7,860	90
Total other expense, net	(36,668)	(24,397)	(75,815)	(31,233)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(129,344)	(33,295)	(234,740)	(71,626)
Income tax benefit	(3,255)	1,983	40,944	9,143
LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(132,599)	(31,312)	(193,796)	(62,483)
Income (loss) from discontinued operations, net of tax	(80,554)	(1,102)	(71,455)	2,832
Gain (loss) on disposal of discontinued operations, net of tax	(84,454)	—	87,998	2,224
NET LOSS	(297,607)	(32,414)	(177,253)	(57,427)
Net loss (income) attributed to non-controlling interests	725	(49)	1,614	(71)
LOSS ATTRIBUTABLE TO MAGNUM HUNTER RESOURCES CORPORATION	(296,882)	(32,463)	(175,639)	(57,498)
Dividends on preferred stock	(14,417)	(9,820)	(42,034)	(22,680)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(311,299)	$(42,283)	$(217,673)	$(80,178)
Weighted average number of common shares outstanding, basic and diluted	169,953,997	168,897,700	169,752,042	151,225,832
Loss from continuing operations per share, basic and diluted	$(0.86)	$(0.24)	$(1.38)	$(0.56)
Income (loss) from discontinued operations per share, basic and diluted	(0.97)	(0.01)	0.10	0.03
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(1.83)	$(0.25)	$(1.28)	$(0.53)

AMOUNTS ATTRIBUTABLE TO MAGNUM HUNTER RESOURCES CORPORATION
Loss from continuing operations, net of tax	$(131,874)	$(31,361)	$(192,182)	$(62,554)
Income (loss) from discontinued operations, net of tax	(165,008)	(1,102)	16,543	5,056
Net loss	$(296,882)	$(32,463)	$(175,639)	$(57,498)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET LOSS	$(297,607)	$(32,414)	$(177,253)	$(57,427)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	3,856	7,245	(7,943)	6,628
Unrealized gain (loss) on available for sale investments before reclassifications	3,735	(35)	8,184	(301)
Amounts reclassified from accumulated other comprehensive income upon sale of available for sale securities	(8,262)	—	(8,262)	—
Total other comprehensive income (loss)	(671)	7,210	(8,021)	6,327
COMPREHENSIVE LOSS	(298,278)	(25,204)	(185,274)	(51,100)
Comprehensive loss (income) attributable to non-controlling interests	725	(49)	1,614	(71)
COMPREHENSIVE LOSS ATTRIBUTABLE TO MAGNUM HUNTER RESOURCES CORPORATION	$(297,553)	$(25,253)	$(183,660)	$(51,171)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)
(in thousands)

	Number of Shares
	Series D Preferred Stock	Series E Preferred Stock	Common Stock	Exchangeable Common Stock	Series D Preferred Stock	Series E Preferred Stock	Common Stock	Exchangeable Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Non - controlling Interest	Total Shareholders’ Equity
BALANCE, January 1, 2013	4,209	4	170,033	506	$210,441	$94,371	$1,700	$5	$715,033	$(307,484)	$(8,889)	$(3,664)	$10,139	$711,652
Share based compensation	—	—	157	—	—	—	2	—	11,832	—	—	—	—	11,834
Shares of common stock issued for payment of 401k plan matching contribution	—	—	221	—	—	—	2	—	1,190	—	—	—	—	1,192
Sale of Series D Preferred Stock	216	—	—	—	10,803	—	—	—	(1,212)	—	—	—	—	9,591
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(42,034)	—	—	—	(42,034)
Conversion of exchangeable common stock for common stock	—	—	506	(506)	—	—	5	(5)	—	—	—	—	—	—
Sale of Series E Preferred Stock	—	—	—	—	—	698	—	—	(108)	—	—	—	—	590
Fees on equity issuance	—	—	—	—	—	—	—	—	(109)	—	—	—	—	(109)
Depositary shares representing Series E Preferred Stock returned from escrow	—	—	—	—	—	—	—	—	—	—	—	(280)	—	(280)
Shares of common stock issued upon exercise of common stock options	—	—	685	—	—	—	7	—	1,925	—	—	—	—	1,932
Dividends on common stock in the form of 17,030,706 warrants with fair value of $21.6 million	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(175,639)	—	—	(1,614)	(177,253)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(7,943)	—	—	(7,943)
Unrealized loss on available for sale securities, net	—	—	—	—	—	—	—	—	—	—	(78)	—	—	(78)
BALANCE, September 30, 2013	4,425	4	171,602	—	$221,244	$95,069	$1,716	$—	$728,551	$(525,157)	$(16,910)	$(3,944)	$8,525	$509,094

The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(177,253)	$(57,427)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation, amortization and accretion	107,624	90,462
Exploration	91,533	25,564
Impairment of proved oil and gas properties	88,504	—
Impairment of other operating assets	263	—
Share based compensation	11,834	14,758
Cash paid for plugging wells	(14)	(101)
Gain on sale of assets	(50,063)	(2,900)
Unrealized (gain) loss on derivative contracts	23,757	(1,094)
Unrealized loss on investments	1,043	301
Amortization and write-off of deferred financing costs and discount on Senior Notes included in interest expense	3,660	10,725
Deferred tax benefit	(54,465)	(5,748)
Changes in operating assets and liabilities:
Accounts receivable, net	(703)	(36,984)
Inventory	77	(5,283)
Prepaid expenses and other current assets	(3,095)	(1,219)
Accounts payable	23,303	(4,592)
Revenue payable	(3,027)	8,795
Accrued liabilities	16,219	11,562
Net cash provided by operating activities	79,197	46,819
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and advances	(418,245)	(360,498)
Cash paid in acquisitions	—	(433,865)
Change in restricted cash	1,500	—
Change in deposits and other long-term assets	571	(147)
Proceeds from sales of assets	460,997	823
Net cash provided by (used in) investing activities	44,823	(793,687)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common shares	—	148,329
Net proceeds from sale of preferred shares	10,181	119,469
Equity issuance costs	(109)	—
Proceeds from sale of Series A convertible preferred units in Eureka Hunter Holdings, LLC	27,440	128,251
Proceeds from exercise of warrants and options	1,932	1,336
Preferred stock dividend	(29,911)	(17,536)
Repayments of debt	(379,504)	(481,557)
Proceeds from borrowings on debt	245,991	430,977
Proceeds from issuance of Senior Notes	—	443,971
Deferred financing costs	(1,184)	(19,414)
Change in other long-term liabilities	(1,103)	335
Net cash provided by (used in) financing activities	(126,267)	754,161
Effect of changes in exchange rate on cash	(93)	(146)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,340)	7,147
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,623	14,851
CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,283	$21,998

The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS
Magnum Hunter Resources Corporation, a Delaware corporation, operating directly and indirectly through its subsidiaries (together with its subsidiaries, the “Company” or “Magnum Hunter”), is a Houston, Texas based independent exploration and production company engaged in the acquisition and development of producing properties and undeveloped acreage and the production of oil and natural gas, along with certain midstream and oil field services activities, in the United States ("U.S.").

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements of Magnum Hunter have been prepared in accordance with accounting principles generally accepted in the U.S. and the rules of the Securities and Exchange Commission ("SEC"), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as revised for certain discontinued operations as reflected in the Company's Registration Statement on Form S-4 declared effective by the SEC on October 8, 2013 (the "Form S-4 Registration Statement").  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the U.S.

Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements as reported in the Company's Form S-4 Registration Statement have been omitted.

Reclassification of Prior-Year Balances

Certain prior period balances have been reclassified to correspond with current-year presentation.  As a result of the sale of the Company's wholly-owned subsidiary, Eagle Ford Hunter, Inc. ("Eagle Ford Hunter"), to an affiliate of Penn Virginia Corporation (“Penn Virginia”) on April 24, 2013, and the Company's adoption of a plan in September 2013 to dispose of certain of its U.S. and Canadian properties, all prior operating income and expense for these operations were reclassified as discontinued operations for all periods presented. See "Note 5 - Divestitures and Discontinued Operations".

Non-Controlling Interest in Consolidated Subsidiaries

The Company has consolidated PRC Williston, LLC ("PRC Williston") in which it owned 87.5% and Eureka Hunter Holdings, LLC (“Eureka Hunter Holdings”) in which it owned 57.38% as of September 30, 2013 and 61.0% as of December 31, 2012. Eureka Hunter Holdings owns, directly or indirectly, 100% of the equity interests of Eureka Hunter Pipeline, LLC ("Eureka Hunter Pipeline"), TransTex Hunter, LLC ("TransTex Hunter"), and Eureka Hunter Land, LLC.

Net Income or Loss per Share Data

Basic income or loss per common share is computed by dividing the income or loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income or loss per common share considers the impact to net income and common shares for the potential dilution from stock options, common stock purchase warrants and any outstanding convertible securities.

The Company has issued potentially dilutive instruments in the form of common stock options, common stock purchase warrants, Series E Preferred Stock, and restricted common stock granted and not yet issued. The potentially dilutive securities were excluded from the calculation of diluted loss per share during all of the periods presented, because their effect would have been anti-dilutive due to the Company's losses during those periods.

The following table summarizes the potentially dilutive securities outstanding as of September 30, 2013 and 2012:

	September 30,
	2013	2012
	(in thousands of shares)
Dilutive:
Common stock options	13,878	2,424
Warrants	—	69
Total dilutive	13,878	2,493
Anti-dilutive:
Common stock options	4,480	13,330
Warrants	30,407	13,376
Series E Preferred Stock	11,185	—
Total anti-dilutive	46,072	26,707

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid debt securities that have original maturities of three months or less. At September 30, 2013, the Company had cash deposits in excess of FDIC-insured limits at various financial institutions.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities, derivatives, and certain long-term debt approximate fair value as of September 30, 2013 and December 31, 2012. See "Note 3 - Fair Value of Financial Instruments".

Inventory

The Company’s materials inventory is primarily frac sand used in the completion process of hydraulic fracturing. Frac sand is acquired for use in future well completion operations and is carried at the lower of cost or market, on a first-in, first-out cost basis. Commodities inventory consists of crude oil held in storage and is carried at the lower of average cost or market, on a first-in, first-out basis.

The following table sets forth the Company's inventory as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Materials and supplies	$11,029	$8,066
Commodities	928	1,096
Inventory	$11,957	$9,162

Materials included in other long term assets	$—	$3,464

Oil and Natural Gas Properties

The Company utilizes the successful efforts method of accounting for its oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties and to drill and equip new development wells and related asset retirement costs are capitalized. Costs to acquire mineral interests and drill exploratory wells are also capitalized pending determination of whether the wells have proved reserves or not. However, if the Company determines that the exploratory wells do not have proved reserves or leases acquired are not prospective or expire, the costs are expensed to exploration expense. Geological and geophysical costs, including seismic studies and related costs of carrying and retaining unproved properties, are charged to exploration expense as incurred.

On the sale or retirement of a field, the cost and related accumulated depletion and depreciation is eliminated from the property accounts, and the resultant gain or loss is recognized. On the sale or retirement of an insignificant portion of a field, the cost is charged to accumulated depletion with no resulting gain or loss recognized in income.

Gas Transportation, Gathering, and Processing Equipment

The Company's processing plant and equipment are carried at cost. Depreciation of the plant and equipment is provided using the straight line method over an estimated useful life of 5 to 20 years. Gain or loss on sale or retirement or other disposition of assets is included in income in the period of disposition.

The Company sells and leases gas treating and processing equipment, much of which is leased to third party operators for treating gas at the wellhead.  The leases generally have a term of three years or less.  The equipment under leases in place as of September 30, 2013, had a net carrying value of $16.5 million, and the terms of such leases provide for future lease payments to the Company extending up to July 2016.  As of September 30, 2013, primarily all the leases to third parties were non-cancelable, with future minimum aggregate base rentals payable to the Company of $5.5 million over the twelve months ending September 30, 2014 and $1.4 million thereafter.

Depreciation expense for gas transportation, gathering, and processing equipment was $3.2 million and $9.1 million for the three and nine months ended September 30, 2013, respectively, and $1.2 million and $2.9 million for the three and nine months ended September 30, 2012, respectively.

Goodwill

Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and the liabilities assumed. The Company has goodwill related to the midstream segment as a result of the acquisition of the assets of TransTex Gas Services, LP as of April 1, 2012.

Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less than annually. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired. The Company performed its annual assessment of goodwill impairment in April 2013 and concluded that goodwill had not been impaired. As of September 30, 2013, the Company was not aware of any matters that would indicate an impairment of goodwill was necessary.

Intangible Assets

Intangible assets consist primarily of the fair value of the acquired gas gathering and processing contracts and customer relationships in the TransTex Gas Services, LP assets acquisition completed in April 2012.  These assets are being amortized over a weighted average term of 8.5 years. At September 30, 2013, intangible assets were not impaired.

Asset Retirement Obligations

The Company records a liability for the fair value of an asset’s retirement obligation ("ARO") in the period in which it is incurred and the corresponding cost is capitalized by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated economic life of the related asset.  The Company has included estimated future costs of abandonment and dismantlement in its successful efforts amortization base and amortizes these costs as a component of its depreciation, depletion, amortization and accretion expense in the accompanying consolidated financial statements.

Oil and Natural Gas Sales

During the three and nine months ended September 30, 2013 and 2012, the Company recognized sales from oil, natural gas, and NGL as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Oil	$39,119	$21,319	$97,813	$51,416
Natural gas	9,805	8,389	31,068	26,743
NGL	5,094	275	9,361	373
Total oil and natural gas sales	$54,018	$29,983	$138,242	$78,532

Other Comprehensive Income (Loss)

The functional currency of the Company's operations in Canada (which operations are reflected in these financial statements as discontinued operations) is the Canadian dollar.  The Company translates the assets and liabilities of its Canadian subsidiary into U.S. dollars at current exchange rates while revenues and expenses are translated at the average rates in effect for the period.  The related translation gains and losses are included in accumulated other comprehensive income, net of tax.

As of September 30, 2013, the Company had completed the sale of all of the shares of the Penn Virginia common stock it acquired in connection with its sale of Eagle Ford Hunter in April 2013. The Company received gross proceeds of $50.6 million, resulting in a reclassification out of comprehensive income of $8.3 million, which is classified within other income.

Unrealized gains and losses on changes in fair value of common and preferred stock of publicly traded companies are included in accumulated other comprehensive income.

Exploration

Exploration expense consists primarily of abandonment charges and impairment reserves for capitalized leasehold costs associated with unproved properties that the Company has no further exploration or development plans, exploratory dry holes, and geological and geophysical costs.

During the three and nine months ended September 30, 2013 and 2012, the Company recognized exploration expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Leasehold impairments - Williston Basin	38,829	2,954	71,454	12,687
Leasehold impairments - Appalachia Basin	940	—	940	4,975
Geological and geophysical	354	345	1,008	481
Total	40,123	3,299	73,402	18,143

Impairment of Proved Oil and Natural Gas Properties (Continuing operations)

Proved oil and natural gas properties are reviewed for impairment on a field-by-field basis when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. The Company estimates the expected future cash flows of its oil and natural gas properties and compares these undiscounted cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will write down the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future lease operating expense, future production estimates, estimated future capital expenditures and discount rates commensurate with the risk associated with realizing the projected cash flows.

During the three and nine months ended September 30, 2013 and 2012, the Company recorded proved property impairments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Impairment of Proved Oil & Natural Gas Properties	$—	$—	$9,968	$—

Recently Issued Accounting Standards

Accounting standards-setting organizations frequently issue new or revised accounting rules.  The Company regularly reviews all new pronouncements to determine their impact, if any, on its financial statements.

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”) expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements. The amendment is effective prospectively for annual or interim reporting periods beginning after December 15, 2012. The adoption of this accounting pronouncement did not have a material impact on our financial statement disclosures.

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("FASB ASC Topic 740"). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and financial statement disclosures.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company used the following fair value measurements for certain of the Company's assets and liabilities at September 30, 2013 and December 31, 2012:

Level 1 Classification:

Available for Sale Securities

At September 30, 2013 and December 31, 2012, the Company held common and preferred stock of publicly traded companies with quoted prices in an active market.  Accordingly, the fair market value measurements of these securities have been classified as Level 1.

Level 2 Classification:

Commodity Derivative Instruments

The Company does not designate its derivative instruments as hedges and therefore does not apply hedge accounting.  The estimated fair value amounts of the Company’s derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2.  Although the Company’s derivative instruments are valued using public indices, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange. See "Note 4 - Financial Instruments and Derivatives."

As of September 30, 2013 and December 31, 2012, the Company’s derivative contracts were with financial institutions, all of which were either senior lenders to the Company or affiliates of such senior lenders, and some of which had investment grade credit ratings. All of the counterparties are believed to have minimal credit risk.  Although the Company is exposed to credit risk to the extent of nonperformance by the counterparties to these derivative contracts, the Company does not anticipate such nonperformance and monitors the credit worthiness of its counterparties on an ongoing basis.

Level 3 Classification:

Preferred Stock Embedded Derivative

At September 30, 2013 and December 31, 2012, the Company had preferred stock embedded derivative liabilities resulting from certain conversion features, redemption options, and other features of its Series A Convertible Preferred Units of Eureka Hunter Holdings. See "Note 10 - Redeemable Preferred Stock."

The fair value of the bifurcated conversion feature was valued using the “with and without” analysis in a simulation model. The key assumptions used in the model to determine fair value at September 30, 2013 were a volatility of 25%, credit spread of 15.9%, and a total enterprise value of Eureka Hunter Holdings of $544.0 million.

Convertible Security Embedded Derivative

The Company recognized an embedded derivative asset resulting from the fair value of the bifurcated conversion feature associated with the convertible note it received in February 2012 as partial consideration upon the sale of Hunter Disposal, LLC (“Hunter Disposal”) to GreenHunter Resources, Inc. ("GreenHunter"), a related party. See "Note 5 - Divestitures and Discontinued Operations." The embedded derivative was valued using a Black-Scholes model valuation of the conversion option.

The key inputs used in the Black-Scholes option pricing model were as follows:

September 30, 2013
Life	3.4 years
Risk-free interest rate	0.91%
Estimated volatility	40%
Dividend	—
GreenHunter stock price at end of period	$1.13

The following table presents a reconciliation of the financial derivative asset and liability measured at fair value using significant unobservable inputs for the nine month period ended September 30, 2013:

	Preferred Stock Embedded Derivative Liability	Convertible Security Embedded Derivative Asset
	(in thousands)
Fair value at December 31, 2012	$(43,548)	$264
Issuance of derivative liability	(10,803)	—
Decrease in fair value recognized in other income (expense)	(20,809)	(185)
Fair value as of September 30, 2013	$(75,160)	$79

The following tables present recurring financial assets and liabilities which are carried at fair value at September 30, 2013 and December 31, 2012:

	Fair Value Measurements on a Recurring Basis
	September 30, 2013
	(in thousands)
Assets	Level 1	Level 2	Level 3
Available for sale securities	$1,825	$—	$—
Commodity derivative assets	—	1,392	—
Convertible security derivative assets	—	—	79
Total assets at fair value	$1,825	$1,392	$79
Liabilities
Commodity derivative liabilities	$—	$6,750	$—
Convertible preferred stock derivative liabilities	—	—	75,160
Total liabilities at fair value	$—	$6,750	$75,160

	Fair Value Measurements on a Recurring Basis
	December 31, 2012
	(in thousands)
Assets	Level 1	Level 2	Level 3
Available for sale securities	$1,958	$—	$—
Commodity derivative assets	—	4,882	—
Convertible security derivative assets	—	—	264
Total assets at fair value	$1,958	$4,882	$264
Liabilities
Commodity derivative liabilities	$—	$7,477	$—
Convertible preferred stock derivative liabilities	—	—	43,548
Total liabilities at fair value	$—	$7,477	$43,548

Other Fair Value Measurements

The carrying value of the Company's senior revolving credit facility (the “MHR Senior Revolving Credit Facility") approximates fair value as it is subject to short-term floating interest rates that approximate the rates available to us for those periods.  The fair value hierarchy for the MHR Senior Revolving Credit Facility is Level 3.

The fair value of the Company's Senior Notes is based on quoted market prices available for our senior notes.  The estimated fair value of the Company's Senior Notes as of September 30, 2013 and December 31, 2012 was $622.3 million and $613.5 million, respectively.  The fair value hierarchy for the Company's Senior Notes is Level 2 (quoted prices for similar assets in active markets).

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

The Company uses available market data and valuation methodologies to estimate the fair value of debt.  The carrying amounts and fair values of long-term debt are as follows:

		September 30, 2013		December 31, 2012
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(in thousands)
Senior Notes (1)	Level 2	$597,216	$622,320	$597,212	$613,500
MHR Senior Revolving Credit Facility (2)	Level 3	$90,000	$90,000	$225,000	$225,000
Eureka Hunter Pipeline, LLC second lien term loan (3)	Level 3	$50,000	$59,832	$50,000	$58,550
Equipment notes payable (3)	Level 3	$16,059	$15,412	$18,548	$17,450
_________________________________
(1)     The fair value of the Company's Senior Notes is based on quoted market prices available to us for those periods.

(2)	The carrying value of the MHR Senior Revolving Credit Facility approximates fair value as it is subject to short-term floating interest rates that approximate the rates available to us at such date.

(3)
The fair value of each of (a) Eureka Hunter Pipeline's second lien term loan and (b) the equipment notes payable is the estimated cost to acquire the debt, including a credit spread for the difference between the issue rate and the period end market rate.

Fair Value on a Non-Recurring Basis
The Company follows the provisions of ASC 820-10 for non-financial assets and liabilities measured at fair value on a non-recurring basis. As it relates to the Company, ASC 820-10 applies to certain non-financial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; measurements of impairments; and the initial recognition of asset retirement obligations, for which fair value is used. These ARO estimates are derived from historical costs as well as management's expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, the Company has designated these measurements as Level 3.

NOTE 4 - FINANCIAL INSTRUMENTS AND DERIVATIVES

The Company periodically enters into certain commodity derivative instruments such as futures contracts, swaps, collars, and basis swap contracts, which are effective in mitigating commodity price risk associated with a portion of the Company's future monthly natural gas and crude oil production and related cash flows. The Company has not designated any commodity derivatives as hedges.

In a commodities swap agreement, the Company trades the fluctuating market prices of oil or natural gas at specific delivery points over a specified period, for fixed prices. As a producer of oil and natural gas, the Company holds these commodity derivatives to protect the operating revenues and cash flows related to a portion of its future natural gas and crude oil sales from the risk of significant declines in commodity prices, which helps reduce exposure to price risk and improves the likelihood of funding its capital budget.  If the price of a commodity rises above what the Company has agreed to receive in the swap agreement, the amount that it agrees to pay the counterparty would theoretically be offset by the increased amount it received for its production.

As of September 30, 2013, the Company had the following commodity derivative instruments:

			Weighted Average
Natural Gas	Period	MMBtu/day	Price per MMBtu
Collars (1)	Oct 2013 - Dec 2013	12,500	$4.50 - $5.96
Swaps	Oct 2013 - Dec 2013	25,500	$3.64
	Jan 2014 - Dec 2014	10,000	$4.13
Ceilings purchased (call)	Oct 2013 - Dec 2013	10,000	$6.00
	Jan 2014 - Dec 2014	10,000	$6.15
Ceilings sold (call)	Jan 2014 - Dec 2014	26,000	$5.47
Floors purchased (put)	Jan 2014 - Dec 2014	10,000	$4.25
Floors sold (put)	Jan 2014 - Dec 2014	10,000	$3.75
			Weighted Average
Crude Oil	Period	Bbl/day	Price per Bbl
Collars (1)	Oct 2013 - Dec 2013	2,763	$81.38 - $97.61
	Jan 2014 - Dec 2014	663	$85.00 - $91.25
	Jan 2015 - Dec 2015	259	$85.00 - $91.25
Traditional three-way collars (2)	Oct 2013 - Dec 2013	2,000	$60.63 - $80.00 - $100.00
	Jan 2014 - Dec 2014	4,000	$64.94 - $85.00 - $102.50
Conservative three-way collar (3)	Oct 2013 - Dec 2013	763	$65.00 - $91.25 - $101.25
Swaps	Oct 2013 - Dec 2013	5,450	$92.72
Ceilings purchased (call)	Oct 2013 - Dec 2013	2,250	$100.00
Ceilings sold (call)	Jan 2015 - Dec 2015	1,570	$120.00
Floors purchased (put)	Oct 2013 - Dec 2013	1,750	$90.00
Floors sold (put)	Oct 2013 - Dec 2013	5,438	$76.03
	Jan 2014 - Dec 2014	663	$65.00
	Jan 2015 - Dec 2015	259	$70.00
________________________________
(1) A collar is a sold call and a purchased put. Some collars are "costless" collars with the premiums netting to approximately zero.
(2) These three-way collars are a combination of three options: a sold call, a purchased put and a sold put.
(3) These three-way collars are a combination of three options: a sold call, a purchased call and a sold put.

Currently, Bank of America, Bank of Montreal, KeyBank National Association, Credit Suisse Energy, LLC, UBS AG London Branch, Deutsche Bank AG London Branch, Citibank, N.A., and J. Aron & Company are the only counterparties to the Company's commodity derivatives positions.  The Company is exposed to credit losses in the event of nonperformance by the counterparties; however, it does not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions.  All counterparties or their affiliates are participants in the MHR Senior Revolving Credit Facility, and the collateral for the outstanding borrowings under the MHR Senior Revolving Credit Facility is used as collateral for its commodity derivatives with those counterparties.

At September 30, 2013, the Company had preferred stock derivative liabilities resulting from certain conversion features, redemption options, and other features of its Series A Convertible Preferred Units of Eureka Hunter Holdings. See "Note 3 - Fair Value of Financial Instruments" and "Note 10 - Redeemable Preferred Stock."

At September 30, 2013, the Company also had a convertible security embedded derivative asset primarily due to the conversion feature of the promissory note received as partial consideration for the sale of Hunter Disposal. See "Note 3 - Fair Value of Financial Instruments," "Note 5 - Divestitures and Discontinued Operations," and "Note 12 - Related Party Transactions".

The following table summarizes the fair value of the Company's commodity and financial derivative contracts as of the dates indicated:

		Gross Derivative Assets		Gross Derivative Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Classification	September 30, 2013	December 31, 2012	September 30, 2013		December 31, 2012
		(in thousands)
Commodity
	Derivative assets	$1,000	$4,882	$—		$—
	Derivative assets - long term	392	—	—		—
	Derivative liabilities	—	—	(5,913)		(3,501)
	Derivative liabilities - long term	—	—	(837)		(3,976)
Total commodity		$1,392	$4,882	$(6,750)		$(7,477)
Financial
	Derivative assets	$79	$264	$—		$—
	Derivative liabilities - long term	—	—	(75,160)		(43,548)
Total financial		$79	$264	$(75,160)		$(43,548)
Total derivatives		$1,471	$5,146	$(81,910)	—	$(51,025)

The following table summarizes the realized and unrealized gains and losses on change in fair value of the Company's derivative contracts as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Realized gain (loss)	$(6,582)	$2,224	$(6,887)	$7,962
Unrealized gain (loss)	(22,971)	(12,375)	(23,757)	1,094
Net gain (loss)	$(29,553)	$(10,151)	$(30,644)	$9,056

NOTE 5 - DIVESTITURES AND DISCONTINUED OPERATIONS

Discontinued Operations

Planned Divestitures of Magnum Hunter Production and Williston Hunter Canada

In September 2013, the Company adopted a plan to divest all of its interests in (i) Magnum Hunter Production, Inc. (“MHP”), a wholly-owned subsidiary of the Company whose oil and natural gas operations are located primarily in the Southern Appalachian Basin in Kentucky and Tennessee, and (ii) the Canadian operations of Williston Hunter Canada, Inc., a wholly-owned subsidiary of the Company ("WHI Canada"). The Company is actively marketing these interests and anticipates completing the divestitures by the second quarter of 2014. The Company has reclassified the associated assets and liabilities to assets and liabilities held for sale and the operations are reflected as discontinued operations for all periods presented. The Company has recorded an impairment expense of $72.5 million and $78.5 million for the three and nine months ended September 30, 2013, respectively, relating to the discontinued operations which is recorded in income (loss) from discontinued operations and an expense of $84.5 million to reflect the net assets at their estimated selling prices, less costs to sell, which is recorded in loss on disposal of discontinued operations for the three and nine months ended September 30, 2013.

Sale of Eagle Ford Hunter

On April 24, 2013, the Company closed on the sale of all of its ownership interest in its wholly-owned subsidiary, Eagle Ford Hunter to an affiliate of Penn Virginia for a total purchase price of approximately $422.1 million paid to the Company in the form of $379.8 million in cash (after estimated customary initial purchase price adjustments) and 10.0 million shares of common stock of Penn Virginia valued at approximately $42.3 million (based on the closing market price of the stock of $4.23 as of April 24, 2013). The effective date of the sale was January 1, 2013. The Company has recognized a preliminary gain on the sale of $172.5 million, net of tax. On August 24, 2013, the Company presented Penn Virginia with the Company’s estimate of the final settlement of the adjustments to the cash portion of the purchase price, to which Penn Virginia responded on October 21, 2013 with its calculation of the final adjustment amounts. The Company is currently in the process of reviewing Penn Virginia’s calculation of the final adjustment amounts. As of the date of filing of this Quarterly Report on Form 10-Q, the Company estimated that the final settlement of the adjustment amounts may result in a payable to Penn Virginia ranging from $22 million to $33 million, after taxes, but such estimate is subject to further review by the Company and discussions with Penn Virginia.  Therefore, the Company has recorded a liability for its revised estimate of the final settlement of the adjustment amounts, after taxes, as a reduction in the gain on disposal of discontinued operations of Eagle Ford Hunter.  Upon closing of the sale, $325.0 million of sale proceeds were used to pay down outstanding borrowings under the MHR Senior Revolving Credit Facility. As of September 30, 2013, the Company had completed the sale of all of its Penn Virginia common stock for gross proceeds of $50.6 million, recognizing a gain of $8.3 million in other income.

Sale of Hunter Disposal

On February 17, 2012, the Company, through its wholly-owned subsidiary, Triad Hunter, LLC ("Triad Hunter"), sold 100% of its equity ownership interest in Hunter Disposal to an affiliate of GreenHunter, for total consideration of $9.3 million, comprised of cash of $2.2 million, 1,846,722 common shares of GreenHunter valued at $2.6 million based on a closing price of $1.79 per share at February 17, 2012 (discounted for restrictions), 88,000 shares of GreenHunter 10% Series C Preferred Stock, valued at $1.9 million based on a stated value of $25.00 per share, and a promissory note of $2.2 million (which is convertible, at the option of the Company into 880,000 shares of GreenHunter common stock based on the stated conversion price of $2.50 per share). The Company recognized an embedded derivative asset resulting from the conversion option under the convertible promissory note with fair market value of $405,000. See "Note 3 - Fair Value of Financial Instruments" for additional information. The cash proceeds from the sale were adjusted downward to $783,000 for changes in working capital to reflect the effective date of the sale of December 31, 2011. GreenHunter is a related party as described in "Note 12 - Related Party Transactions".

The Company included the results of operations of MHP and WHI Canada for all periods presented through September 30, 2013, Eagle Ford Hunter through April 24, 2013, and Hunter Disposal through February 17, 2012 in discontinued operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues	$13,203	$32,997	$81,616	$91,728
Expenses (2)	(107,958)	(33,997)	(166,196)	(90,216)
Other income (expense)	3,621	(76)	6,777	3,212
Income tax benefit (expense) (1)	10,580	(26)	6,348	(1,892)
Income (loss) from discontinued operations, net of tax	(80,554)	(1,102)	(71,455)	2,832
Gain (loss) on sale of discontinued operations, net of taxes (3)	(84,454)	—	87,998	2,224
Income (loss) from discontinued operations, net of taxes	$(165,008)	$(1,102)	$16,543	$5,056
________________________________

(1)	In addition, the Company recognized an alternative minimum tax charge of $1.3 million in connection with the Eagle Ford Hunter sale.

(2)
Includes impairment expense of $72.5 million and $78.5 million for the three and nine months ended September 30, 2013, respectively, and exploration expense of $18.0 million and $19.6 million for the three and nine months ended September 30, 2013, respectively relating to the discontinued operations of MHP and WHI Canada, which is recorded in income (loss) from discontinued operations.

(3)	Income tax expense associated with gain/(loss) on sale of discontinued operations was $6.6 million for the nine months ended September 30, 2013.

Other Divestiture

Sale of Certain North Dakota Oil and Natural Gas Properties
On September 2, 2013, Williston Hunter, Inc., a wholly owned subsidiary of the Company, entered into a purchase and sale agreement with Oasis Petroleum of North America LLC, or Oasis, to sell its non-operated working interest in certain oil and natural gas properties located in Burke County, North Dakota, to Oasis for $32.5 million in cash, subject to customary adjustments. The transaction closed on September 26, 2013, and was effective as of July 1, 2013. The Company recognized a loss of $38.1 million on the sale for the three months ended September 30, 2013.

NOTE 6 - ASSET RETIREMENT OBLIGATIONS

The following table summarizes the Company’s ARO activities during the nine month period ended September 30, 2013:

Nine Months Ended September 30, 2013
(in thousands)
Asset retirement obligation at beginning of period	$30,680
Assumed in acquisitions	17
Liabilities incurred	209
Liabilities settled	(98)
Liabilities sold	(2,429)
Accretion expense	1,824
Revisions in estimated liabilities (1)	1,935
Reclassified as liabilities associated with assets held for sale	(11,148)
Effect of foreign currency translation	(73)
Asset retirement obligation at end of period	20,917
Less: current portion (included in other liabilities)	(1,015)
Asset retirement obligation at end of period	$19,902
________________________________
 (1) $1.5 million of the revisions in estimated liabilities is related to change in assumptions used with respect to certain wells in the Williston Basin in North Dakota.

NOTE 7 - LONG-TERM DEBT

Long-term debt at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Senior Notes payable due May 15, 2020, interest rate of 9.75%, net of unamortized net discount of $2.8 million at September 30, 2013 and December 31, 2012	$597,216	$597,212
Various equipment and real estate notes payable with maturity dates January 2015 - April 2021, interest rates of 4.25% - 5.70%	16,059	18,548
Eureka Hunter Pipeline, LLC second lien term loan due August 16, 2018, interest rate of 12.5%	50,000	50,000
MHR Senior Revolving Credit Facility due April 13, 2016, interest rate of 2.96% at September 30, 2013 and 3.56% at December 31, 2012	90,000	225,000
	753,275	890,760
Less: current portion	(4,144)	(3,991)
Total long-term debt obligations, net of current portion	$749,131	$886,769

The following table presents the scheduled or expected approximate annual maturities of debt, gross of unamortized discount of $2.8 million:

(in thousands)
2013	$1,034
2014	4,149
2015	8,313
2016	92,563
2017	—
Thereafter	650,000
Total	$756,059

MHR Senior Revolving Credit Facility

On April 13, 2011, the Company entered into a Second Amended and Restated Credit Agreement, referred to, as amended, as the MHR Senior Revolving Credit Facility, by and among the Company, Bank of Montreal, as Administrative Agent, and the lenders party thereto.
The MHR Senior Revolving Credit Facility provides for an asset‑based, senior secured revolving credit facility maturing on April 13, 2016. The MHR Senior Revolving Credit Facility is governed by a semi-annual borrowing base redetermination derived from the Company's proved crude oil and natural gas reserves, and based on such redeterminations, the borrowing base may be decreased or may be increased up to a maximum commitment level of $750 million. Currently, the next scheduled redetermination of the borrowing base is in November 2013.
As of September 30, 2013, the borrowing base under this facility was $265.0 million, and $90.0 million of borrowings were outstanding ($225.0 million outstanding as of December 31, 2012). The borrowing base is subject to certain automatic reductions upon the issuance of additional Senior Notes and in certain other circumstances.
The facility may be used for loans and, subject to a $10 million sublimit, letters of credit. The facility provides for a commitment fee of 0.5% based on the unused portion of the borrowing base under the facility.
Borrowings under the facility will, at the Company's election, bear interest at either: (i) an alternate base rate, referred to as “ABR,” equal to the higher of (A) the Prime Rate, (B) the Federal Funds Effective Rate plus 0.5% per annum and (C) the London Interbank Offered Rate, “LIBOR,” for a one month interest period on such day plus 1.0%; or (ii) the adjusted LIBOR, which is the rate stated on Reuters British Bankers Association London Interbank Offered Rate, “BBA LIBOR,” market for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus, in each of the cases described in clauses (i) and (ii) above, an applicable margin ranging from 1.50% to 2.25% for ABR loans and from 2.50% to 3.25% for adjusted LIBOR loans.
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
The facility also requires the Company to satisfy certain financial covenants, including maintaining (1) a ratio of consolidated current assets to consolidated current liabilities (as defined) of not less than 1.0 to 1.0; (2) a ratio of earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses, or “EBITDAX”, to interest expense of not less than (i) 2.00 to 1.00 for the fiscal quarters ended June 30, 2013 and ending September 30, 2013, (ii) 2.25 to 1.00 for the fiscal quarter ending December 31, 2013 and (iii) 2.50 to 1.00 for the fiscal quarter ending March 31, 2014 and each fiscal quarter ending thereafter; (3) commencing with the fiscal quarter ending June 30, 2014, a ratio of total debt to EBITDAX of not more than (i) 4.50 to 1.0 for the fiscal quarters ending June 30, 2014 and September 30, 2014 and (ii) 4.25 to 1.00 for the fiscal quarter ending December 31, 2014 and for each fiscal quarter ending thereafter, and (4) commencing with the fiscal quarter ended June 30, 2013 through and including the fiscal quarter ending March 31, 2014, a ratio of senior debt to EBITDAX not more than 2.00 to 1.00.

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
Subject to certain permitted liens, the Company's obligations under the MHR Senior Revolving Credit Facility have been secured by the grant of a first priority lien on no less than 80% of the value of the proved oil and natural gas properties of the Company and its restricted subsidiaries and a lien on equity interests on certain of the Company’s subsidiaries.
In connection with the facility, the Company and its restricted subsidiaries also entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities of the Company arising under or in connection with the facility are unconditionally guaranteed by such subsidiaries.
The Company and its restricted subsidiaries are in preliminary discussions with their existing senior lenders to enter into a new senior secured revolving credit facility. Any such facility would replace, and is expected to be on terms substantially similar to, the existing MHR Senior Revolving Credit Facility.

Eighteenth Amendment to Second Amended and Restated Credit Agreement

On August 7, 2013, pursuant to the Eighteenth Amendment to Second Amended and Restated Credit Agreement , the MHR Senior Revolving Credit Facility was amended to effect the following changes:

(i) During the period the total debt to EBITDAX covenant is deferred as described in clause (ii) below, implement a new total senior debt to EBITDAX covenant set at 2.00x EBITDAX;

(ii) the Company's total debt to EBITDAX covenant is deferred for the period starting June 30, 2013 until June 30, 2014 at which time the total debt to EBITDAX covenant will be reinstated at a level of less than 4.50x EBITDAX , decreasing to less than 4.25x EBITDAX starting December 31, 2014;
(iii) amend the EBITDAX to interest expense covenant to no less than 2.00x for the quarters ended June 30, 2013 and September 30, 2013, increasing to 2.25x for the quarter ending December 31, 2013 and increasing to 2.50x starting March 31, 2014 and thereafter;
(iv) allow for up to $32 million in investments in the Company's unrestricted subsidiary Eureka Hunter Holdings provided a) the investments are made before December 31, 2013 and b) the borrowing base has availability of at least $75.0 million at the time of such investment, provided that the Company may also invest in Eureka Hunter Holdings using proceeds from the sale of the Company's common or preferred equity (the Company anticipates that any such investments would be utilized to further expand Eureka Hunter Pipeline);
(v) reduce the Company's Senior Notes basket to $600 million from $800 million;
(vi) increase the investment basket for unrestricted subsidiaries (other than Eureka Hunter Holdings) from $7.5 million to $12.5 million for the fiscal year ending December 31, 2013, thereafter the basket shall be reduced back to $7.5 million in any calendar year;
(vii) establish an acquisition and leasehold expenditures basket commencing August 1, 2013 through the Company's compliance with the financial covenants for the fiscal quarter ending June 30, 2014, which basket shall equal (a) $40.0 million plus (b) if at the time of and after giving effect to any such investment, availability under the borrowing base is equal to or greater than $75.0 million, (i) asset sale proceeds net of any borrowing base reduction resulting from such asset sale and (ii) the net cash proceeds from the offering of common or preferred equity securities by the Company; and
(viii) increase pricing by 50 basis points to LIBOR plus 250 to 325 basis points from LIBOR plus 200 to 275 basis points based on utilization until the Company demonstrates compliance with the financial covenants for the fiscal quarter ending June 30, 2014.

At September 30, 2013, the Company was in compliance with all of its covenants, as amended or waived, contained in the MHR Senior Revolving Credit Facility.

The following table sets forth interest expense for the three and nine month period ended September 30, 2013 and 2012, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Interest expense incurred on debt	$14,578	$13,766	$49,542	$29,870
Amortization and write-off of deferred financing costs	1,111	639	3,661	10,725
Total Interest Expense	$15,689	$14,405	$53,203	$40,595

NOTE 8 - SHARE-BASED COMPENSATION

Under the Company's amended and restated Stock Incentive Plan, the Company may grant unrestricted common stock, restricted common stock, common stock options, and stock appreciation rights to directors, officers, employees and other persons who contribute to the success of Magnum Hunter.  Currently, 27,500,000 shares of the Company's common stock are authorized to be issued under the plan, and 4,525,928 shares had been issued under the plan as of September 30, 2013.

On January 17, 2013, the Company granted 3,942,575 common stock options to officers and employees of the Company, with an exercise price of $4.16 per share, of which 3,080,000 have a term of 10 years and 862,575 have a term of 5 years. The options vest over a 3-year period with 25% of the options vesting immediately upon grant. On January 17, 2013, the Company also granted 420,000 common stock options to members of the Company's Board of Directors, which options have a term of 10 years and vested immediately.

On May 15, 2013 the Company granted 175,000 common stock options to an officer of the Company, with an exercise price of $3.40 per share and a term of 5 years, vesting over a 3-year period with 25% vesting immediately. On July 26, 2013 the Company granted 400,000 common stock options to an officer of the Company, with an exercise price of $3.82 per share and a term of 10 years, vesting over a 3-year period with 25% vesting immediately.

We recognized share-based compensation expense of $3.1 million and $11.8 million for the three and nine months ended September 30, 2013 and $2.2 million and $14.8 million for the three and nine months ended September 30, 2012, respectively.

A summary of common stock option activity for the nine months ended September 30, 2013 and 2012 is presented below:

	Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands of shares)		Weighted Average Exercise Price per Share
Outstanding at beginning of period	14,847	12,566	$6.01	$5.64
Granted	4,938	4,854	$4.11	$6.05
Exercised	(685)	(843)	$2.95	$1.40
Forfeited	(742)	(807)	$6.00	$7.24
Outstanding at end of period	18,358	15,770	$5.61	$5.91
Exercisable at end of period	10,512	8,959	$5.86	$5.79

A summary of the Company’s non-vested common stock options and stock appreciation rights for the nine months ended September 30, 2013 and 2012 is presented below:

	Nine Months Ended September 30,
	2013	2012
	(in thousands of shares)
Non-vested at beginning of period	6,163	5,651
Granted	4,938	4,854
Vested	(2,867)	(3,005)
Forfeited	(389)	(688)
Non-vested at end of period	7,845	6,811

Total unrecognized compensation cost related to the non-vested common stock options was $12.9 million and $15.1 million as of September 30, 2013 and 2012, respectively.  The unrecognized cost at September 30, 2013 is expected to be recognized over a weighted-average period of 1.46 years. At September 30, 2013, the weighted average remaining contract life of outstanding options was 6.42 years.

Total unrecognized compensation cost related to non-vested, restricted shares amounted to $66,000 and $462,000 as of September 30, 2013 and 2012, respectively.  The unrecognized cost at September 30, 2013, is expected to be recognized over a weighted-average period of 0.17 years.

The assumptions used in the fair value method calculation for the nine months ended September 30, 2013, are:

Weighted average fair value per option granted during the period (1)	$2.52
Assumptions: (2), (3)
Weighted average stock price volatility	80.61%
Weighted average risk free rate of return	0.78%
Weighted average expected term	4.65
  ________________________________

(1)	Calculated using the Black-Scholes fair value based method for service and performance based grants and the Lattice Model for market based grants.

(2)	The Company's estimated future forfeiture rate is 2.45%.

(3)	The Company does not pay cash dividends on its common stock.

NOTE 9 - SHAREHOLDERS' EQUITY

Common Stock

During the nine months ended September 30, 2013, the Company:

i) issued 157,271 shares of the Company’s common stock in connection with share-based compensation which had fully vested to senior management and directors of the Company;

ii) issued 505,835 shares of the Company’s common stock upon exchange of 505,835 exchangeable shares issued by MHR Exchangeco Corporation in connection with the Company’s acquisition of NuLoch Resources, Inc. in May 2011;

iii) issued 221,170 shares of the Company’s common stock in payment of safe-harbor and discretionary matching contributions to the Company's 401k plan in respect of salary deferrals made by participants in the plan during 2012; and

iv) issued 684,950 shares of the Company’s common stock upon exercise of fully vested stock options.

Declared Accumulated Preferred Stock Dividend

On July 29, 2013, the Company declared cash dividends on the Company's Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, for the months of April, May, June, July and August 2013, referred to as the "Declared Accumulated Dividend." The Declared Accumulated Dividend was paid on September 3, 2013, to holders of record at the close of business on August 15, 2013.

Common Stock Dividends - Warrants

On August 26, 2013, the Company declared a dividend on its outstanding shares of common stock in the form of 17,030,706 warrants to purchase shares of the Company's common stock at $8.50 per share with such warrants having a fair value of $21.6 million as of the declaration date of August 26, 2013. The warrants were issued on October 15, 2013 to shareholders of record on September 16, 2013. Each shareholder of record received one warrant for every ten shares owned as of the record date (with the number of warrants rounded down to the nearest whole number). Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $8.50 per share, subject to certain anti-dilution adjustments, and will expire on April 15, 2016. The warrants will become exercisable on the later of September 1, 2014 or the date that a registration statement has been filed with and declared effective by the SEC with respect to the issuance of the common stock underlying the warrants. The warrants will be subject to redemption at the option of the Company at $0.001 per warrant upon not less than thirty days’ notice to the holders.

Series D Preferred Stock

During the nine months ended September 30, 2013, the Company issued under an at-the-market ("ATM") sales agreement 216,068 shares of its Series D Preferred Stock with a liquidation preference of $50.00 per share for net proceeds of approximately $9.6 million, which included sales agent commissions and other issuance costs of approximately $1.2 million.

The Series D Preferred Stock cannot be converted into common stock of the Company but may be redeemed by the Company, at the Company’s option, on or after March 14, 2014, for its liquidation preference of $50.00 per share (plus accrued and unpaid dividends) or, in certain circumstances, prior to such date as a result of a change in control of the Company.

Series E Preferred Stock

Each share of the Company's Series E Preferred Stock has a stated liquidation preference of $25,000 and a dividend rate of 8.0% per annum, based on stated liquidation preference, is convertible at the option of the holder into a number of shares of the Company’s common stock equal to the stated liquidation preference, plus accrued and unpaid dividends, divided by a conversion price of $8.50 per share (subject to anti-dilution adjustments in the case of stock dividends, stock splits and combinations of shares), and is redeemable by the Company under certain circumstances.  The Series E Preferred Stock is junior to the Company’s Series C Preferred Stock and Series D Preferred Stock in respect of dividends and distributions upon liquidation.  Each Depositary Share is a 1/1000th interest in a share of Series E Preferred Stock.  Accordingly, the Depositary Shares have a stated liquidation preference of $25.00 per share and a dividend rate of 8.0% per annum, based on stated liquidation preference, are similarly convertible at the option of the holder into a number of shares of the Company’s common stock equal to the stated liquidation preference, plus accrued and unpaid dividends, divided by a conversion price of $8.50 per share, subject to corresponding anti-dilution adjustments, and are redeemable by the Company under certain circumstances.

During the nine months ended September 30, 2013, the Company issued under an ATM sales agreement an 27,906 Depositary Shares, each representing a 1/1,000th interest in a share of the Company’s Series E Preferred Stock. The Depositary Shares were sold to the public at an average price of $24.24 per Depositary Share, and net proceeds to the Company were $590,000 after deducting sales agent commissions and other issuance costs.

Preferred Dividends Incurred

A summary of the Company's preferred dividends for the three and nine months ended September 30, 2013 and 2012 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Dividend on Eureka Hunter Holdings Series A Preferred Units	$3,771	$2,718	$10,441	$5,086
Accretion of the carrying value of the Eureka Hunter Holdings Series A Preferred Units	1,826	1,307	4,990	2,415
Dividend on Series C Preferred Stock	2,562	2,562	7,686	7,686
Dividend on Series D Preferred Stock	4,424	3,233	13,231	7,493
Dividend on Series E Preferred Stock	1,834	—	5,686	—
Total dividends on Preferred Stock	$14,417	$9,820	$42,034	$22,680

NOTE 10 - REDEEMABLE PREFERRED STOCK

Eureka Hunter Holdings Series A Preferred Units

On March 21, 2012, Eureka Hunter Holdings entered into a Series A Convertible Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with Magnum Hunter and Ridgeline Midstream Holdings, LLC (“Ridgeline”), an affiliate of ArcLight Capital Partners, LLC ("ArcLight"). Pursuant to this Unit Purchase Agreement, Ridgeline committed, subject to certain conditions, to purchase up to $200.0 million of Series A Convertible Preferred Units, representing membership interests of Eureka Hunter Holdings (the “Series A Preferred Units”), of which $179.8 million had been purchased as of September 30, 2013.

During the nine months ended September 30, 2013, Eureka Hunter Holdings issued 1,400,000 Series A Preferred Units to Ridgeline for net proceeds of $27.4 million, net of transaction costs. The Series A Preferred Units outstanding at September 30, 2013 represented 40.6% of the ownership of Eureka Hunter Holdings on a basis as converted to Class A Common Units of Eureka Hunter Holdings.

During the nine months ended September 30, 2013, Eureka Hunter Holdings issued 318,335 Series A Preferred Units as payment of $6.4 million in distributions paid-in-kind to holders of the Series A Preferred Units. The fair value of the embedded derivative feature of the outstanding Eureka Hunter Holdings Series A Preferred Units was determined to be $75.2 million at September 30, 2013.

Dividend expense included accretion of the Eureka Hunter Holdings Series A Preferred Units of $1.8 million and $5.0 million for the three and nine months ended September 30, 2013, and $1.3 million and $2.4 million for the three and nine months ended September 30, 2012.

NOTE 11 - TAXES

The Company's income tax benefit from continuing operations for the three and nine months ended September 30, 2013 and 2012 was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Deferred	(3,255)	1,983	40,944	9,143
Income tax benefit	$(3,255)	$1,983	$40,944	$9,143

We recognize deferred income taxes for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. The valuation allowance will continue to be recognized until the realization of future deferred tax benefits is more likely than not to be utilized. The Company files income tax returns in the U.S., various states and Canada. As of September 30, 2013, no adjustments have been proposed by any tax jurisdiction that would have a significant impact on the Company's liquidity, future results of operations or financial position.
For the nine months ended September 30, 2013, the parent company, Magnum Hunter Resources, Inc. (“MHR”) provided $17.4 million of deferred U.S. income tax expense in discontinued operations related to income and gains included in discontinued operations related to the Eagle Ford Hunter sale and the MHP losses from discontinued operations.  A deferred Canadian income tax benefit of $17.2 million was also recorded in discontinued operations to recognize the Canadian tax benefits related to WHI Canada’s losses. Because MHR carries a full valuation allowance against its net U.S. deferred tax assets, MHR recognized in continuing operations, a deferred U.S. tax benefit to offset the deferred U.S. tax expense charged to discontinued operations.  Additionally, WHI, which files a separate U.S. tax return, recorded a $23.6 million U.S. deferred tax benefit related to its disposition of its Oasis Assets and expected losses. MHR maintains a full valuation allowance on its nets deferred income tax assets and there was no change in the beginning of year valuation allowance.

NOTE 12 - RELATED PARTY TRANSACTIONS

The following table sets forth the related party transaction activities for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
GreenHunter
Salt water disposal (1)	$623	$618	$2,069	$1,600
Equipment rental (1)	95	244	167	875
Interest Income from Note Receivable (2)	51	55	159	110
Dividends earned from Series C shares	73	55	165	136
Loss on investments (2)	(24)	97	653	299
Pilatus Hunter, LLC
Airplane rental expenses (3)	26	—	94	81
Alpha Hunter Drilling
Drilling Revenue (4)		359		359
Executive of the Company
Corporate apartment rental (5)	—	5	—	23

_________________________________

(1)
GreenHunter is an entity of which Gary C. Evans, the Company's Chairman and CEO, is the Chairman, a major shareholder and former CEO; of which David Krueger, the Company's former Chief Accounting Officer and Senior Vice President, is the former Chief Financial Officer; and of which Ronald D. Ormand, the Company’s former Chief Financial Officer and Executive Vice President, is a former director. Eagle Ford Hunter received, and Triad Hunter and Viking International Resources, Inc. ("Virco"), wholly-owned subsidiaries of the Company, receive services related to brine water and rental equipment from GreenHunter and its affiliated companies, White Top Oilfield Construction, LLC and Black Water Services, LLC. The Company believes that such services were and are provided at competitive market rates and were and are comparable to, or more attractive than, rates that could be obtained from unaffiliated third party suppliers of such services. Prepaid expenses from GreenHunter were $64,748 and $0 at September 30, 2013 and December 31, 2012, respectively. The Company had net accounts payable to GreenHunter of $11,541 and $0 at September 30, 2013 and December 31, 2012, respectively.

(2)
On February 17, 2012, the Company sold its wholly-owned subsidiary, Hunter Disposal, to GreenHunter Water, LLC ("GreenHunter Water"), a wholly-owned subsidiary of GreenHunter.  The Company recognized an embedded derivative asset resulting from the conversion option under the convertible promissory note it received as partial consideration for the sale. The fair market value of the derivative asset was $79,000, and $264,000 at September 30, 2013 and December 31, 2012, respectively.  See "Note 3 - Fair Value of Financial Instruments" for additional information. The Company has recorded interest income as a result of the note receivable from GreenHunter. Also as a result of this transaction, the Company has an equity method investment in GreenHunter that is included in derivatives and other long term assets and an available for sale investment in GreenHunter included in investments.

(3)
The Company rented an airplane for business use for certain members of Company management at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses are recorded in general and administrative expense.

(4)	Alpha Hunter Drilling, LLC ("Alpha Hunter Drilling"), a wholly-owned subsidiary of the Company, performed drilling operations for GreenHunter for a fee.

(5)
During the three and nine months ended September 30, 2012, the Company paid rent under a lease for a Houston, Texas corporate apartment from an executive of the Company, which apartment was used by other Company employees when in Houston for Company business.  The lease terminated in May 2012.

In connection with the sale of Hunter Disposal, Triad Hunter entered into agreements with Hunter Disposal and GreenHunter Water for wastewater hauling and disposal capacity in Kentucky, Ohio, and West Virginia and a five-year tank rental agreement with GreenHunter Water.  See "Note 5 - Divestitures and Discontinued Operations" for additional information.

Mr. Evans, the Company's Chairman and Chief Executive Officer, was a 4.0% limited partner in TransTex Gas Services, LP ("TransTex Gas"). This limited partnership received total consideration of 622,641 Class A Common Units of Eureka Hunter Holdings and cash of $46.0 million upon the Company's acquisition of certain of its assets. This includes units issued in accordance with the agreement of Eureka Hunter Holdings and TransTex Gas to provide the limited partners of TransTex Gas the opportunity to purchase additional Class A Common Units of Eureka Hunter Holdings in lieu of a portion of the cash distribution they would otherwise receive. Certain limited partners purchased such units, including Mr. Evans, who purchased 27,641 Class A Common Units of Eureka Hunter Holdings for $553,000 which was the same purchase price equivalent offered to all TransTex investors.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Agreement to Purchase Utica Shale Acreage

On August 12, 2013, Triad Hunter entered into an asset purchase agreement, with MNW. MNW is an Ohio limited liability company that represents an informal association of various land owners, lessees and sub-lessees of mineral acreage who own or have rights in mineral acreage located in Monroe, Noble and/or Washington Counties, Ohio. Pursuant to the purchase agreement, Triad Hunter has agreed to acquire from MNW up to 32,000 net mineral acres, including currently leased and subleased acreage, located in such counties, over the next 10 months or possibly longer, subject to certain conditions. On October 7, 2013, Triad Hunter purchased 1,156.14 net leasehold acres for $4.9 million from MNW. On October 31, 2013, Triad Hunter purchased an additional 2,050.40 net leasehold acres for $8.7 million from MNW.

Legal Proceedings

On April 24, 2013, Horace Carvalho, individually and on behalf of all other persons similarly situated, filed a class action complaint in the U.S. District Court, Southern District of Texas, against the Company and certain of its officers, one of whom also currently serves as a director. Several substantially similar putative class actions have been filed in the Southern District of New York and in the Southern District of Texas. All such cases are collectively referred to as the "Securities Cases". The cases filed in the Southern District of Texas have since been dismissed, but the cases in the Southern District of New York have been consolidated and remain ongoing. The complaints in the Securities Cases allege that the Company made certain false or misleading statements in its filings with the SEC, including statements related to the Company's internal and financial controls, the calculation of non-cash share-based compensation expense, the late filing of the Company's 2012 Form 10-K, the dismissal of Magnum Hunter's previous independent registered accounting firm, and other matters identified in the Company's April 16, 2013 Form 8-K, as amended. The complaints demand that the defendants pay unspecified damages to the class action plaintiffs, including damages allegedly caused by the decline in the Company's stock price between February 22, 2013 and April 22, 2013. The Company and the individual defendants intend to vigorously defend the Securities Cases. It is possible that additional putative class action suits could be filed over these events.

On June 27, 2013, Timothy Bassett filed a shareholder derivative suit in the Southern District of Texas on behalf of the Company against the Company’s directors and senior officers. On September 16, 2013, Joseph Vitellone was substituted as plaintiff in the Bassett action. Several substantially similar putative derivative suits have been filed in the 151st District Court of Harris County, Texas, in the Southern District of New York and in the District of Delaware. These suits are collectively referred to as the Derivative Cases. The Derivative Cases assert that the individual defendants unjustly enriched themselves and breached their fiduciary duties to the Company by publishing allegedly false and misleading statements to the Company's investors regarding the Company's business and financial position and results, and allegedly failing to maintain adequate internal controls. The complaints demand that the defendants pay unspecified damages to the Company, including damages allegedly sustained by the Company as a result of the alleged breaches of fiduciary duties by the defendants, as well as disgorgement of profits and benefits obtained by the defendants, and reasonable attorneys', accountants' and experts' fees and costs to the plaintiff. The Derivative Cases are in their preliminary stages. It is possible that additional shareholder derivative suits could be filed over these events.

In addition, the Company received several demand letters from shareholders seeking books and records relating to the allegations in the Securities Cases and the Derivative Cases under Section 220 of the Delaware General Corporation Law.  On September 17, 2013, Anthony Scavo, who is one of the shareholders that made a demand, filed a books and records action in the Delaware Court of Chancery pursuant to Section 220 of the Delaware General Corporation Law (the “Scavo Action”).  The Scavo Action seeks various books and records relating to the claims in the Securities Cases and the Derivative Cases, as well as costs and attorneys’ fees.  The Company has filed an answer in the Scavo Action.  It is possible that additional, similar actions may be filed and that similar shareholder demands could be made.

The Company believes that these claims are covered by the terms of its directors' and officers' insurance policies, and that the coverage available under these insurance policies will be adequate to cover the costs of these claims, including professional fees and other defense costs. However, the Company cannot provide any assurances regarding the foregoing, and refers you to the risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2012, as such risk factors have been updated in the Form S-4 Registration Statement, including the risk factor entitled "A pending SEC inquiry and pending third-party litigation may divert the attention of management and other important resources, may expose us to negative publicity and could have a material adverse effect on our business, financial condition, results of operations and cash flows."

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

The following summarizes cash paid (received) for interest and income taxes, as well as non-cash investing transactions:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash paid for interest	$38,225	$13,185
Cash paid for taxes	$1,200	$—
Non-cash transactions
Common stock issued for acquisitions	$—	$1,902
Common stock issued for 401k matching contributions	$1,192	$874
Non-cash consideration received from sale of assets	$—	$7,706
Change in accrued capital expenditures	$(5,742)	$10,722
Non-cash additions to asset retirement obligation	$2,089	$182
Eureka Hunter Holdings, LLC Series A convertible preferred unit dividends paid in kind	$6,367	$1,658
Eureka Hunter Holdings, LLC Class A common units issued for an acquisition	$—	$12,453

NOTE 15 - SEGMENT REPORTING

U.S. Upstream, Midstream and Oilfield Services represent the operating segments of the Company.  As of September 30, 2013 the Canadian Upstream segment, comprised of the WHI Canada operations, was classified as assets held for sale and discontinued operations. The factors used to identify these reportable segments are based on the nature of the operations, nationality, operating strategies and management expertise involved in each.  The Upstream segments are organized and operate to explore for and produce crude oil and natural gas within the geographic boundaries of the U.S. and Canada. The Midstream segment markets natural gas and operates a network of pipelines and compression stations that gather natural gas and NGL for transportation to market. The Oilfield Services segment provides drilling services to oil and natural gas exploration and production companies. Midstream and Oilfield Services customers are the Company's subsidiaries and other third-party oil and natural gas companies.

The following tables set forth operating activities by segment for the three and nine months ended September 30, 2013 and 2012, respectively.

	As of and for the Three Months Ended September 30, 2013
	U.S. Upstream	Canadian Upstream	Midstream and Marketing	Oilfield Services	Corporate Unallocated	Inter-segment Eliminations	Total
	(in thousands)
Revenues
Oil and natural gas sales	$54,018	$—	$—	$—	$—	$—	$54,018
Gas transportation, gathering, processing, and marketing	—	—	14,618	—	—	(2,073)	12,545
Oilfield services	—	—	—	6,448	—	(25)	6,423
Other revenue	46	—	—	—	—	—	46
Total revenue	54,064	—	14,618	6,448	—	(2,098)	73,032
Expenses
Lease operating expenses	17,217	—	—	—	—	(2,072)	15,145
Severance taxes and marketing	5,465	—	—	—	—	—	5,465
Exploration and abandonments	40,123	—	—	—	—	—	40,123
Impairment of proved oil and gas properties	—	—	—	—	—	—	—
Gas transportation, gathering, processing, and marketing	—	—	8,985	—	—	—	8,985
Oilfield services	—	—	—	4,552	—	(25)	4,527
Depletion, depreciation, amortization and accretion	24,400	—	3,173	720	—	—	28,293
Loss on sale of assets, net	40,952	—	—	—	—	—	40,952
General and administrative	6,055	—	2,156	379	11,455	2,173	22,218
Total expenses	134,212	—	14,314	5,651	11,455	76	165,708
Interest income	35	—	—	—	1,183	(1,184)	34
Interest expense	(1,734)	—	(1,177)	(141)	(16,109)	3,472	(15,689)
Gain (loss) on derivative contracts,(net)	26	—	(15,368)	—	(14,211)	—	(29,553)
Other income (expense)	245	—	(27)	—	8,322	—	8,540
Total other income (expense)	(1,428)	—	(16,572)	(141)	(20,815)	2,288	(36,668)
Income (loss) from continuing operations before income tax	(81,576)	—	(16,268)	656	(32,270)	114	(129,344)
Income tax benefit (expense)	9,417	926	—	—	(13,598)	—	(3,255)
Net income (loss) from continuing operations	(72,159)	926	(16,268)	656	(45,868)	114	(132,599)
Loss from discontinued operations, net of tax	(6,245)	(77,220)	—	—	3,025	(114)	(80,554)
Loss on sale of discontinued operations, net of tax	(28,813)	(55,641)	—	—	—	—	(84,454)
Net income (loss)	$(107,217)	$(131,935)	$(16,268)	$656	$(42,843)	$—	$(297,607)

Total segment assets	$1,406,515	$106,438	$269,692	$42,648	$62,182	$(1,659)	$1,885,816

	As of and for the Three Months Ended September 30, 2012
	U.S. Upstream	Canadian Upstream	Midstream and Marketing	Oilfield Services	Corporate Unallocated	Inter-segment Eliminations	Total
	(in thousands)
Revenues
Oil and natural gas sales	$29,983	$—	$—	$—	$—	$—	$29,983
Gas transportation, gathering, processing, and marketing	—	—	5,058	—	—	—	5,058
Oilfield services	—	—	—	3,533	—	(2,029)	1,504
Other revenue	(172)	—	8	—	—	—	(164)
Total revenue	29,811	—	5,066	3,533	—	(2,029)	36,381
Expenses
Lease operating expenses	7,309	—	—	—	—	(1,209)	6,100
Severance taxes and marketing	2,530	—	—	—	—	—	2,530
Exploration and abandonments	3,299	—	—	—	—	—	3,299
Gas transportation, gathering and processing	—	—	2,288	—	—	—	2,288
Oilfield services	—	—	—	3,716	—	(350)	3,366
Depletion, depreciation, amortization and accretion	13,715	—	1,195	236	—	—	15,146
(Gain) loss on sale of assets, net	$(13)	$—	$—	$341	$—	$—	328
General and administrative	3,061	—	958	145	8,058	—	12,222
Total expenses	29,901	—	4,441	4,438	8,058	(1,559)	45,279
Interest income	140	—	—	—	2,137	(2,145)	132
Interest expense	(1,931)	—	(1,671)	(63)	(12,885)	2,145	(14,405)
Gain (loss) on derivative contracts, (net)	80	—	5,340	—	(15,571)	—	(10,151)
Other income (expense)	37	—	(10)	—	—	—	27
Total other income (expense)	(1,674)	—	3,659	(63)	(26,319)	—	(24,397)
Income (loss) from continuing operations before income tax	(1,764)	—	4,284	(968)	(34,377)	(470)	(33,295)
Income tax benefit (expense)	2,988	(1,005)	—	—	—	—	1,983
Net income (loss) from continuing operations	1,224	(1,005)	4,284	(968)	(34,377)	(470)	(31,312)
Income (loss) from discontinued operations, net of tax	2,758	(3,860)	—	—	—	—	(1,102)
Loss on sale of discontinued operations, net of tax	—	—	—	—	—	—	—
Net income (loss)	$3,982	$(4,865)	$4,284	$(968)	$(34,377)	$(470)	$(32,414)

Total segment assets	$1,411,720	$275,066	$182,144	$15,120	$51,677	$(1,759)	$1,933,968

	As of and for the Nine Months Ended September 30, 2013
	U.S. Upstream	Canadian Upstream	Midstream and Marketing	Oilfield Services	Corporate Unallocated	Inter-segment Eliminations	Total
	(in thousands)
Oil and natural gas sales	$138,242	$—	$—	$—	$—	$—	$138,242
Gas transportation, gathering, processing, and marketing	—	—	48,071	—	—	(5,656)	42,415
Oilfield services	—	—	—	13,872	—	(144)	13,728
Other revenue	788	—	—	1	—	—	789
Total revenue	139,030	—	48,071	13,873	—	(5,800)	195,174
Lease operating expenses	43,720	—	—	—	—	(5,693)	38,027
Severance taxes and marketing	12,313	—	—	—	—	—	12,313
Exploration and abandonments	73,402	—	—	—	—	—	73,402
Impairment of proved oil and natural gas properties	9,968	—	—	—	—	—	9,968
Gas transportation, gathering, processing, and marketing	—	—	35,830	—	—	—	35,830
Oilfield services	—	—	—	12,034	—	(106)	11,928
Depletion, depreciation, amortization and accretion	61,235	—	9,142	1,579	—	—	71,956
Loss on sale of assets, net	42,112	—	—	4	—	—	42,116
General and administrative	11,158	—	5,446	850	38,932	2,173	58,559
Total expenses	253,908	—	50,418	14,467	38,932	(3,626)	354,099
Interest income	171	—	—	—	3,987	(3,986)	172
Interest expense	(5,802)	—	(3,215)	(372)	(50,088)	6,274	(53,203)
Gain (loss) on derivative contracts, (net)	(185)	—	(20,808)	—	(9,651)	—	(30,644)
Other income (expense)	(324)	—	(238)	—	8,422	—	7,860
Total other income (expense)	(6,140)	—	(24,261)	(372)	(47,330)	2,288	(75,815)
Loss from continuing operations before income tax	(121,018)	—	(26,608)	(966)	(86,262)	114	(234,740)
Income tax benefit (expense)	12,597	—	—	—	28,347	—	40,944
Net loss from continuing operations	(108,421)	—	(26,608)	(966)	(57,915)	114	(193,796)
Income (loss) from discontinued operations, net of tax	12,516	(78,429)	—	—	(5,428)	(114)	(71,455)
Gain (loss) on sale of discontinued operations, net of tax	143,639	(55,641)	—	—	—	—	87,998
Net income (loss)	$47,734	$(134,070)	$(26,608)	$(966)	$(63,343)	$—	$(177,253)
							—
Total segment assets	$1,406,515	$106,438	$269,692	$42,648	$62,182	$(1,659)	$1,885,816

	As of and for the Nine Months Ended September 30, 2012
	U.S. Upstream	Canadian Upstream	Midstream and Marketing	Oilfield Services	Corporate Unallocated	Inter-segment Eliminations	Total
	(in thousands)
Oil and natural gas sales	$78,532	$—	$—	$—	$—	$—	$78,532
Gas transportation, gathering, processing, and marketing	—	—	10,418	—	—	—	10,418
Oilfield services	—	—	—	9,793	—	(3,675)	6,118
Other revenue	(169)	—	25	—	—	—	(144)
Total revenue	78,363	—	10,443	9,793	—	(3,675)	94,924
Lease operating expenses	21,145	—	—	—	—	(2,854)	18,291
Severance taxes and marketing	6,618	—	—	—	—	—	6,618
Exploration and abandonments	18,143	—	—	—	—	—	18,143
Gas transportation, gathering, processing, and marketing	—	—	4,379	—	—	—	4,379
Oilfield services	—	—	—	7,283	—	(350)	6,933
Depletion, depreciation, amortization and accretion	38,662	—	2,853	684	—	—	42,199
(Gain) loss on sale of assets, net	(88)			616			528
General and administrative	5,954	—	2,065	251	29,956	—	38,226
Total expenses	90,434	—	9,297	8,834	29,956	(3,204)	135,317
Interest income	169	—	—	—	2,192	(2,145)	216
Interest expense	(3,461)	—	(4,678)	(221)	(34,380)	2,145	(40,595)
Gain (loss) on derivative contracts, (net)	185	—	3,990	—	4,881	—	9,056
Other income (expense)	102	—	(12)	—	—	—	90
Total other income (expense)	(3,005)	—	(700)	(221)	(27,307)	—	(31,233)
Income (loss) from continuing operations before income tax	(15,076)	—	446	738	(57,263)	(471)	(71,626)
Income tax benefit	10,155	(1,012)	—	—	—	—	9,143
Net income (loss) from continuing operations	(4,921)	(1,012)	446	738	(57,263)	(471)	(62,483)
Income (loss) from discontinued operations	6,997	(4,519)	—	354	—	—	2,832
Gain on sale of discontinued operations	—	—	—	2,224	—	—	2,224
Net income (loss)	$2,076	$(5,531)	$446	$3,316	$(57,263)	$(471)	$(57,427)

Total segment assets	$1,411,720	$275,066	$182,144	$15,120	$51,677	$(1,759)	$1,933,968

NOTE 16 - CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

Senior Notes

Certain of the Company’s subsidiaries, including Alpha Hunter Drilling, Bakken Hunter, LLC, Eagle Ford Hunter (through April 24, 2013), Hunter Aviation, LLC, Hunter Real Estate, LLC, Magnum Hunter Marketing, LLC, Magnum Hunter Production, Inc., Magnum Hunter Resources, GP, LLC, Magnum Hunter Resources, LP, NGAS Gathering, LLC, NGAS Hunter, LLC, PRC Williston, Triad Hunter, Williston Hunter, Inc., Williston Hunter ND, LLC, and Virco (collectively, "Guarantor Subsidiaries"), have guaranteed, on a joint and several, and senior unsecured, basis, the obligations of the Company under all the Senior Notes issued under the indenture entered into by the Company on May 16, 2012, as supplemented.

Condensed consolidating financial information for Magnum Hunter Resources Corporation, the Guarantor Subsidiaries and the other subsidiaries of the Company (the “Non Guarantor Subsidiaries”) as of September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012, are as follows:

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Balance Sheets
(in thousands)

	As of September 30, 2013
	Magnum Hunter Resources Corporation	PRC Williston, LLC	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
ASSETS
Current assets	$35,827	$1,555	$81,644	$41,787	$(1,659)	$159,154
Intercompany accounts receivable	838,399	—	—	—	(838,399)	—
Property and equipment (using successful efforts method of accounting)	7,516	16,921	1,242,456	205,058	—	1,471,951
Investment in subsidiaries	460,903	—	102,259	64,423	(627,585)	—
Assets held for sale and other	18,838	—	110,535	125,338	—	254,711
Total Assets	$1,361,483	$18,476	$1,536,894	$436,606	$(1,467,643)	$1,885,816

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$69,615	$2,924	$158,674	$23,393	$(1,694)	$252,912
Intercompany accounts payable	—	61,314	707,801	69,252	(838,367)	—
Long-term liabilities	691,298	1,351	75,332	126,958	—	894,939
Redeemable preferred stock	100,000	—	—	128,871	—	228,871
Shareholders' equity (deficit)	500,570	(47,113)	595,087	88,132	(627,582)	509,094
Total Liabilities and Shareholders' Equity	$1,361,483	$18,476	$1,536,894	$436,606	$(1,467,643)	$1,885,816

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Balance Sheets
(in thousands)

	As of December 31, 2012
	Magnum Hunter Resources Corporation	PRC Williston, LLC	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
ASSETS
Current assets	$63,167	$703	$60,552	$111,126	$(31,229)	$204,319
Intercompany accounts receivable	803,834	—	—	—	(803,834)	—
Property and equipment (using successful efforts method of accounting)	9,596	18,257	1,276,467	620,093	—	1,924,413
Investment in subsidiaries	763,856	—	101,341	102,354	(967,551)	—
Other assets	20,849	—	5,451	43,600	—	69,900
Total Assets	$1,661,302	$18,960	$1,443,811	$877,173	$(1,802,614)	$2,198,632

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$28,503	$2,291	$117,511	$125,727	$(30,376)	$243,656
Intercompany accounts payable	—	58,966	508,254	236,636	(803,856)	—
Long-term liabilities	831,286	1,274	97,271	112,615	—	1,042,446
Redeemable preferred stock	100,000	—	—	100,878	—	200,878
Shareholders' equity (deficit)	701,513	(43,571)	720,775	301,317	(968,382)	711,652
Total Liabilities and Shareholders' Equity	$1,661,302	$18,960	$1,443,811	$877,173	$(1,802,614)	$2,198,632

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Statements of Operations
(in thousands)

	Three Months Ended September 30, 2013
	Magnum Hunter Resources Corporation	PRC Williston, LLC	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Revenues	$29	$2,020	$66,203	$6,877	$(2,097)	$73,032
Expenses	35,351	2,876	142,373	23,988	(2,212)	202,376
Loss from continuing operations before equity in net income of subsidiaries	(35,322)	(856)	(76,170)	(17,111)	115	(129,344)
Equity in net income of subsidiaries	(236,767)	—	163	(28,543)	265,147	—
Loss from continuing operations before income tax	(272,089)	(856)	(76,007)	(45,654)	265,262	(129,344)
Income tax benefit (expense)	(13,598)	—	9,400	943	—	(3,255)
Loss from continuing operations	(285,687)	(856)	(66,607)	(44,711)	265,262	(132,599)
Income from discontinued operations, net of tax	3,027	—	16,396	(99,862)	(115)	(80,554)
Gain on sale of discontinued operations, net of tax	(19,704)	—	(9,109)	(55,641)	—	(84,454)
Net income (loss)	(302,364)	(856)	(59,320)	(200,214)	265,147	(297,607)
Net loss attributable to non-controlling interest	—	—	—	—	725	725
Net loss attributable to Magnum Hunter Resources Corporation	(302,364)	(856)	(59,320)	(200,214)	265,872	(296,882)
Dividends on preferred stock	(8,820)	—	—	(5,597)	—	(14,417)
Net income (loss) attributable to common shareholders	$(311,184)	$(856)	$(59,320)	$(205,811)	$265,872	$(311,299)
	Three Months Ended September 30, 2012
	Magnum Hunter Resources Corporation	PRC Williston, Inc.	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Revenues	$169	$1,876	$31,833	$4,533	$(2,030)	$36,381
Expenses	33,996	2,348	34,347	544	(1,559)	69,676
Income (loss) from continuing operations before equity in net income of subsidiaries	(33,827)	(472)	(2,514)	3,989	(471)	(33,295)
Equity in net income of subsidiaries	(1,819)	—	—	(2,691)	4,510	—
Income (loss) from continuing operations before income tax	(35,646)	(472)	(2,514)	1,298	4,039	(33,295)
Income tax benefit	—	—	301	1,682	—	1,983
Income (loss) from continuing operations	(35,646)	(472)	(2,213)	2,980	4,039	(31,312)
Income (loss) from discontinued operations, net of tax	—	—	(2,203)	1,101	—	(1,102)
Gain on sale of discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	(35,646)	(472)	(4,416)	4,081	4,039	(32,414)
Net income attributable to non-controlling interest	—	—	—	—	(49)	(49)
Net income (loss) attributable to Magnum Hunter Resources Corporation	(35,646)	(472)	(4,416)	4,081	3,990	(32,463)
Dividends on preferred stock	(5,795)	—	—	(4,025)	—	(9,820)
Net income (loss) attributable to common shareholders	$(41,441)	$(472)	$(4,416)	$56	$3,990	$(42,283)

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Statements of Operations
(in thousands)

	Nine Months Ended September 30, 2013
	Magnum Hunter Resources Corporation	PRC Williston, Inc.	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Revenues	$(134)	$5,315	$175,630	$20,162	$(5,799)	$195,174
Expenses	91,559	8,857	288,658	46,754	(5,914)	429,914
Loss from continuing operations before equity in net income of subsidiaries	(91,693)	(3,542)	(113,028)	(26,592)	115	(234,740)
Equity in net income of subsidiaries	(274,930)	—	(479)	(37,930)	313,339	—
Loss from continuing operations before income tax	(366,623)	(3,542)	(113,507)	(64,522)	313,454	(234,740)
Income tax benefit	28,347	—	12,600	(3)	—	40,944
Loss from continuing operations	(338,276)	(3,542)	(100,907)	(64,525)	313,454	(193,796)
Income from discontinued operations, net of tax	(5,426)	—	12,530	(78,444)	(115)	(71,455)
Gain on sale of discontinued operations, net of tax	152,748	—	(9,109)	(55,641)	—	87,998
Net income (loss)	(190,954)	(3,542)	(97,486)	(198,610)	313,339	(177,253)
Net loss attributable to non-controlling interest	—		—	—	1,614	1,614
Net loss attributable to Magnum Hunter Resources Corporation	(190,954)	(3,542)	(97,486)	(198,610)	314,953	(175,639)
Dividends on preferred stock	(26,603)	—	—	(15,431)	—	(42,034)
Net income (loss) attributable to common shareholders	$(217,557)	$(3,542)	$(97,486)	$(214,041)	$314,953	$(217,673)
	Nine Months Ended September 30, 2012
	Magnum Hunter Resources Corporation	PRC Williston, Inc.	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Revenues	$630	$6,065	$81,721	$10,183	$(3,675)	$94,924
Expenses	56,379	7,923	95,211	10,241	(3,204)	166,550
Income (loss) from continuing operations before equity in net income of subsidiaries	(55,749)	(1,858)	(13,490)	(58)	(471)	(71,626)
Equity in net income of subsidiaries	(6,847)	—		(8,573)	15,420	—
Income (loss) from continuing operations before income tax	(62,596)	(1,858)	(13,490)	(8,631)	14,949	(71,626)
Income tax benefit	—	—	3,620	5,523	—	9,143
Income (loss) from continuing operations	(62,596)	(1,858)	(9,870)	(3,108)	14,949	(62,483)
Income from discontinued operations, net of tax	—	—	(5,111)	7,943	—	2,832
Gain on sale of discontinued operations, net of tax	—	—	2,224	—	—	2,224
Net income (loss)	(62,596)	(1,858)	(12,757)	4,835	14,949	(57,427)
Net income attributable to non-controlling interest	—	—	—	—	(71)	(71)
Net income (loss) attributable to Magnum Hunter Resources Corporation	(62,596)	(1,858)	(12,757)	4,835	14,878	(57,498)
Dividends on preferred stock	(15,179)	—	—	(7,501)	—	(22,680)
Net income (loss) attributable to common shareholders	$(77,775)	$(1,858)	$(12,757)	$(2,666)	$14,878	$(80,178)

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30, 2013
	Magnum Hunter Resources Corporation	PRC Williston, LLC	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Net income (loss)	$(302,364)	$(856)	$(59,320)	$(200,214)	$265,147	(297,607)
Foreign currency translation loss	—	—	—	3,856	—	3,856
Unrealized gain (loss) on available for sale securities	3,562	—	173	—	—	3,735
Amounts reclassified from accumulated other comprehensive income	(8,262)	—	—	—	—	(8,262)
Comprehensive income (loss)	(307,064)	(856)	(59,147)	(196,358)	265,147	(298,278)
Comprehensive loss attributable to non-controlling interest	—	—	—	—	725	725
Comprehensive income (loss) attributable to Magnum Hunter Resources Corporation	$(307,064)	$(856)	$(59,147)	$(196,358)	$265,872	(297,553)

	Three Months Ended September 30, 2012
	Magnum Hunter Resources Corporation	PRC Williston, LLC	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Net income (loss)	$(35,646)	$(472)	$(4,416)	$4,081	$4,039	(32,414)
Foreign currency translation loss	—	—	—	7,245	—	7,245
Unrealized gain (loss) on available for sale securities	—	—	(35)	—	—	(35)
Comprehensive income (loss)	(35,646)	(472)	(4,451)	11,326	4,039	(25,204)
Comprehensive income attributable to non-controlling interest	—	—	—	—	(49)	(49)
Comprehensive income (loss) attributable to Magnum Hunter Resources Corporation	$(35,646)	(472)	(4,451)	11,326	3,990	(25,253)

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
(in thousands)

	Nine Months Ended September 30, 2013
	Magnum Hunter Resources Corporation	PRC Williston, LLC	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Net income (loss)	(190,954)	(3,542)	(97,486)	(198,610)	313,339	(177,253)
Foreign currency translation loss	—	—	—	(7,943)	—	(7,943)
Unrealized gain (loss) on available for sale securities	8,262	—	(78)	—	—	8,184
Amounts reclassified from accumulated other comprehensive income	(8,262)	—	—	—	—	(8,262)
Comprehensive income (loss)	(190,954)	(3,542)	(97,564)	(206,553)	313,339	(185,274)
Comprehensive loss attributable to non-controlling interest	—	—	—	—	1,614	1,614
Comprehensive income (loss) attributable to Magnum Hunter Resources Corporation	(190,954)	(3,542)	(97,564)	(206,553)	314,953	(183,660)

	Nine Months Ended September 30, 2012
	Magnum Hunter Resources Corporation	PRC Williston, LLC	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Net income (loss)	(62,596)	(1,858)	(12,757)	4,835	14,949	(57,427)
Foreign currency translation loss	—	—	—	6,628	—	6,628
Unrealized gain (loss) on available for sale securities	—	—	(301)	—	—	(301)
Comprehensive income (loss)	(62,596)	(1,858)	(13,058)	11,463	14,949	(51,100)
Comprehensive income attributable to non-controlling interest	—	—	—	—	(71)	(71)
Comprehensive income (loss) attributable to Magnum Hunter Resources Corporation	(62,596)	(1,858)	(13,058)	11,463	14,878	(51,171)

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30, 2013
	Magnum Hunter Resources Corporation	PRC Williston, LLC	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Cash flow from operating activities	$(264,051)	$882	$236,112	$106,254	$—	$79,197
Cash flow from investing activities	422,056	(882)	(245,179)	(131,172)	—	44,823
Cash flow from financing activities	(152,265)	—	2,105	23,893	—	(126,267)

Effect of exchange rate changes on cash	—	—	—	(93)	—	(93)
Net increase (decrease) in cash	5,740	—	(6,962)	(1,118)	—	(2,340)

Cash at beginning of period	26,872	—	(4,187)	34,938	—	57,623

Cash at end of period	$32,612	$—	$(11,149)	$33,820	$—	$55,283

	Nine Months Ended September 30, 2012
	Magnum Hunter Resources Corporation	PRC Williston, LLC	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Cash flow from operating activities	$(304,365)	$48	$209,620	$141,516	$—	$46,819
Cash flow from investing activities	(308,625)	(48)	(207,814)	(277,200)	—	(793,687)
Cash flow from financing activities	612,579	—	(2,346)	143,928	—	754,161

Effect of exchange rate changes on cash				(146)	—	(146)
Net increase (decrease) in cash	(411)	—	(540)	8,098	—	7,147
Cash at beginning of period	18,758	—	(546)	(3,361)	—	14,851

Cash at end of period	$18,347	$—	$(1,086)	$4,737	$—	$21,998

NOTE 17 - SUBSEQUENT EVENTS

Purchase of Utica Shale Acreage

On October 4, 2013, Triad Hunter purchased certain undeveloped leasehold acreage in the Utica Shale in Ohio for $4.9 million under its previously reported asset purchase agreement dated August 12, 2013 with MNW Energy, LLC ("MNW"). On October 31, 2013, Triad Hunter purchased certain additional undeveloped leasehold acreage in the Utica Shale in Ohio for $8.7 million from MNW under that same agreement.

Issuance of Warrants

On October 15, 2013, the Company entered into a Warrants Agreement (the “Warrants Agreement”) with American Stock Transfer & Trust Company, LLC (“AST”) which governs the terms of warrants (the “Warrants”) to purchase the Company’s common stock that were issued as a dividend on October 15, 2013 to common stockholders of record on September 16, 2013. Each record holder of common stock received one Warrant for every ten shares of common stock owned as of the record date (with the number of Warrants received rounded down to the nearest whole number and without the payment of cash in lieu of Warrants to purchase fractional shares). Each Warrant represents the right to purchase one fully paid and non-assessable share of common stock at an initial exercise price of $8.50 per share, subject to certain adjustments to the exercise price and the number of shares of common stock issuable upon exercise of the Warrants as set forth in the Warrants Agreement.

Issuance of Series A Preferred Units of Eureka Hunter Holdings

On October 30, 2013, Eureka Hunter Holdings issued 93,821 Series A Preferred Units with a redemption value of $1.9 million as dividends paid-in-kind for the quarter ended September 30, 2013. The balance of the dividend paid for the quarter ended September 30, 2013 of $1.9 million was paid in cash. As of the date of filing of this Quarterly Report on Form 10-Q, the Series A Preferred Units outstanding represented 41% of the ownership of Eureka Hunter Holdings on a basis as converted to Class A Common Units of Eureka Hunter Holdings.

Declared Dividends

On October 1, 2013, the Company announced that it had declared cash dividends on the Company's Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, for the month of October 2013, payable on October 31, 2013, to holders of record at the close of business on October 15, 2013. On November 1, 2013, the Company announced that it had declared cash dividends on the Company's Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, for the month of November 2013, payable on December 2, 2013, to holders of record at the close of business on November 15, 2013.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Magnum Hunter Resources Corporation, a Delaware corporation, operating directly and indirectly through its subsidiaries (together with its subsidiaries, the “Company”, "we", "our", or "us"), is a Houston, Texas based independent exploration and production company engaged in the acquisition and development of producing properties and undeveloped acreage and the production of oil and natural gas, along with certain midstream and oil field services activities in the United States ("U.S.").
The following discussion is intended to assist you in understanding our results of operations and our financial condition. This section should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2012 as revised in our Form S-4 Registration Statement.  Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material.  Statements in this discussion may be forward-looking.  These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed.  A glossary containing the meaning of certain oil and natural gas industry terms used in this management’s discussion and analysis follows the section entitled "Cautionary Notice Regarding Forward-Looking Statements” below.

Cautionary Notice Regarding Forward-looking Statements

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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors detailed below and discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, as revised by our Form S-4 Registration Statement, and subsequent filings.  All forward-looking statements speak only as of the date of this report.  We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.  These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	global economic and financial market conditions,

•	our business strategy,

•	estimated quantities of oil and natural gas reserves,

•	uncertainty of commodity prices in oil and natural gas,

•	disruption of credit and capital markets,

•	our financial position,

•	our cash flow and liquidity,

•	replacing our oil and natural gas reserves,

•	our inability to retain and attract key personnel,

•	uncertainty regarding our future operating results,

•	uncertainties in exploring for and producing oil and natural gas,

•	high costs, shortages, delivery delays or unavailability of drilling rigs, equipment, labor or other services,

•	disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas and other processing and transportation considerations,

•	our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations,

•	competition in the oil and natural gas industry,

•	marketing of oil, natural gas and natural gas liquids,

•	exploitation of our current asset base or property acquisitions,

•	the effects of government regulation and permitting and other legal requirements,

•	plans, objectives, expectations and intentions contained in this report that are not historical, and

•
other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, as revised by our Form S-4 Registration Statement, and subsequent SEC filings, including this Quarterly Report on Form 10-Q.

Glossary of terms used:

Bbl      One stock tank barrel, of 42 U.S. gallons liquid volume, used herein to reference oil or condensate.

Boe      Barrels of oil equivalent, six Mcf converts to one Boe and forty-two gallons of NGL converts to one Boe.

Btu	British thermal unit, a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

MBbl      One thousand barrels of oil or condensate.

Mcf     One thousand cubic feet of natural gas.

MMBtu    One million British thermal units.

MMcf     One million cubic feet of natural gas.

MBoe  One thousand barrels of oil equivalent.

NGL      Natural gas liquids.

/d.      “Per day” when used with volumetric units or dollars.

Business Overview
We are an independent oil and natural gas company engaged in the exploration for and the exploitation, acquisition, development and production of crude oil, natural gas and NGL resources in the U.S. We are active in three of the most prolific unconventional shale resource plays in North America, specifically, the Marcellus Shale in West Virginia and Ohio; the Utica Shale in southeastern Ohio and western West Virginia; and the Williston Basin/Bakken Shale in North Dakota. Our oil and natural gas reserves and operations are primarily concentrated in West Virginia, Ohio, North Dakota, Kentucky and Texas. We are also engaged in midstream and oil field services operations, primarily in West Virginia and Ohio.
Our principal business strategy is to (a) exploit our substantial inventory of lower risk, liquids-weighted drilling locations, (b) acquire and develop long-lived proved reserves and undeveloped leases with significant exploitation and development opportunities primarily located in close proximity to our existing core areas of operation and (c) selectively monetize our assets at opportune times and attractive prices. Since the current management team assumed leadership of the Company in May 2009 and completely refocused our business strategy, we have substantially increased our assets and production base through a combination of acquisitions, joint ventures and ongoing development drilling efforts on acquired acreage. We believe the increased scale in all our core resource plays allows for ongoing cost recovery and production efficiencies as we exploit and monetize our asset base. We are focused on the further development and exploitation of our asset base, selective bolt-on acquisitions of additional operated properties and mineral leasehold acreage positions in our core operating regions, expansion of our midstream operations and the monetization of selected assets.

In September 2013, we adopted a plan to divest all of our interests in the operations of MHP and WHI Canada. We are actively marketing these interests and anticipate completing the divestitures by the second quarter of 2014. We have reclassified the associated assets and liabilities to assets and liabilities held for sale and the operations are reflected as discontinued operations for all periods presented. As a result, we have recorded an impairment expense of $72.5 million relating to the discontinued operations which is recorded in income (loss) from discontinued operations and an expense of $84.5 million to reflect the net assets at their estimated selling prices, less costs to sell, which is recorded in loss on disposal of discontinued operations.

On April 24, 2013, we monetized certain of our properties in the oil window of the Eagle Ford Shale in Gonzales and Lavaca Counties in south Texas through a sale of these properties to an affiliate of Penn Virginia for a total purchase price of approximately $422.1 million, paid to us in the form of $379.8 million in cash (after customary initial purchase price adjustments) and $42.3 million in Penn Virginia common stock (valued based on the closing market price of the stock of $4.23 per share as of April 24, 2013). The cash portion of the purchase price is subject to final settlement of the purchase price adjustment amounts. See "Note 5 - Divestitures and Discontinued Operations". As a result of this sale, we are now strategically focused on our Marcellus Shale and Utica Shale plays in Appalachia and our Bakken and Sanish plays in the Williston Basin in North Dakota. See "Note 5 - Divestitures and Discontinued Operations".
We reallocated our 2013 capital expenditure budget of $100 million previously allocated to the Eagle Ford Shale to our other shale plays, resulting in a capital expenditure budget of $150 million for the Marcellus Shale and Utica Shale plays and $150 million for the Williston Basin area, for a total 2013 upstream capital expenditure budget of $300 million.
We are exploring the possible monetization of all or part of our midstream operations in 2014. We have also identified a number of properties, that we believe represent up to $300 million in value (including the planned MHP and WHI Canada divestitures), for divestiture in 2013 and 2014. These assets also include the Company's remaining properties in south Texas and certain properties in North Dakota.
Our midstream operations are conducted through our majority-owned subsidiary, Eureka Hunter Holdings. Eureka Hunter Holdings conducts its operations primarily through the following two subsidiaries: (i) Eureka Hunter Pipeline, which owns and operates a gas gathering system in West Virginia and Ohio, referred to as our Eureka Hunter Gas Gathering System; and (ii) TransTex Hunter, which is engaged primarily in the business of treating natural gas at the wellhead for third-party producers in Texas and other states. We have obtained financing for our midstream operations through an equity purchase commitment from an unaffiliated third party, which also gives us the right to make capital contributions in conjunction with or alongside the capital contributions from the third party, and two separate credit facilities on a non-recourse basis to the Company.
We also conduct oil field services operations through our wholly-owned subsidiary, Alpha Hunter Drilling, which owns and operates six drilling rigs that are used primarily for vertical section (top-hole) air drilling in the Appalachian Basin. In May 2013, Alpha Hunter Drilling purchased a new robotic walking drilling rig that can also drill the horizontal sections of wells in the shale plays where we are active. This drilling rig was designed especially for pad drilling with its unique footprint and capability to walk and rotate without being dismantled.
As of September 30, 2013, we had approximately 316,112 net leasehold acres in our core operating areas, including (i) approximately 81,000 net acres in the Marcellus Shale, (ii) approximately 91,000 net acres prospective for the Utica Shale (a portion of which acreage overlaps our Marcellus Shale acreage) and (iii) approximately 100,122 net acres in the Williston Basin/Bakken Shale in North Dakota.

Recent Events

Settlement of Eagle Ford Hunter Cash Purchase Price Adjustments

The preliminary gain recorded on the sale of Eagle Ford Hunter to the Penn Virginia affiliate is subject to final settlement by the Company and Penn Virginia of the cash purchase price adjustments. On August 24, 2013, the Company presented Penn Virginia with the Company’s estimate of the final settlement of the adjustments to the cash portion of the purchase price, to which Penn Virginia responded on October 21, 2013 with its calculation of the final adjustment amounts. The Company is currently in the process of reviewing Penn Virginia’s calculation of the final adjustment amounts. As of the date of filing of this Quarterly Report on Form 10-Q, the Company estimated that the final settlement of the adjustment amounts may result in a payable to Penn Virginia ranging from $22 million to $33 million, after taxes, but such estimate is subject to further review by the Company and discussions with Penn Virginia.  Therefore, the Company has recorded a liability for its revised estimate of the final settlement of the adjustment amounts, after taxes, as a reduction in the gain on disposal of discontinued operations of Eagle Ford Hunter.

Midstream Operations - Mobley Gas Processing Operations

As of September 30, 2013, we had completed the construction of a total of approximately 79 miles of pipeline as part of the Eureka Hunter Gas Gathering System, including a lateral section of the pipeline that crossed under the Ohio River from Wetzel County, West Virginia into Monroe County, Ohio. System throughput was reduced temporarily beginning in August 2013 while the MarkWest Energy Partners, L.P. ("MarkWest") gas processing facility near Mobley, West Virginia (the "Mobley Plant") was shut down following a break in an NGL pipeline owned by MarkWest. The temporary shut-down of the Mobley Plant resulted in production curtailments and reduced our Triad Hunter production volumes by approximately 20,000 Mcf/d. The Mobley Plant was restored to full operation in early October 2013. As of October 31, 2013, we were flowing an average of approximately 98,000 Mcf/d of natural gas through the Eureka Hunter Gas Gathering System to the Mobley Plant over the previous two weeks.

Sale of Penn Virginia Common Stock

As of September 30, 2013, we had sold all of our shares of Penn Virginia common stock, which we acquired as partial consideration for our sale of Eagle Ford Hunter to the Penn Virginia affiliate. We sold our shares of Penn Virginia common stock for total gross proceeds of approximately $50.6 million in cash, recognizing a gain of $8.3 million in other income.

Sale of Certain North Dakota Oil and Natural Gas Properties
On September 2, 2013, Williston Hunter, Inc., a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement with Oasis to sell its non-operated working interest in certain oil and natural gas properties located in Burke County, North Dakota, consisting of approximately 34,100 gross (14,500 net) leasehold acres to Oasis for $32.5 million in cash, subject to customary adjustments. The transaction closed on September 26, 2013, and was effective as of July 1, 2013. The Company recognized a loss of $38.1 million on the sale for the three months ended September 30, 2013.
Agreement to Purchase Utica Shale Acreage

On August 12, 2013, Triad Hunter entered into an asset purchase agreement, with MNW. MNW is an Ohio limited liability company that represents an informal association of various land owners, lessees and sub-lessees of mineral acreage who own or have rights in mineral acreage located in Monroe, Noble and/or Washington Counties, Ohio. Pursuant to the purchase agreement, Triad Hunter has agreed to acquire from MNW up to 32,000 net mineral acres, including currently leased and subleased acreage, located in such counties, over the next 10 months or possibly longer, subject to certain conditions. On October 7, 2013, Triad Hunter purchased 1,156.14 net leasehold acres for $4.9 million from MNW. On October 31, 2013, Triad Hunter purchased an additional 2,050.40 net leasehold acres for $8.7 million from MNW.

Equity Financings
We raised cash in the total amount of $40.8 million in net proceeds, after offering discounts, commissions and placement fees, but before other offering expenses, through equity transactions from January 1, 2013 through September 30, 2013. Those transactions included:

•	$10.8 million in net proceeds from issuances of our Series D Preferred Stock, at an average gross sales price of $50.01 per share;

•	$0.7 million in net proceeds from issuances of Depositary Shares representing our Series E Preferred Stock, at an average gross sales price of $24.24 per Depositary Share;

•	$27.4 million in net proceeds from issuances of Series A Preferred Units of Eureka Hunter; and

•	$1.9 million in net proceeds from issuances of our common stock upon exercise of stock options.
We may continue selling both preferred and common equity in the future depending on our working capital needs, capital expenditure program, acquisition activities, and the condition of the capital markets. However, as a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 within the time frames required by the SEC, we may be limited for a period of time in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that would be beneficial to our business.
Until we have timely filed all our required SEC reports for a period of twelve months, which period we expect to expire in August 2014, assuming we remain timely in the filing of our SEC reports for that period, we will be ineligible to use abbreviated and less costly SEC filings, such as the SEC's Form S-3 registration statement, to register our securities for sale. Further, during such period, we will be unable to use our existing shelf registration statement on Form S-3 or conduct at-the-market ("ATM") offerings of our equity securities. We had conducted ATM offerings on a regular basis with respect to our preferred stock prior to our late

SEC filings. We may use a Form S-1 Registration Statement to register a sale of our securities (including to possibly register the sale of common stock underlying the warrants we issued in October 2013) to raise capital or complete acquisitions, but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions in an expeditious manner.

Purchase of Drilling Rig

In May 2013, the Company, through its wholly-owned subsidiary, Alpha Hunter Drilling, completed the purchase of two drilling rigs, one of which is a new robotic walking drilling rig intended for use in the Utica Shale and Marcellus Shale formations in southeastern Ohio and southwestern West Virginia. Costs to acquire and install the rigs and components were $22.9 million, of which $1.0 million remained due in equal installments over twelve months beginning once certain operating criteria are met.

Amendment to Eureka Hunter Holdings Operating Agreement

In March 2013, the Company and Ridgeline entered into the second amendment to the amended and restated limited liability company agreement of Eureka Hunter Holdings. The amendment provided for an equity contribution of $30.0 million by the Company in March 2013, in exchange for 1,500,000 newly issued Class A Common Units of Eureka Hunter Holdings. The amendment also provided that Ridgeline or another affiliate of ArcLight has the exclusive right to fund the next $20.0 million of Eureka Hunter Holdings capital requirements, which Ridgeline did in April 2013, with the next $70.5 million of such capital requirements to be funded by the Company and Ridgeline on a 60%/40% basis, respectively. After giving effect to this equity contribution by the Company and the issuances of Series A Preferred Units noted above, as of September 30, 2013, the Company had a 57.38% controlling interest in Eureka Hunter Holdings.

Increase in the Number of Authorized Common Shares

In January 2013, following shareholder approval, the Company’s certificate of incorporation was amended to increase the authorized number of shares of common stock from 250,000,000 to 350,000,000, and the Magnum Hunter Resources Corporation Amended and Restated Stock Incentive Plan was amended to increase the number of shares of the Company’s common stock that may be issued under the plan from 20,000,000 to 27,500,000.

Drilling and other Capital Expenditures

See the "2013 Capital Expenditures Budget" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for details relating to our drilling and other capital expenditures for fiscal year 2013.

Common Stock Options Granted to Employees, Officers and Directors

See "Note 8 - Share-Based Compensation" of our consolidated financial statements for details relating to stock option grants to employees, officers and members of our board of directors.

Amendments to MHR Senior Revolving Credit Facility
See the "Amendments to Credit Facilities" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for details relating to certain amendments to our MHR Senior Revolving Credit Facility.
Filing of Annual Report on Form 10-K

On June 14, 2013, we filed with the SEC our annual report on Form 10-K for the year ended December 31, 2012.

Filing of Quarterly Reports on Form 10-Q

On July 9, 2013, we filed with the SEC our quarterly report on Form 10-Q for the quarterly period ended March 31, 2013. On August 9, 2013, we timely filed with the SEC our quarterly report on Form 10-Q for the quarterly period ended June 30, 2013.

Results of Operations

 The following table sets forth summary information from continuing operations (prior periods reported have been adjusted for discontinued operations - See "Note 5 - Divestitures and Discontinued Operations") regarding oil, natural gas and NGL, revenues, production, average product prices and average production costs and expenses for the three and nine months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Oil and natural gas revenue and production
Revenues (in thousands, U.S. Dollars)
Oil	$39,119	$21,319	$97,813	$51,416
Natural gas	9,805	8,389	31,068	26,743
NGL	5,094	275	9,361	373
Total oil and natural gas sales	$54,018	$29,983	$138,242	$78,532

Production
Oil (MBbl)	393	269	1,079	633
Natural gas (MMcf)	2,567	2,328	7,651	8,788
NGL (MBoe)	103	10	199	13
Total (MBoe)	925	668	2,554	2,110
Boe/d	10,049	7,257	9,355	7,702

Average prices (U.S. Dollars)
Oil (per Bbl)	$99.54	$79.57	$90.65	$81.23
Natural gas (per Mcf)	$3.82	$3.60	$4.06	$3.04
NGL (per Boe)	$49.22	$26.68	$47.04	$29.68
Total average price (per Boe)	$58.40	$44.88	$54.13	$37.22

Costs and expenses (per Boe)
Lease operating expense	$16.37	$9.13	$14.89	$8.67
Severance tax and marketing	$5.91	$3.79	$4.82	$3.14
Exploration expense	$43.38	$4.94	$28.74	$8.60
Impairment of proved oil and gas property	$—	$—	$3.90	$—
General and administrative expense (1)	$24.02	$18.30	$22.93	$18.12
Depletion, depreciation and accretion	$30.59	$22.67	$28.17	$20.00

Other segments (in thousands)
Midstream and marketing operations segment revenue	$12,545	$5,058	$42,415	$10,418
Midstream and marketing operations segment expense	$8,985	$2,288	$35,830	$4,379
Oilfield services segment revenue	$6,423	$1,504	$13,728	$6,118
Oilfield services segment expense	$4,527	$3,366	$11,928	$6,933
_________________________________

(1)
General and administrative expense includes: (i) acquisition and divestiture related expenses of $0.8 million ($0.84 Boe) for the three months in 2013 and $0.4 million ($0.59 Boe) for the three months in 2012, (ii) acquisition and divestiture related expenses of $2.5 million ($0.96 Boe) for the nine months in 2013 and $3.0 million ($1.40 Boe) for the nine months in 2012, (iii) non-cash stock compensation of $3.1 million ($3.39 Boe) for the three months in 2013 and $2.2 million ($3.32 Boe) for the three months in 2012, and (iv) non-cash stock compensation of $11.8 million ($4.63 Boe) for the nine months in 2013 and $14.8 million ($6.99 Boe) for the nine months in 2012.

Three Months Ended September 30, 2013 and 2012

Oil and natural gas production. Production increased by 38.5%, or 257 MBoe, to 925 MBoe for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Our average daily production was 10,049 Boe/d during the 2013 period, representing an overall increase of 38.6%, or 2,792 Boe/d, compared to 7,257 Boe/d for the 2012 period. The increase in production in 2013 was primarily attributable to acquisitions during 2012, and organic growth through the Company’s expanded drilling program which focused mainly on oil and NGL. Our production for the three months ended September 30, 2013 was adversely affected by the shut down of the Mobley Plant from August 2013 to early October 2013. The impact of the Mobley Plant shut down resulted in a decrease in our daily production by approximately 3,300 Boe/d over that forty-five day period.

Production for the three months ended September 30, 2013, on a Boe basis, was 53.6% oil and NGL and 46.3% natural gas compared to 41.8% oil and NGL and 58.1% natural gas for 2012. The change in production mix toward more oil and NGL in our continuing operations was attributable to the prospective sale of the operations of MHP and WHI Canada, resulting in the reclassification of the MHP and WHI Canada production to discontinued operations.

Oil and natural gas sales. Oil and natural gas sales increased 80.2%, or $24.0 million, for the three months ended September 30, 2013 to $54.0 million from $30.0 million for the three months ended September 30, 2012. The increase in oil and natural gas sales resulted partially from increases in our oil and natural gas production as a result of acquisitions during 2012, and expanded drilling operations in our unconventional resources plays throughout 2013. The prices we received for our production increased from $79.57 Bbl to $99.54 Bbl for oil, or 25.1%, $3.60 Mcf to $3.82 Mcf for natural gas, or 6.1%, and $26.68 Boe to $49.22 Boe for NGL, or 84.5%. Of the total increase in oil and natural gas sales for the 2013 period, $12.5 million was attributable to the increase in prices received and $11.5 million was attributable to our increase in production. The prices we receive for our products are generally tied to commodity index prices. We periodically enter into commodity derivative contracts in an attempt to offset some of the variability in prices.

Midstream and marketing revenues. Revenue from the midstream operations segment (which consisted of Eureka Hunter Pipeline, TransTex Hunter, and Magnum Hunter Marketing operations in 2013) increased by $7.5 million, or 148.0%, for the three months ended September 30, 2013 to $12.5 million from $5.1 million for the three months ended September 30, 2012. Eureka Hunter Pipeline increased throughput volumes by 263.7% or 5.3 million MMBtu to 7.3 million MMBtu for the three month period ended September 30, 2013 from 2.0 million MMBtu for the three month period ended September 30, 2012.

Oilfield services revenue. Drilling services revenue increased by 327.1%, or $4.9 million, for the three months ended September 30, 2013 to $6.4 million from $1.5 million for the three months ended September 30, 2012. Revenues from oilfield services are comprised primarily of drilling rig rentals and related services operations to third parties. During the three month period ended September 30, 2013, our drilling rig revenue days increased from 232 to 459 as compared to the three months ended September 30, 2012, primarily as a result of the addition of 3 rigs to our fleet.

Loss on sale of assets. We recorded a net loss on sale of assets in operating expenses of $41.0 million for the three months ended September 30, 2013 of which $38.1 million related to the sale of certain of our properties in the Bakken area of North Dakota.

Lease operating expense. Our lease operating expenses ("LOE"), increased $9.0 million, or 148.3%, for the three months ended September 30, 2013 to $15.1 million ($16.37 Boe) from $6.1 million ($9.13 Boe) for the three months ended September 30, 2012. The increase in LOE was comprised of $6.7 million attributable to higher LOE/Boe costs, and $2.3 million attributable to increased production volumes. The increase in LOE/Boe for the three months ended September 30, 2013 was due principally to approximately $3.4 million of higher costs in the Appalachian division due to an increased percentage of our production as NGL which generally have higher LOE/Boe than natural gas, $1.2 million of higher gas transportation reservation charges, and $0.8 million of well site reclamation costs. Other increased LOE/Boe included electrification implementation costs (nonrecurring) of $0.4 million and maintenance costs of $1.0 million in the Williston Basin. The Company expects LOE/Boe costs to decline in the fourth quarter of 2013 as a result of increased cost efficiencies, such as the completion of electrification of fields in the Williston Basin.

Severance taxes.  Our severance taxes increased $2.9 million, or 116.0%, for the three months ended September 30, 2013, to $5.5 million from $2.5 million for the three months ended September 30, 2012.  All of the increase in severance taxes was attributable to the increases in production and commodity prices.

Exploration. We record exploration costs, geological and geophysical, and unproved property impairments and leasehold expiration as exploration expense. We recorded $40.1 million of exploration expense for the three months ended September 30, 2013, compared to $3.3 million for the three months ended September 30, 2012. During the 2013 period, the Company's exploration expense was primarily attributable to $38.8 million of leasehold impairments relating to leases in the Williston Basin region that expired in the quarter ended September 30, 2013, and impairment of leases that we do not plan to develop or extend through the third quarter of 2014. The significant component of the Company's exploration expense during the three months ended September 30, 2012 consisted of a $3.0 million impairment with respect to certain of our Williston Basin unproved oil and natural gas properties which expired undrilled prior to September 30, 2012.

Impairment of proved oil and natural gas properties. Proved oil and natural gas properties are reviewed for impairment on a field-by-field basis when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. We estimate the expected future cash flows of our oil and natural gas properties and compare these undiscounted cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will write down the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future capital expenditures and discount rates commensurate with the risk associated with realizing the projected cash flows.

During the three months ended September 30, 2013, changes in production estimates and lease operating costs provided indications of possible impairment of the Company's proved properties in Canada and in the Appalachian Basin. As a result of management's assessments, during the third quarter of 2013, the Company recognized pretax non-cash impairment charges of $72.5 million, included in loss from discontinued operations, to reduce the carrying value of these properties to their estimated fair values. The Company calculated the estimated fair value as of September 30, 2013, using a discounted cash flow model. The expected future net cash flows were discounted using an annual rate of 10% to determine estimated fair value.

Midstream and marketing expenses. Expenses from the midstream operations increased by $6.7 million, or 292.7%, for the three months ended September 30, 2013 to $9.0 million from $2.3 million for the three months ended September 30, 2012 due to an increase in salaries of midstream operations personnel and increases in operational costs associated with the operation of the Mobley Plant.

Oilfield services expenses.  Oilfield services expenses increased by $1.2 million, or 34.5% for the three months ended September 30, 2013, to $4.5 million from $3.4 million for the three months ended September 30, 2012, due to increased personnel attributable to a combination of additional rigs in service and higher utilization of additional rigs.

Depletion, depreciation, amortization, and accretion. Our depletion, depreciation, amortization and accretion expense, or DDA&A, increased $13.1 million, or 86.8%, to $28.3 million for the three months ended September 30, 2013, from $15.1 million for the three months ended September 30, 2012, due to increases in capitalized costs subject to DDA&A, as a result of our capital expenditures and acquisition programs in 2012, and increased production in 2013. Our DDA&A/Boe increased by $7.92, or 34.9%, to $30.59 Boe for the three months ended September 30, 2013, compared to $22.67 Boe for the three months ended September 30, 2012. The increase in DDA&A/BOE was primarily attributable to a higher ratio of oil production versus natural gas from continuing operations. Oil wells generally have a higher rate on a BOE basis. The Company’s oil production increased significantly due to its Williston Basin drilling in North Dakota while the operations of MHP, one of its significant natural gas producing divisions, have been classified as discontinued operations and thus is no longer included in the calculation.

General and administrative. Our general and administrative expenses, or G&A, increased $10.0 million, or 81.8%, to $22.2 million or $24.02 Boe for the three months ended September 30, 2013 from $12.2 million or $18.30 Boe for the three months ended September 30, 2012. G&A expenses increased overall during 2013 mainly due to professional advisory services necessitated by the growth of the Company and our focus on remediation of internal control deficiencies. The non-cash stock compensation expense totaled approximately $3.1 million or $3.39 Boe for the three months ended September 30, 2013 and $2.2 million or $3.32 Boe for the three months ended September 30, 2012. Non-cash stock compensation expense increased by $885,000 as a result of a larger number of options granted during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, as well as more shares outstanding and amortizing during the 2013 period. Acquisitions and divestiture related costs, comprised primarily of legal and other professional fees, were $774,211 or $0.84 Boe for the 2013 period, compared to $0.4 million or $0.59 Boe of acquisition and divestiture related costs for the 2012.

Interest expense. Our interest expense, net of interest income, increased by 9.7%, to $15.7 million from $14.3 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. We had higher indebtedness in the third quarter of 2013 compared to the 2012 period. Interest on projects lasting six months or longer is capitalized. During the three months ended September 30, 2013, we capitalized $582,420 and we did not capitalize interest in the three months ended September 30, 2012.

Commodity and financial derivative activities. Net loss from our commodity and financial derivative activity was $29.6 million and $10.2 million for the quarters ended September 30, 2013 and 2012, respectively. The following table summarizes the realized and unrealized gains and losses on change in fair value of our derivative contracts as of the dates indicated:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Realized gain (loss)
Commodity derivatives	$(6,582)	$2,224
Unrealized gain (loss)
Commodity derivatives	(7,629)	(17,795)
Financial derivatives	(15,342)	5,420
Total unrealized gain (loss)	$(22,971)	$(12,375)
Net gain (loss)	$(29,553)	$(10,151)

We did not designate our derivative instruments as cash-flow hedges. See "Note 4 - Financial Instruments and Derivatives".

At September 30, 2013, the Company had preferred stock embedded derivative liabilities resulting from certain conversion features, redemption options, and other features of our Series A Convertible Preferred Units of Eureka Hunter Holdings. See "Note 4 - Financial Instruments and Derivatives" and "Note 10 - Redeemable Preferred Stock." This embedded derivative instrument resulted in an unrealized loss of $15.4 million in the three months ended September 30, 2013. Also at September 30, 2013, the Company had an embedded derivative asset related to a convertible security, due to the conversion feature of the promissory note received as partial consideration for the sale of Hunter Disposal. See "Note 3 - Fair Value of Financial Instruments," "Note 5 - Divestitures and Discontinued Operations" and "Note 12 - Related Party Transactions". An unrealized gain of $185,000 is recorded for this embedded derivative instrument in the 2013 period. Both derivative instruments originated in 2012 and the derivative instruments have resulted in no cash outlays as of September 30, 2013.

We record our open derivative instruments at fair value on our consolidated balance sheets as either current or long term assets or liabilities, depending on the timing of expected cash flows. We record all realized and unrealized gains and losses on our consolidated statements of operations under the caption entitled “Gain (loss) on derivative contracts, net”.

Income tax benefit.  The Company recorded an income tax benefit of $3.3 million and $2.0 million for the three months ended September 30, 2013 and 2012, respectively. The increase is a result of the tax effect of change in the deferred tax liability of the Company's Williston Hunter subsidiary in the three month period ended September 30, 2013.

Income (loss) from discontinued operations, net of tax. In September 2013, the Company adopted a plan to divest all of its interests in MHP and WHI Canada. The Company has reclassified the associated assets and liabilities to assets and liabilities held for sale and the operations are reflected as discontinued operations for all periods presented. The Company has recorded an impairment expense of $72.5 million for the three and nine months ended September 30, 2013 relating to the discontinued operations which is recorded in income (loss) from discontinued operations and an expense of $84.5 million to reflect the net assets at their estimated selling prices, less costs to sell, which is recorded in loss on disposal of discontinued operations for the three and nine months ended September 30, 2013.

Income (loss) from discontinued operations was $80.6 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively. The following table summarizes the income (loss) from discontinued operations as of the dates indicated:

	Three months ended September 30,
	2013	2012
	(in thousands)
Eagle Ford Hunter	$2,911	$4,908
Magnum Hunter Production	(6,245)	(2,130)
Williston Hunter Canada	(77,220)	(3,880)
	$(80,554)	$(1,102)

Loss on disposal of discontinued operations, net of tax. Loss on disposal of discontinued operations was $84.5 million and none for the three months ended September 30, 2013 and 2012, respectively. The following table summarizes the loss on disposal of discontinued operations as of the dates indicated:

	Three months ended September 30,
	2013	2012
	(in thousands)
Eagle Ford Hunter	$(19,703)	$—
Magnum Hunter Production	(9,110)	—
Williston Hunter Canada	(55,641)	—
	$(84,454)	$—

Net income attributable to non-controlling interest.  Net income attributable to non-controlling interest was approximately $725,000 for the three months ended September 30, 2013 versus net loss of $49,000 for same period in 2012.  This represents 12.5% of the gain or loss incurred by our subsidiary, PRC Williston, and 2.5% of the gain or loss incurred by our subsidiary, Eureka Hunter Holdings.

Dividends on preferred stock. Total dividends on our preferred stock were approximately $14.4 million for the three months ended September 30, 2013 compared to $9.8 million for the 2012 period.

The Series C Preferred Stock had a stated value of $100.0 million at September 30, 2013 and December 31, 2012, and carries a cumulative dividend rate of 10.25% per annum. The Series D Preferred Stock had a stated value of $221.2 million and $210.4 million at September 30, 2013 and December 31, 2012, respectively, and carries a cumulative dividend rate of 8.0% per annum. The Series E Preferred Stock had a stated value of $95.1 million and $94.4 million as of September 30, 2013 and December 31, 2012, respectively, and carries a cumulative dividend rate of 8.0% per annum. The Series A Convertible Preferred Units of Eureka Hunter Holdings had a liquidation preference of $128.8 million and $167.4 million as of September 30, 2013 and December 31, 2012, respectively, and carries a cumulative dividend rate of 8.0% per annum.

Nine Months Ended September 30, 2013 and 2012

Oil and natural gas production.  Oil and natural gas production increased 21.0% to 2,554 MBoe for the nine months ended September 30, 2013, from 2,110 MBoe for the nine months ended September 30, 2012, primarily as a result of our drilling program in the Williston and Appalachian Basins.  Production for the 2013 period was approximately 50.0% oil and 49.9% natural gas compared to 30.6% oil and 69.4% natural gas for the 2012 period.  Our average daily production on a Boe basis increased 26.0% to 9,355 Boe/d for the 2013 period compared to 7,702 Boe/d for the 2012 period.  The increase in production is primarily attributable to the success of the Company's ongoing drilling program in its shale plays.

The increase in production during the nine months ended September 30, 2013 was offset by the shut-in of approximately 1,650 Boe/d of Marcellus Shale production. We experienced production shut-ins due to complications in bringing on our production after the Mobley Plant was completed late last year. The Company experienced higher than expected NGL present in its Marcellus production which necessitated that Eureka Hunter Pipeline implement a pigging process at its gathering lines. Once the pigging process was implemented, the Company was also further delayed as new air permits for compression facilities were required from the State of West Virginia. The gathering issues related to the Marcellus production shut-in were resolved in May 2013. Our production for the nine months ended September 30, 2013 was also adversely affected by the shut down of the Mobley Plant from August 2013 to early October 2013. The impact of the Mobley Plant shut down resulted in a decrease in our daily production by approximately 600 Boe/d for the nine months ended September 30, 2013. Including all these production shut-ins, our production would have been 11,605 Boe/d on a pro forma basis for the nine months ended September 30, 2013 These production shut-ins were largely natural gas and NGL, thus the impact on the Company's cash flow was substantially less than any reduction in our oil volumes.

Oil and natural gas sales.  Oil and natural gas sales increased $59.7 million, or 76.0% for the nine months ended September 30, 2013, to $138.2 million from $78.5 million for the nine months ended September 30, 2012.  The increase in oil and natural gas sales resulted principally from increased production as described above.  The average price we received for our oil increased $7.75 Bbl or 9.3% to $90.65 Bbl, while the average price received for natural gas production increased $1.04 Mcf or 34.4% to $4.06 Mcf.  Our average price received for oil and natural gas production increased due to market trends in the prices for these commodities.  Of the $59.7 million increase in oil and natural gas sales, approximately $43.2 million, or 72.4%, was attributable to an increase in price per Boe, while approximately $16.5 million, or 27.6%, was attributable to the increase in production volumes.  The prices we receive for our products are generally tied to commodity index prices.  We periodically enter into commodity derivative contracts in an attempt to offset some of the variability in prices.  See "Note 4 - Financial Instruments and Derivatives".

Midstream and marketing revenue.  Revenue from the midstream segment, (which consisted of Eureka Hunter Pipeline, TransTex Hunter, and Magnum Hunter Marketing operations in 2013) increased by 307.1%, or $32.0 million, for the nine months ended September 30, 2013, to $42.4 million from $10.4 million for the year ended September 30, 2012.  The increase in revenues resulted primarily from increased revenue in Magnum Hunter Marketing, which increased $20.7 million to $22.3 million for the nine month period ended September 30, 2013, from $1.6 million for the nine month period ended September 30, 2012. TransTex Hunter revenue increased $5.1 million to $9.9 million for the nine month period ended September 30, 2013, from $4.8 million for the nine month period ended September 30, 2012. Eureka Hunter Pipeline revenues increased $5.3 million to $10.3 million for the nine month periods ended September 30, 2013, from $4.0 million for the nine month period ended September 30, 2012, as throughput volumes increased to 19.4 million MMBtu for the nine month period ended September 30, 2013, compared to 7.2 million MMBtu for the nine month period ended September 30, 2012.

Oilfield services revenue.  Oilfield services revenue increased by $7.6 million, or 124.4% for the nine months ended September 30, 2013, to $13.7 million from $6.1 million for the nine months ended September 30, 2012. This increase was primarily attributable to a combination of additional rigs in service and higher utilization of the existing fleet. During the nine month period ended September 30, 2013, our drilling rig revenue days increased from 495 to 1,016 as compared to the nine months ended September 30, 2012, primarily as a result of the addition of 3 rigs to our fleet.

Loss on sale of assets.  We recorded a net loss on sale of assets in operating expenses of $42.1 million for the nine months ended September 30, 2013 of which $38.1 million related to the sale of certain of our properties in the Bakken area of North Dakota. For the nine months ended September 30, 2012, we recorded a net loss on sale of assets of $0.5 million related to the sale of a drilling rig by our oilfield services segment and the sale of various equipment associated with the Appalachian region operations of our upstream segment.

Lease operating expense.  Our lease operating expenses increased $19.7 million, or 107.9% for the nine months ended September 30, 2013, to $38.0 million ($14.89 Boe) from $18.3 million ($8.67 Boe) for the nine months ended September 30, 2012.  The increase in LOE was comprised of $15.9 million attributable to higher LOE/Boe costs, and $3.8 million attributable to increased production volumes. The increase in LOE/Boe for the nine months ended September 30, 2013, was due to approximately $4.8 million of higher costs in the Appalachian division due to an increased percentage of our production as NGL which generally have higher LOE/Boe than natural gas, $4.4 million of higher gas transportation reservation charges, and $1.1 million of well site reclamation costs. Other increased LOE/Boe costs included increased electrification implementation costs (nonrecurring) of $1.8 million, and maintenance costs of $3.0 million in the Williston Basin. The Company expects LOE/Boe to decline in the fourth quarter of 2013 as a result of increased cost efficiencies, such as the completion of electrification of fields in the Williston Basin.

Severance taxes.  Our severance taxes increased $5.7 million, or 86.1%, for the nine months ended September 30, 2013, to $12.3 million from $6.6 million for the nine months ended September 30, 2012.  All of the increase in severance taxes was attributable to the increase in oil and natural gas production and commodity prices.

Exploration.  We incurred $73.4 million of exploration expense for the nine months ended September 30, 2013, compared to $18.1 million for the nine months ended September 30, 2012.  During the 2013 period, the Company's exploration expense was primarily attributable to $71.5 million of leasehold impairments relating to leases in the Williston Basin region that expired in the nine months ended September 30, 2013, and impairment of leases that we do not plan to develop or extend through the third quarter of 2014. The significant components of the Company's exploration expense during the nine months ended September 30, 2012, were abandonments of approximately $12.7 million with respect to certain of our Williston Basin unproved properties and $5.0 million with respect to certain of our Appalachian unproved properties under leases which expired undrilled prior to September 30, 2012.

Impairment of proved oil and natural gas properties.  We recorded proved impairments of $10.0 million for the nine months ended September 30, 2013, compared to none for the nine months ended September 30, 2012, due to changes in production estimates and lease operating costs indicating potential impairment of certain of our Williston and Appalachian Basin proved properties, and the resulting provision for reduction to the carrying value of these properties to their estimated fair values.

Midstream and marketing expenses. Expenses from the midstream operations increased by $31.5 million, or 718% for the nine months ended September 30, 2013, to $35.8 million from $4.4 million for the nine months ended September 30, 2012. Expenses increased as a result of completion of construction of approximately 79 miles of pipeline as part of the Eureka Hunter Gas Gathering System, including a lateral section of the pipeline that crossed under the Ohio River from Wetzel County, West Virginia into Monroe County, Ohio. System throughput was reduced temporarily beginning in August 2013 while the Mobley Plant was shut down following a break in an NGL pipeline owned by MarkWest. The temporary shut-down of the Mobley Plant resulted in production curtailments and reduced our Triad Hunter production volumes by approximately 20,000 Mcf/d. The Mobley Plant was restored to full operation in early October 2013. As of October 31, 2013, we were flowing approximately 98,000 Mcf/d of natural gas through the Eureka Hunter Gas Gathering System to the Mobley Plant.

Oilfield services expenses.  Oilfield services expenses increased by $5.0 million, or 72.0%, for the nine months ended September 30, 2013 to $11.9 million from $6.9 million for the nine months ended September 30, 2012 due to increased personnel related to the utilization of additional rigs.

Depletion, depreciation, amortization, and accretion.  Our DDA&A increased $29.8 million, or 70.5%, to $72.0 million for the nine months ended September 30, 2013, from $42.2 million for the nine months ended September 30, 2012 due to increased production in the 2013 period described above. Our DDA&A/Boe increased by $8.17, or 40.9%, to $28.17 Boe for the nine months ended September 30, 2013, compared to $20.00 Boe for the nine months ended September 30, 2012. The increase in DDA&A/Boe was primarily attributable to a higher ratio of oil production versus natural gas from continuing operations.

General and administrative.  Our G&A increased $20.3 million, or 53.2%, to $58.6 million ($22.93 Boe) for the nine months ended September 30, 2013, from $38.2 million ($18.12 Boe) for the nine months ended September 30, 2012.  G&A expenses increased overall during 2013 mainly due to increased organizational costs and professional advisory services necessitated by the growth of the Company and our focus on remediation of internal control deficiencies. Non-cash stock compensation totaled approximately $11.8 million ($4.63 Boe) and $14.8 million ($6.99 Boe) for the nine months ended September 30, 2013 and 2012, respectively.  This represents a decrease of approximately $4.8 million. The primary reasons for the decrease were a higher per share cost of the options granted during the 2012 period as well as options becoming fully vested between the periods. G&A for the nine months ended September 30, 2013 also included transaction costs of $2.5 million ($0.96 Boe) related to divestiture activity.  G&A for the nine months ended September 30, 2012 also included acquisition related costs of approximately $2.6 million ($1.40 Boe) for legal, consulting and other costs related to the acquisitions of properties in May 2012.

Interest expense, net.  Our interest expense, net of interest income, increased approximately $12.7 million, or 31.3% to $53.0 million for the nine months ended September 30, 2013, from $40.4 million for the nine months ended September 30, 2012.  This increase was the result of our higher indebtedness during 2013, the write off of $800,000 in deferred financing charges as a result of the an amendment to our MHR Senior Revolving Credit Facility, and fees and non-cash amortization of deferred financing costs.  Interest on projects lasting six months or longer is capitalized. During the nine months ended September 30, 2013, we capitalized $2.0 million and we did not capitalize interest in the nine months ended September 30, 2012.

Commodity and financial derivative activities.  For the nine month period ended September 30, 2013, we had a net loss on commodity and financial derivatives of $30.6 million compared to a net gain of $9.1 million for the nine month period ended September 30, 2012.

The following table summarizes the realized and unrealized gains and losses on change in fair value of our derivative contracts as of the dates indicated:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Realized gain (loss)
Commodity derivatives	$(6,887)	$7,962
Unrealized gain (loss)
Commodity derivatives	(2,764)	(3,081)
Financial derivatives	(20,993)	4,175
Total unrealized gain (loss)	(23,757)	1,094
Net gain (loss)	$(30,644)	$9,056

 We do not designate our derivative instruments as cash-flow hedges. See "Note 4 - Financial Instruments and Derivatives".

At September 30, 2013, the Company had preferred stock embedded derivative liabilities resulting from certain conversion features, redemption options, and other features of our Series A Convertible Preferred Units of Eureka Hunter Holdings. See "Note 4 -

Financial Instruments and Derivatives" and "Note 10 - Redeemable Preferred Stock." This embedded derivative instrument resulted in an unrealized loss of $20.8 million in the nine months ended September 30, 2013.

Income tax benefit.  The Company recorded an income tax benefit of $40.9 million and $9.1 million for the nine months ended September 30, 2013 and 2012 respectively.

Net income attributable to non-controlling interest.  Net income attributable to non-controlling interest was $1.6 million for the nine months ended September 30, 2013, versus net loss of $71,000 for same period in 2012.  This represented 12.5% of the gain or loss incurred by our subsidiary, PRC Williston, and 2.5% of the gain or loss incurred by our subsidiary, Eureka Hunter Holdings.

Income (loss) from discontinued operations, net of tax.  In September 2013, the Company adopted a plan to divest all of its interests in MHP and WHI Canada. The Company has reclassified the associated assets and liabilities to assets and liabilities held for sale and the operations are reflected as discontinued operations for all periods presented. The Company has recorded an impairment expense of $72.5 million for the three and nine months ended September 30, 2013 relating to the discontinued operations which is recorded in income (loss) from discontinued operations and an expense of $84.5 million to reflect the net assets at their estimated selling prices, less costs to sell, which is recorded in loss on disposal of discontinued operations for the three and nine months ended September 30, 2013.

On April 24, 2013, we closed on the sale of Eagle Ford Hunter, previously a wholly-owned subsidiary. On June 30, 2013, income from the operations and the gain related to the sale of Eagle Ford Hunter was determined to be discontinued operations. The Company has recognized a preliminary gain on the sale of $172.5 million, net of tax. On August 24, 2013, the Company presented Penn Virginia with the Company’s estimate of the final settlement of the adjustments to the cash portion of the purchase price, to which Penn Virginia responded on October 21, 2013 with its calculation of the final adjustment amounts. The Company is currently in the process of reviewing Penn Virginia’s calculation of the final adjustment amounts. As of the date of filing of this Quarterly Report on Form 10-Q, the Company estimated that the final settlement of the adjustment amounts may result in a payable to Penn Virginia ranging from $22 million to $33 million, after taxes, but such estimate is subject to further review by the Company and discussions with Penn Virginia. Therefore, the Company has recorded a liability for its revised estimate of the final settlement of the adjustment amounts, after taxes, as a reduction in the gain on disposal of discontinued operations of Eagle Ford Hunter. We reclassified operating income, net of tax, of the divested subsidiary of $14.2 million and $11.3 million, respectively, for the nine months ended September 30, 2013 and 2012. We recorded a gain on sale of discontinued operations of $84.5 million in the nine months ended September 30, 2013.

On February 17, 2012, we closed on the sale of Hunter Disposal, previously a wholly-owned subsidiary.  We have reclassified $354,000 of net operating income (net of interest expense) of the divested subsidiary to discontinued operations for the nine month period ended September 30, 2012.  We have also reclassified the gain on sale of $2.2 million to discontinued operations for the nine months ended September 30, 2012.

Income (loss) from discontinued operations, net of tax was $(71.5) million and $2.8 million for the nine months ended September 30, 2013 and 2012, respectively. The following table summarizes the income (loss) from discontinued operations as of the dates indicated:

	Nine months ended September 30,
	2013	2012
	(in thousands)
Eagle Ford Hunter	17,119	12,071
Hunter Disposal	—	354
Magnum Hunter Production	(10,145)	(5,053)
Williston Hunter Canada	(78,429)	(4,540)
	(71,455)	2,832

Gain (loss) on disposal of discontinued operations, net of tax. Gain (loss) on disposal of discontinued operations was $88.0 million and $2.2 million for the nine months ended September 30, 2013 and 2012, respectively. The following table summarizes the gain (loss) on disposal of discontinued operations as of the dates indicated:

	Nine months ended September 30,
	2013	2012
	(in thousands)
Eagle Ford Hunter	$152,748	$—
Hunter Disposal	—	2,224
Magnum Hunter Production	(9,109)	—
Williston Hunter Canada	(55,641)	—
	$87,998	$2,224

Dividends on preferred stock.  Total dividends on our preferred stock were approximately $42.0 million for the nine months ended September 30, 2013, and $22.7 million for the nine months ended September 30, 2012.

The Series C Preferred Stock had a stated value of $100 million at both September 30, 2013 and December 31, 2012, and carries a cumulative dividend rate of 10.25% per annum.  The Series D Preferred Stock had a stated value of $221.2 million and $210.4 million at September 30, 2013 and December 31, 2012, respectively, and carries a cumulative dividend rate of 8.0% per annum. The Series E Preferred Stock had a stated value of $95.1 million and $94.4 million at September 30, 2013 and December 31, 2012, respectively, and carries a cumulative dividend rate of 8.0% per annum. The Series A Preferred Units of Eureka Hunter Holdings had a liquidation preference of $128.8 million and $167.4 million at September 30, 2013 and December 31, 2012, respectively, and carries a cumulative dividend rate of 8.0% per annum.

Liquidity and Capital Resources

We generally rely on cash generated from operations, borrowings under our MHR Senior Revolving Credit Facility, anticipated sales of assets and, to the extent that credit and capital market conditions will allow, public and private equity and debt offerings to satisfy our liquidity needs.  Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our MHR Senior Revolving Credit Facility, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.  We cannot predict whether additional liquidity from equity or debt financings beyond our MHR Senior Revolving Credit Facility will be available, or available on acceptable terms, or at all, in the foreseeable future.

On September 2, 2013, Williston Hunter, Inc., a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement with Oasis, to sell its non-operated working interest in certain oil and natural gas properties located in Burke County, North Dakota, consisting of a non-operated working interest in approximately 34,100 gross (14,500 net) leasehold acres, to Oasis for $32.5 million in cash, subject to customary adjustments. The transaction closed on September 26, 2013, and was effective as of July 1, 2013. The Company recognized a $38.1 million loss on the sale for the three months ended September 30, 2013.

We utilize our credit agreements to fund a portion of our operating and capital needs. The Company had $90.0 million outstanding of debt under the MHR Senior Revolving Credit Facility at September 30, 2013, with available borrowing capacity at that date of $148.7 million. On April 24, 2013, the Company sold its wholly-owned subsidiary, Eagle Ford Hunter. As provided by an amendment to the MHR Senior Revolving Credit Facility, as a result of the sale, the borrowing base under the facility was adjusted down to $265.0 million. At September 30, 2013, our liquidity was $204.0 million, comprised of $148.7 million of available borrowing capacity under the MHR Senior Revolving Credit Facility and $55.3 million in available cash.

As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 within the time frames required by the SEC, we may be limited in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that would be beneficial to our business. Until we have timely filed all our required SEC reports for a period of twelve months (which period we expect to expire in August 2014, assuming we remain timely in the filing of our SEC reports for that period), we will be ineligible to use abbreviated and less costly SEC filings, such as the SEC's Form S-3 registration statement, to register our securities for sale. Further, during such period, we will be unable to use our existing shelf registration statement on Form S-3 or conduct ATM offerings of our equity securities, which ATM offerings we had conducted on a regular basis with respect to our preferred stock prior to our delinquent SEC filings. We may use a Form S-1 Registration Statement to register a sale of our securities to raise capital or complete acquisitions, but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions in an expeditious manner.

As of September 30, 2013, we were in compliance with all of our covenants, as amended or waived, contained in our credit agreements as described in "Note 7 - Long-Term Debt."

We believe the combination of (i) cash on hand (including cash from the sales of our Penn Virginia stock), (ii) cash flow generated from the expected success of prior capital development projects, (iii) borrowing capacity available under our credit facilities, and (iv) anticipated sales of assets will provide sufficient means to conduct our operations, meet our contractual obligations, including our debt covenant requirements, as amended, and complete our budgeted capital expenditure program for the remainder of 2013.

For the nine months ended September 30, 2013, our primary sources of cash were cash flows from operating activities, proceeds from sales of assets and borrowings under our MHR Senior Revolving Credit Facility.

 The following table summarizes our sources and uses of cash for the periods noted:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows provided by operating activities	$79,197	$46,819
Cash flows provided by (used in) investing activities	44,823	(793,687)
Cash flows provided by (used in) financing activities	(126,267)	754,161
Effect of foreign currency exchange rates	(93)	(146)
Net increase (decrease) in cash and cash equivalents	$(2,340)	$7,147

Operating Activities

Our cash provided by operating activities was $79.2 million for the nine months ended September 30, 2013, compared to $46.8 million for the nine months ended September 30, 2012, an increase of $32.4 million or 69.2%.  This increase was mainly due to increased oil and natural gas sales from the success of our drilling programs and our acquisitions during 2012.

Investing Activities

Our cash provided by investing activities for the nine months ended September 30, 2013, was $44.8 million, principally from the cash proceeds from the sale of assets of $461.0 million, partially offset by capital expenditures of $418.2 million.  See "Note 5 - Divestitures and Discontinued Operations" for additional information.

Our cash used in investing activities for the nine months ended September 30, 2012 was $793.7 million, principally from acquisition and drilling activities. We used $312.0 million in cash acquiring Bakken Shale oil and natural gas properties from Baytex Energy, $50.9 million acquiring Williston Basin oil and natural gas properties from Eagle Operating, $24.8 million in cash for our Utica Shale property acquisition, and $219.5 million in cash for drilling and other capital expenditures under our 2012 capital expenditures budget. Also during the nine months ended September 30, 2012, we received $783,000 in cash proceeds, net of working capital adjustments, from the sale of Hunter Disposal.

Financing Activities

Our cash used in financing activities for the nine months ended September 30, 2013, was $126.3 million mainly from debt pay-down under the MHR Senior Revolving Credit Facility and other debt agreements of $379.5 million, partially offset by borrowings of $246.0 million. The Company also raised $10.2 million in proceeds from the issuance of shares of our Series D Preferred Stock for net proceeds of approximately $9.6 million, and the issuance of our Series E Preferred Stock for net proceeds of $590,000. See "Note 9 - Shareholders' Equity" for additional information. In the 2013 period, we paid preferred dividends of $29.9 million and incurred $1.2 million in deferred finance costs on loans.
Our cash flows from financing activities for the nine months ended September 30, 2012 were $754.2 million. We issued $444.0 million of Senior Notes. We used the proceeds from the offering to repay debt principal under $362.0 million of our MHR Senior Revolving Credit Facility and retired our previously-issued term note of $100.0 million. We received $50.9 million from the issuance of our Series D Preferred Stock and $128.3 million from the issuance of Series A Preferred Units of Eureka Hunter Holdings, of which $60 million was distributed to the Company. We also received $1.3 million in proceeds from exercise of stock options and warrants and incurred $19.4 million of deferred financing costs on loans and paid $17.5 million in dividends on our preferred stock.

2013 Capital Expenditures

The following table summarizes our estimated capital expenditures (excluding acquisitions) for 2013.  We intend to fund the remainder of our 2013 capital expenditures, excluding any acquisitions, partially out of internally-generated cash flows, anticipated sales of assets and, as necessary, borrowings under our MHR Senior Revolving Credit Facility.

	Capital Expenditures Incurred (2)	Capital Expenditure Budget
	Nine Months Ended September 30, 2013	For the Year ending December 31, 2013
	(In thousands)
Upstream Operations
Appalachian Basin drilling	$79,435	$150,000
Williston Basin drilling	$112,105	150,000
Midstream and Marketing Operations
Eureka Hunter Holdings (1)	$47,306	100,000
Total capital expenditures	$238,846	$400,000

________________________________

(1)	Expected to be financed through equity and debt facilities that are non-recourse to the Company, and Company capital contributions.

(2)
Capital expenditures of approximately $33.5 million incurred on Eagle Ford Hunter, leasehold acquisitions of approximately $88.0 million and expenditures on other property, plant, and equipment of approximately $53.0 million are not included in the summary above

Our capital expenditure budget for the remainder of 2013 is subject to change depending upon a number of factors, including economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and natural gas, the results of our development and exploration efforts, the availability of sufficient capital resources for drilling prospects, our financial results, the availability of leases on reasonable terms and our ability to obtain permits for drilling locations.

Amendments to Credit Facilities

Eighteenth Amendment to Second Amended and Restated Credit Agreement
On August 7, 2013, pursuant to the Eighteenth Amendment to Second Amended and Restated Credit Agreement, the MHR Senior Revolving Credit Facility was amended to effect the following changes:
(i) During the period of time the total debt to EBITDAX covenant is deferred as described in clause (ii) below, implement a new total senior debt to EBITDAX covenant set at 2.00x EBITDAX;
(ii) the Company's total debt to EBITDAX covenant is deferred for the period starting June 30, 2013 until June 30, 2014, at which time the total debt to EBITDAX covenant is reinstated to a level of less than 4.50x EBITDAX, decreasing to less than 4.25x EBITDAX starting December 31, 2014;
(iii) amend the EBITDAX to interest expense covenant to no less than 2.00x for the quarters ended June 30, 2013 and ending September 30, 2013, increasing to 2.25x for the quarter ending December 31, 2013 and increasing to 2.50x starting March 31, 2014 and thereafter;
(iv) allow for up to $32 million in investments in the Company's unrestricted subsidiary, Eureka Hunter Holdings, provided a) the investments are made before December 31, 2013 and b) the borrowing base has availability of at least $75.0 million at the time of such investment, provided that the Company may also invest in Eureka Hunter Holdings using proceeds from the sale of the Company's common or preferred equity (the Company anticipates any such investments would be utilized to further expand Eureka Hunter Pipeline);
(v) reduce the Company's Senior Notes basket to $600 million from $800 million;
(vi) increase the investment basket for unrestricted subsidiaries (other than Eureka Hunter Holdings) from $7.5 million to $12.5 million for the fiscal year ending December 31, 2013, thereafter the basket shall be reduced back to $7.5 million in any calendar year;
(vii) establish an acquisition and leasehold expenditures basket commencing August 1, 2013 through the Company's compliance with the financial covenants for the fiscal quarter ending June 30, 2014, which basket shall equal (a) $40.0 million plus (b) if at the time of and after giving effect to any such investment, availability under the borrowing base is equal to or greater than $75.0 million, (i) asset sale proceeds net of any borrowing base reduction resulting from such asset sale and (ii) the net cash proceeds from the offering of common or preferred equity securities by the Company; and
(viii) increase pricing by 50 basis points to LIBOR plus 250 to 325 basis points from LIBOR plus 200 to 275 basis points based on utilization until the Company demonstrates compliance with the financial covenants for the fiscal quarter ending June 30, 2014.

Related Party Transactions

The following table sets forth the related party transaction activities for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
GreenHunter
Salt water disposal (1)	$623	$618	$2,069	$1,600
Equipment rental (1)	95	244	167	875
Professional services (1)	—	—	—	—
Interest Income from Note Receivable (2)	51	55	159	110
Dividends received from Series C shares	73	55	165	136
Loss on investments (2)	(24)	97	653	299
Pilatus Hunter, LLC
Airplane rental expenses (3)	26	—	94	81
Alpha Hunter Drilling
Drilling Revenue (4)		359		359
Executive of the Company
Corporate apartment rental (5)	—	5	—	23
__________________________________

(1)
GreenHunter is an entity of which Gary C. Evans, our Chairman and CEO, is the Chairman, a major shareholder and former CEO; of which David Krueger, our former Chief Accounting Officer and Senior Vice President, is the former Chief Financial Officer; and of which Ronald D. Ormand, our former Chief Financial Officer and Executive Vice President, is a former director. Eagle Ford Hunter received, and Triad Hunter and Virco, wholly-owned subsidiaries of the Company, receive services related to brine water and rental equipment from GreenHunter and its affiliated companies White Top Oilfield Construction, LLC and Black Water Services, LLC. The Company believes that such services were and are provided at competitive market rates and were and are comparable to, or more attractive than, rates that could be obtained from unaffiliated third party suppliers of such services. Prepaid expenses from GreenHunter were $64,748 and $0 at September 30, 2013 and December 31, 2012, respectively. The Company had net accounts payable to GreenHunter of $11,541 and $0 at September 30, 2013 and December 31, 2012, respectively.

(2)
On February 17, 2012, the Company sold its wholly-owned subsidiary, Hunter Disposal, to GreenHunter Water.  The Company recognized an embedded derivative asset resulting from the conversion option under the convertible promissory note it received as partial consideration for the sale. The fair market value of the derivative was $79,000, and $264,000 at September 30, 2013 and December 31, 2012, respectively.  See "Note 3 - Fair Value of Financial Instruments" for additional information. The Company has recorded interest income as a result of the note receivable from GreenHunter. Also as a result of this transaction, the Company has an equity method investment in GreenHunter that is included in derivatives and other long term assets and an available for sale investment in GreenHunter included in investments.

(3)
We rented an airplane for business use for certain members of Company management at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans.  Airplane rental expenses are recorded in general and administrative expense.

(4)	Alpha Hunter Drilling, a wholly-owned subsidiary of the Company, performed drilling operations for GreenHunter for a fee.

(5)
During the three and nine months ended September 30, 2012, the Company paid rent under a lease for a Houston, Texas corporate apartment from an executive of the Company, which apartment was used by other Company employees when in Houston on Company business.  The lease terminated in May of 2012.

In connection with the sale of Hunter Disposal, Triad Hunter entered into agreements with Hunter Disposal and GreenHunter Water for wastewater hauling and disposal capacity in Kentucky, Ohio, and West Virginia and a five-year tank rental agreement with GreenHunter Water.  See "Note 5 - Divestitures and Discontinued Operations" for additional information.

Mr. Evans, our Chairman and Chief Executive Officer, was a 4.0% limited partner in TransTex Gas , which limited partnership received total consideration of 622,641 Class A Common Units of Eureka Hunter Holdings and cash of $46.0 million upon the Company's acquisition of certain of its assets. This includes units issued in accordance with the agreement of Eureka Hunter Holdings and TransTex Gas to provide the limited partners of TransTex Gas the opportunity to purchase additional Class A Common Units of Eureka Hunter Holdings in lieu of a portion of the cash distribution they would otherwise receive. Certain limited partners purchased such units, including Mr. Evans, who purchased 27,641 Class A Common Units of Eureka Hunter Holdings for $553,000 at the same purchase price offered to all TransTex Gas investors.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2013, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Critical Accounting Policies and Estimates

For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, as revised by our Form S-4 Registration Statement.

Recently Issued Accounting Standards

Accounting standards-setting organizations frequently issue new or revised accounting rules.  We regularly review all new pronouncements to determine their impact, if any, on our financial statements. See Note 2 - "Summary of Significant Accounting Policies - Recently Issued Accounting Standards".

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

Commodity Price Risk

Given the current economic outlook, we expect commodity prices to remain volatile. Even modest decreases in commodity prices can materially affect our revenues and cash flow. In addition, if commodity prices remain suppressed for a significant amount of time, we could be required under successful efforts accounting rules to perform a write down of the carrying value of our oil and gas properties.

We may enter into financial swaps and collars to reduce the risk of commodity price fluctuations. We do not designate such instruments as cash flow hedges. Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur.

At September 30, 2013, we had the following commodity derivative positions outstanding:

			Weighted Average
Natural Gas	Period	MMBtu/day	Price per MMBtu
Collars (1)	Oct 2013 - Dec 2013	12,500	$4.50 - $5.96
Swaps	Oct 2013 - Dec 2013	25,500	$3.64
	Jan 2014 - Dec 2014	10	$4.13
Ceilings purchased (call)	Oct 2013 - Dec 2013	10,000	$6.00
	Jan 2014 - Dec 2014	10,000	$6.15
Ceilings sold (call)	Jan 2014 - Dec 2014	26,000	$5.47
Floors purchased (put)	Jan 2014 - Dec 2014	10,000	$4.25
Floors sold (put)	Jan 2014 - Dec 2014	10,000	$3.75
			Weighted Average
Crude Oil	Period	Bbls/day	Price per Bbl
Collars (1)	Oct 2013 - Dec 2013	2,763	$81.38 - $97.61
	Jan 2014 - Dec 2014	663	$85.00 - $91.25
	Jan 2015 - Dec 2015	259	$85.00 - $91.25
Traditional three-way collars (2)	Oct 2013 - Dec 2013	2,000	$60.63 - $80.00 - $100.00
	Jan 2014 - Dec 2014	4,000	$64.94 - $85.00 - $102.50
Conservative three-way collar (3)	Oct 2013 - Dec 2013	763	$65.00 - $91.25 - $101.25
Swaps	Oct 2013 - Dec 2013	5,450	$92.72
Ceilings purchased (call)	Oct 2013 - Dec 2013	2,250	$100.00
Ceilings sold (call)	Jan 2015 - Dec 2015	1,570	$120.00
Floors purchased (put)	Oct 2013 - Dec 2013	1,750	$90.00
Floors sold (put)	Oct 2013 - Dec 2013	5,438	$76.03
	Jan 2014 - Dec 2014	663	$65.00
	Jan 2015 - Dec 2015	259	$70.00
______________________________
(1) These three-way collars are a combination of three options: a sold call, a purchased put and a sold put.
(2) These three-way collars are a combination of three options: a sold call, a purchased call and a sold put.
(3) These three-way collars are a combination of three options: a sold call, a purchased call and a sold put.

At September 30, 2013, the fair value of our open commodity derivative contracts was an asset of $5.4 million.

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

The following table summarizes the realized and unrealized gains and losses on change in fair value of our derivative contracts as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Realized gain (loss)	$(6,582)	$2,224	$(6,887)	$7,962
Unrealized gain (loss)	(7,629)	(17,795)	(2,764)	(3,081)
Net gain (loss)	$(14,211)	$(15,571)	$(9,651)	$4,881

Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based upon that evaluation, the CEO and CFO concluded that, as a result of the material weaknesses in internal control over financial reporting that are described below in Management's Report on Internal Control over Financial Reporting, the Company's disclosure controls and procedures were not effective as of September 30, 2013.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of the CEO and CFO, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducts regular periodic evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.
Our Annual Report on Form 10-K for the year ended December 31, 2012 identified fourteen material weaknesses in internal control over financial reporting and a remediation plan to resolve those material weaknesses.
As of September 30, 2013, management has sufficient evidence to conclude that remediation has been completed for four material weaknesses which were previously reported. The significant changes in internal control over financial reporting that resulted in the remediation of the material weaknesses were as follows:

•
The Company has completed the process of establishing controls, upgrading resources and improving capabilities within the internal audit, tax, and accounting organization. The Company appointed Mr. Joseph C. Daches as its Chief Financial Officer in July 2013. Since Mr. Daches’ arrival, his focus and attention has been on improving the finance and accounting organization, developing remediation plans and improving the Company’s capabilities to strengthen its control environment. Management believes that the appropriate and adequate staffing levels in accounting have been substantially achieved and will continue to supplement the Company's in-house internal audit, tax and accounting functions with the use of consultants as needed.

•
The Company has performed a formal top-down risk assessment of the Company's processes and technology as it relates to financial reporting to properly identify, develop, and maintain internal control. In addition, management has implemented a governance tool to improve the company’s control performance and monitoring function. The repository and task management tool allows the performance of the internal controls to be documented in the appropriate accounting period and enables control owners to record the performance of control activities with evidence specified or uploaded in a central repository.

•
The Company has designed effective controls over the recording of capitalized interest on debt related to assets under construction which have not been placed in service. Management has documented policies and designed appropriate controls to further strengthen the controls environment and support the remediation of the related material weakness.

•
The Company has designed effective controls over review and reporting of equity instruments including complex transactions and related arrangements. Significant transactions are reviewed by management to determine whether the complexity of such transactions warrants additional research and review from experts or consultants.

Management’s Plan for Remediation of Material Weaknesses
The Board of Directors, the Audit Committee, and senior management of the Company understand their responsibility to provide the appropriate direction and oversight governance to ensure the Company achieves effective and comprehensive internal control over financial reporting.
Financial Reporting
During 2013, management has continued to re-align positions within the accounting and financial reporting area and continued efforts to further improve processes. This improvement in processes includes new and revised controls, such as appropriate segregation of duties and enhanced review procedures, implemented during the three-month period ended September 30, 2013. A period-end close calendar and task management checklist tool has been developed to plan close cycle activities and monitor completion status to further improve timeliness and accuracy of financial reporting. In addition, the Company implemented an account reconciliation software tool to enable the tracking, monitoring and evidencing of balance sheet account reconciliations. A journal entry approval policy and procedure is being developed which outlines division of authority guidelines in support of journal entry processing. Significant progress has been made in ensuring appropriate controls over consolidation and the quarterly filing process. Specifically, management has implemented a best practices and consolidation checklist to ensure the completeness and accuracy of the financial statements.
Leasehold Property Costs
Management is implementing processes to ensure that there are appropriate and effective controls over leasehold property accounts. Additional resources have been put in place to provide the required review over this area. Management is implementing controls over documentation, retention and accuracy of records for leasehold property accounts.
In 2013, the Company’s management will continue the process of transitioning manually tracked leases to an automated land system in order to improve the completeness, accuracy, timeliness, and control of the data.  Controls over maintenance of lease records will include authorization for updates to lease files, prevention of unauthorized access to or alteration of data, monitoring of critical dates and decisions to pay delay rentals or lease extensions, and adequate support for and reconciliation of subsidiary property records.  Additional processes and controls will be implemented to address the completeness and accuracy of the reviews of oil and gas well status, lease acreage analysis, and related transfers of leasehold property costs.
Management is taking appropriate measures to ensure that proved property costs and unproved leasehold costs are reviewed periodically for impairment. These measures include documenting land management's assessment of any impairment triggers, and if required, performing property analysis in order to identify any indicators that unproved properties may be impaired due to lease expiration dates, likelihood of extending leases, unsuccessful wells drilled on the leases, commodity prices, operational issues, regulatory issues or future drilling plans. The remediation steps include coordination between the land, engineering, operating, and finance departments to develop processes and controls.
Management has begun to develop additional review controls over setup and maintenance of division of interest records and retention of adequate support and documentation. Additional controls have been designed to establish ownership and accountability of accuracy of division of interest information and coordinated communication between the land departments and accounting.
Tax
The Company now has in place a full-time tax director and a tax manager to prepare and review detailed supporting schedules of current and prior year net operating losses (NOLs) and to ensure NOLs are properly reflected in the financial statements and tax returns. Checklists and procedures are in place to define how specific tax tasks should be performed to ensure current tax basis and NOLs are properly reflected in the financial statements and tax returns. Tax controls have been developed to monitor the performance of key tasks required to prepare tax provisions and evidence completion and review of tax provision and return workpapers.
Under the direction of the CEO and CFO reporting to the Audit Committee of the Board of Directors, management will continue to take the necessary steps to improve the effectiveness of internal control over financial reporting.

This quarterly report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this quarterly report.
Changes in Internal Control over Financial Reporting
Other than our remediation of the material weaknesses described earlier, there were no material changes in our internal control over financial reporting that occurred in the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting with the exception of the remediations noted above.
PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.

On April 24, 2013, Horace Carvalho, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against the Company and certain of its officers, one of whom also currently serves as a director. Several substantially similar putative class actions have been filed in the Southern District of New York and in the Southern District of Texas. All such cases are collectively referred to as the Securities Cases. The cases filed in the Southern District of Texas have since been dismissed, but the cases in the Southern District of New York have been consolidated and remain ongoing. The complaints in the Securities Cases allege that the Company made certain false or misleading statements in its filings with the SEC, including statements related to the Company's internal and financial controls, the calculation of non-cash share-based compensation expense, the late filing of the Company's 2012 Form 10-K, the dismissal of the Company's previous independent registered accounting firm, and other matters identified in the Company's April 16, 2013 Form 8-K, as amended. The complaints demand that the defendants pay unspecified damages to the class action plaintiffs, including damages allegedly caused by the decline in the Company's stock price between February 22, 2013 and April 22, 2013. The Company and the individual defendants intend to vigorously defend the Securities Cases. It is possible that additional putative class action suits could be filed over these events.

On June 27, 2013, Timothy Bassett filed a shareholder derivative suit in the Southern District of Texas on behalf of the Company against the Company’s directors and senior officers. On September 16, 2013, Joseph Vitellone was substituted as plaintiff in the Bassett action. Several substantially similar putative derivative suits have been filed in the 151st District Court of Harris County, Texas, in the Southern District of New York and in the District of Delaware. These suits are collectively referred to as the Derivative Cases. The Derivative Cases assert that the individual defendants unjustly enriched themselves and breached their fiduciary duties to the Company by publishing allegedly false and misleading statements to the Company's investors regarding the Company's business and financial position and results, and allegedly failing to maintain adequate internal controls. The complaints demand that the defendants pay unspecified damages to the Company, including damages allegedly sustained by the Company as a result of the alleged breaches of fiduciary duties by the defendants, as well as disgorgement of profits and benefits obtained by the defendants, and reasonable attorneys', accountants' and experts' fees and costs to the plaintiff. The Derivative Cases are in their preliminary stages. It is possible that additional shareholder derivative suits could be filed over these events.

In addition, the Company received several demand letters from shareholders seeking books and records relating to the allegations in the Securities Cases and the Derivative Cases under Section 220 of the Delaware General Corporation Law.  On September 17, 2013, Anthony Scavo, who is one of the shareholders that made a demand, filed a books and records action in the Delaware Court of Chancery pursuant to Section 220 of the Delaware General Corporation Law (the “Scavo Action”).  The Scavo Action seeks various books and records relating to the claims in the Securities Cases and the Derivative Cases, as well as costs and attorneys’ fees.  The Company has filed an answer in the Scavo Action.  It is possible that additional, similar actions may be filed and that similar shareholder demands could be made.

The Company believes that these claims are covered by the terms of its directors' and officers' insurance policies, and that the coverage available under these insurance policies will be adequate to cover the costs of these claims, including professional fees and other defense costs. However, we cannot provide any assurances regarding the foregoing, and we refer you to the risk factors contained in our annual report Annual Report on Form 10-K for the year ended December 31, 2012, as such risk factors were updated in our Form S-4 Registration Statement , including the risk factor entitled "A pending SEC inquiry and pending third-party litigation may divert the attention of management and other important resources, may expose us to negative publicity and could have a material adverse effect on our business, financial condition, results of operations and cash flows."

Item 1A. Risk Factors.

None.

Item 3.         Defaults upon Senior Securities

The indenture governing our Senior Notes and each of our credit facilities, which include our MHR Senior Revolving Credit Facility and Eureka Hunter Pipeline's revolver and term loan facilities, require us to file with the SEC and make available to certain parties certain reports and documents under the Securities Exchange Act of 1934, including our Forms 10-K and 10-Q, within specified time periods after their respective SEC filing deadlines. As previously disclosed in our SEC filings, we did not timely file with the SEC our Form 10-K for the fiscal year ended December 31, 2012 or our Form 10-Q for the fiscal quarter ended March 31, 2013. We filed both of these reports with the SEC on June 14, 2013 and July 9, 2013, respectively, along with an Form 8-K/A with certain pro-forma financial information regarding our sale in April 2013 of Eagle Ford Hunter to Penn Virginia, and are presently compliant with all SEC filing requirements.
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

On July 29, 2013, subsequent to the filing of our 2012 Form 10-K and our first quarter of 2013 Form 10-Q, the Company declared cash dividends on the Company's Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock for the months of April, May, June, July and August 2013, referred to as the "Declared Accumulated Dividend." The Declared Accumulated Dividend was paid on September 3, 2013, to holders of record at the close of business on August 15, 2013. The Company has also declared and paid cash dividends on such preferred stock for September and October 2013, in accordance with its customary procedures. Therefore, all accrued and any owing dividends are now current.

Item 5.         Other Information

Financial statements of PRC Williston, LLC for the three and nine month periods ended September 30, 2013.

PRC WILLISTON, LLC
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRC WILLISTON, LLC
BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Accounts receivable	1,234	703
Prepaid expenses	31	—
Inventory	290	—
Total current assets	1,555	703

PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method	33,636	33,800
Accumulated depletion and depreciation	(16,715)	(15,543)
Total oil and natural gas properties, net	$16,921	$18,257
Total Assets	18,476	18,960

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,962	$1,403
Current portion of asset retirement obligation	962	889
Accounts payable due to Parent	61,314	58,965
Total current liabilities	64,238	61,257
NONCURRENT LIABILITIES
Asset retirement obligation	1,351	1,274
Total liabilities	65,589	62,531

MEMBER’S DEFICIT	(47,113)	(43,571)
Total Liabilities and Member’s Deficit	18,476	18,960

The accompanying Notes to the Financial Statements are an integral part of these unaudited Financial Statements.

PRC WILLISTON, LLC
STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE
Oil and natural gas sales	$2,019	$1,876	$5,315	$6,065
Total revenue	2,019	1,876	5,315	6,065

OPERATING EXPENSES
Lease operating expenses	1,465	875	3,634	3,473
Severance taxes and marketing	120	121	321	308
Impairment of proved oil and gas property	—	—	1,231	—
Depreciation, depletion, and accretion	496	488	1,265	1,717
General and administrative	439	299	953	898
Total operating expenses	2,520	1,783	7,404	6,396

OPERATING INCOME (LOSS)	(501)	93	(2,089)	(331)

INTEREST EXPENSE	(357)	(565)	(1,453)	(1,527)

NET LOSS	$(858)	$(472)	$(3,542)	$(1,858)

The accompanying Notes to the Financial Statements are an integral part of these unaudited Financial Statements.

PRC WILLISTON, LLC

STATEMENT OF CHANGES IN MEMBER’S DEFICIT
(in thousands)
(unaudited)

Balance, January 1, 2013	$(43,571)
Net loss	(3,542)
Balance, September 30, 2013	$(47,113)

The accompanying Notes to the Financial Statements are an integral part of these unaudited Financial Statements.

PRC WILLISTON, LLC
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,542)	$(1,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, and accretion	1,265	1,717
Asset impairment	1,231	—
Changes in operating assets and liabilities:
Accounts receivable	(531)	1,234
Inventory	(290)	—
Prepaid expenses and other current assets	(31)	—
Accounts payable and accrued liabilities	431	1,069
Net used in operating activities:	(1,467)	2,162

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(882)	(48)
Net cash used in investing activities	(882)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments to) Advances from parent	2,349	(2,114)
Net cash (used in)provided by financing activities	2,349	(2,114)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—

NON-CASH TRANSACTIONS
Change in accrued capital expenditures	$129	$43
Non-cash additions to asset retirement obligation	$129	$43

PRC WILLISTON, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

PRC Williston, LLC (the “Company" or “PRC Williston”) is a 87.5%- owned subsidiary of Magnum Hunter Resources Corporation, a Delaware corporation, operating directly and indirectly through its subsidiaries (“Magnum Hunter” or “Parent”), a Houston, Texas based independent exploration and production company engaged in the acquisition and development of producing properties and undeveloped acreage, the production of oil and natural gas and certain midstream and oil field service activities in the United States ("U.S."). PRC Williston is engaged in secondary enhanced oil recovery projects in the U.S., and all of its properties are non-operated in the Williston Basin.

The Company is a limited liability company (“LLC”). As an LLC, the amount of loss at risk for each individual member is limited to the amount of capital contributed to the LLC, and unless otherwise noted, the individual member’s liability for indebtedness of an LLC is limited to the member’s actual capital contribution. Magnum Hunter is the sole member of the Company; however, the Company has granted a 12.5% net profits interest to an unaffiliated third party. The net profits interest is functionally equivalent to a nonvoting class of membership interest in that it allows participation by the third party in any future distributions made by PRC Williston to the Parent on account of the Parent’s equity interest.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of PRC Williston have been prepared in accordance with accounting principles generally accepted in the U.S. and the rules of the SEC, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the U.S.

Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements as reported in the 2012 annual report on Form 10-K for PRC Williston have been omitted.

Oil and Gas Properties

Capitalized Costs

We follow the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no costs capitalized for exploratory wells pending the determination of proved reserves at either September 30, 2013 or December 31, 2012. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. No interest was capitalized during the periods presented.

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

Capitalized costs related to proved oil and gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows. We recorded proved property impairment charge of $1.2 million in the three and nine months ended September 30, 2013, and no impairments for the three and nine months ended September 30, 2012.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance in the Company's statement of operations. We recorded no impairment charges to unproved properties during the three and nine months ended September 30, 2013 or 2012.

Inventory
Commodities inventories are carried at the lower of average cost or market, on a first-in, first-out basis. The Company’s commodities inventories consist of oil held in storage. Any valuation allowances of commodities inventories are recorded as reductions to the carrying values of the commodities inventories included in the Company’s balance sheets and as charges to lease operating expense in the statements of operations. The Company had $290,000 and $0 in commodities inventory as of September 30, 2013 and December 31, 2012, respectively.

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

Based on management’s analysis, the Company did not have any uncertain tax positions as of September 30, 2013 or 2012. At September 30, 2013, and 2012, there were no material income tax interest or penalty items recorded in the statement of operations or as a liability on the balance sheet.

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

The following table summarizes the Company’s asset retirement obligation transactions during the nine months ended September 30:

Nine Months Ended September 30, 2013
(in thousands)
Asset retirement obligation at beginning of period	$2,163
Accretion expense	95
Revisions in estimated liabilities	48
Liabilities incurred	7
Asset retirement obligation at end of period	2,313
Less: current portion	(962)
Asset retirement obligation at end of period	$1,351

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

The following table sets forth the Company’s related-party expenses during the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Interest expense	$357	$565	$1,453	$1,527
General and administrative	$439	$299	$953	$898

Accumulated interest and general and administrative expense allocated to PRC Williston are included in accounts payable due to Parent. At September 30, 2013, the balance due to Magnum Hunter was $61.3 million, and $59.0 million at December 31, 2012.

NOTE 5 - GUARANTEE

On May 16, 2012, the Company was named a guarantor subsidiary to the Senior Notes issued by the Parent, which are due May 15, 2020. The Senior Notes were issued by the Parent pursuant to an indenture entered into on May 16, 2012, as supplemented, among the Parent, the subsidiary guarantors party thereto, Wilmington Trust, National Association, as the trustee, and Citibank, N.A., as the paying agent, registrar and authenticating agent.  The terms of the Senior Notes are governed by the indenture, which contains affirmative and restrictive covenants that, among other things, limit the Parent's and the guarantors' ability to incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness or make certain other restricted payments; transfer or sell assets; make loans and other investments; create or permit to exist certain liens; enter into agreements that restrict dividends or other payments from restricted subsidiaries to the Company; consolidate, merge or transfer all or substantially all of their assets; engage in transactions with affiliates; and create unrestricted subsidiaries.

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

The Parent had $600.0 million in principal outstanding under the Senior Notes as of September 30, 2013. The Company shares joint and several liability with other guaranteeing subsidiaries of the Parent, and the Company does not expect the default provisions to require recourse to the lenders. As such, the Company cannot estimate any potential loss as a result of the guarantee of indebtedness of the Parent. As of September 30, 2013, the Parent was in compliance with Senior Note debt covenants as described in Magnum Hunter's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, in "Note 7 - Long-Term Debt."

Item 6.        Exhibits

See list of exhibits in the Index to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MAGNUM HUNTER RESOURCES CORPORATION

Date: November 8, 2013	/s/ Gary C. Evans
Gary C. Evans,
Chairman and Chief Executive Officer

Date: November 8, 2013	/s/ Joseph C. Daches
Joseph C. Daches,
Senior Vice President and Chief
Financial Officer

INDEX TO EXHIBITS

2.1	Asset Purchase Agreement, dated as of August 12, 2013, between Triad Hunter, LLC and MNW Energy, LLC.#+

2.2
Purchase and Sale Agreement, dated as of September 2, 2013, between Williston Hunter, Inc. and Oasis Petroleum of North America LLC (incorporated by reference from the Registrant's current report on Form 8-K filed on September 4, 2013).

4.1
Certificate of Designation of Rights and Preferences of 8.0% Series D Cumulative Preferred Stock, dated March 16, 2011 (incorporated by reference from the Registrant’s current report on Form 8-K filed on March 17, 2011).

4.2	Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock (incorporated by reference from the Registrant's current report on Form 8-K filed on May 5, 2011).

4.3
Registration Rights Agreement, dated May 16, 2012, by and among the Registrant, the Guarantors named therein and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as the representatives of the several Initial Purchasers named therein (incorporated by reference from the Registrant’s current report on Form 8-K filed on May 16, 2012).

4.3.1
Amendment Agreement to Registration Rights Agreement, dated December 13, 2012, by and among the Registrant, the Guarantors named therein and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as the representatives of the several Initial Purchasers named therein (incorporated by reference from the Registrant's registration statement on Form S-4 filed on January 14, 2013).

4.3.2
Amendment Agreement No. 2 to Registration Rights Agreement, dated July 23, 2013, by Shale Hunter, LLC for the benefit of the holders of the Initial Securities (including the Initial Purchasers), the Exchange Securities and the Private Exchange Securities.#

4.4
Indenture, dated May 16, 2012, by and among the Registrant, the Guarantors named therein, Wilmington Trust, National Association and Citibank, N.A., as Paying Agent, Registrar and Authenticating Agent (incorporated by reference from the Registrant’s current report on Form 8-K filed on May 16, 2012).

4.4.1
First Supplemental Indenture, dated October 18, 2012, by and among the Registrant, the Guarantors named therein, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Paying Agent, Registrar and Authenticating Agent (incorporated by reference from the Registrant's registration statement on Form S-4 filed on January 14, 2013).

4.4.2
Second Supplemental Indenture, dated December 13, 2012, by and among the Registrant, the Guarantors named therein, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Paying Agent, Registrar and Authenticating Agent (incorporated by reference from the Registrant's registration statement on Form S-4 filed on January 14, 2013).

4.4.3
Third Supplemental Indenture, dated April 24, 2013, by and among the Registrant, the Guarantors named therein, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Paying Agent, Registrar and Authenticating Agent (incorporated by reference from the Registrant's annual report on Form 10-K filed on June 14, 2013).

4.4.4
Fourth Supplemental Indenture, dated July 23, 2013, by and among Shale Hunter, LLC, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Paying Agent, Registrar and Authenticating Agent (incorporated by reference from the Registrant's quarterly report on Form 10-Q filed on August 9, 2013).

10.1
Eighteenth Amendment to Second Amended and Restated Credit Agreement, dated August 7, 2013, by and among the Registrant, Bank of Montreal, as administrative agent, and the lenders and guarantors party thereto (incorporated by reference from the Registrant's quarterly report on Form 10-Q filed on August 9, 2013).

10.2
Warrants Agreement (including Form of Warrant Certificate) between the Registrant and American Stock Transfer & Trust Company, dated October 15, 2013 (incorporated by reference from the Registrant’s current report on Form 8-K filed on October 21, 2013).

12.1	Computation of Ratio of Earnings to Fixed Charges.#

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.@

101.INS	XBRL Instance Document.^

101.SCH	XBRL Taxonomy Extension Schema Document.^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.^

101.DEF	XBRL Taxonomy Extension Definition Presentation Linkbase Document.^

+	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

#	Filed Herewith

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