Form 10-K/A
period 2013-12-31
MAGNUM HUNTER RESOURCES CORP
filed 2014-03-18
CIK 1335190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
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
None
____________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes  ☐    No   ☒
Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                     Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                             Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.                                                     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: None

EXPLANATORY NOTE

This amendment is being filed solely for the purpose of refiling certain exhibits that did not have conformed signatures.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES CORPORATION

By:	/s/ GARY C. EVANS
Gary C. Evans
Chairman of the Board and Chief Executive Officer
Date: March 18, 2014

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

12.1	Computation of Ratio of Earnings to Fixed Charges (previously filed with the Registrant's annual report on Form 10-K filed on February 25, 2014).

21.1	List of Subsidiaries (previously filed with the Registrant's annual report on Form 10-K filed on February 25, 2014).

23.1	Consent of BDO USA, LLP (previously filed with the Registrant's annual report on Form 10-K filed on February 25, 2014).

23.2	Consent of Hein & Associates LLP (previously filed with the Registrant's annual report on Form 10-K filed on February 25, 2014).

23.3	Consent of Cawley Gillespie & Associates, Inc (previously filed with the Registrant's annual report on Form 10-K filed on February 25, 2014).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

99.1
Independent Engineer Reserve Report for the year ended December 31, 2013 prepared by Cawley Gillespie & Associates, Inc (previously filed with the Registrant's annual report on Form 10-K filed on February 25, 2014).

101.INS	XBRL Instance Document (previously filed with the Registrant's annual report on Form 10-K filed on February 25, 2014).

101.SCH	XBRL Taxonomy Extension Schema Document (previously filed with the Registrant's annual report on Form 10-K filed on February 25, 2014).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (previously filed with the Registrant's annual report on Form 10-K filed on February 25, 2014).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (previously filed with the Registrant's annual report on Form 10-K filed on February 25, 2014).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (previously filed with the Registrant's annual report on Form 10-K filed on February 25, 2014).

101.DEF	XBRL Taxonomy Extension Definition Presentation Linkbase Document (previously filed with the Registrant's annual report on Form 10-K filed on February 25, 2014).

*	The referenced exhibit is a management contract, compensatory plan, or arrangement.

+	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

@	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

#	Filed Herewith