Form 10-K/A
period 2013-12-31
MAGNUM HUNTER RESOURCES CORP
filed 2014-03-31
CIK 1335190

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
Registrant's telephone number including area code: (832) 369-6986

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
None
____________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes  ☐    No   ☒
Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                     Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                             Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.                                                     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act     Yes  ☐    No ☒
State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $585,926,716
As of February 18, 2014, 171,910,067 shares of the registrant's common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: None

EXPLANATORY NOTE

This Form 10-K/A (this "Amendment") amends Magnum Hunter Resources Corporation's (the "Company") annual report on Form 10-K for the year ended December 31, 2013, as amended (the "Original 10-K"), which was filed with the Securities and Exchange Commission (the "Commission") on February 25, 2014 and amended on March 18, 2014. The Company is filing this Amendment for the sole purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company's definitive proxy statement if such statement is filed no later than 120 days after the Company's fiscal year-end. The Company is filing this Amendment to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K. The reference on the cover of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14, of the Original 10-K are hereby amended and restated in their entirety, and the Index to Exhibits of the Original 10-K is hereby amended and restated in its entirety.
This Amendment speaks as of the original filing date of the Original 10-K and reflects only the changes to the cover page, Items 10 through 14 of Part III and the Index to Exhibits. No other information included in the Original 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way, and the Company has not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-K or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.
We have also included as exhibits the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
This Amendment should be read in conjunction with the Company's filings with the Commission made subsequent to February 25, 2014, the date of the original filing.

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
We have adopted Corporate Governance Guidelines that address significant issues of corporate governance and set forth the procedures by which the Board carries out its responsibilities. Among the areas addressed by the guidelines are director qualifications and responsibilities, Board committee responsibilities, selection and election of directors, director compensation and tenure, Board meeting requirements and Board and committee performance evaluations. The Governance Committee is responsible for assessing and periodically reviewing the adequacy of these guidelines. Our Corporate Governance Guidelines are available on the Company's website under the "Corporate Governance" link under the "Investors" tab at www.magnumhunterresources.com.
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
J. Raleigh Bailes, Sr., age 65, has been a director of Magnum Hunter since 2006. Mr. Bailes has been a partner of Bailes, Bates & Associates, LLP, a tax and accounting firm, since March 2003. Between November 1999 and March 2003, Mr. Bailes owned and managed J. Raleigh Bailes, CPA, a tax and accounting firm. Mr. Bailes is admitted to practice before the U.S. Tax Court and is licensed by the State of Texas as a certified public accountant. The Board has concluded that the Company benefits from Mr. Bailes' tax, accounting and industry experience.
Victor G. Carrillo, age 49, has been a director of Magnum Hunter since January 2011. Mr. Carrillo currently serves as President and Chief Operating Officer and a director of Zion Oil & Gas, Inc., or Zion, a company engaged in oil and gas exploration primarily in Israel and areas located on-shore between Haifa and Tel Aviv, a position he has held since October 2011. Mr. Carrillo has also served as a director of Zion since September 2010, and he served as an executive vice president and a director of Zion from January 2011 to October 2011. From 2003 to 2010, Mr. Carrillo served as a commissioner on the Texas Railroad Commission. During his time of service on the Texas Railroad Commission, Mr. Carrillo also served as Chairman of the Governor's Texas Energy Planning Council. During his career, Mr. Carrillo has also served as the Chairman of the Outer Continental Shelf Advisory Committee to the U.S. Secretary of the Interior, Vice Chairman of the Interstate Oil and Gas Compact Commission, a member of the Committee on Gas for the National Association of Regulatory Utility Commissioners and a member of the board of directors of Advisors to the Texas Journal of Oil, Gas & Energy Law at the University of Texas School of Law. Hispanic Business Magazine has named Mr. Carrillo one of the 100 Most Influential Hispanics in the United States. Mr. Carrillo received a B.S. in geology from Hardin-Simmons University, an M.S. in geology from Baylor University, a Juris Doctorate with emphasis in both environmental and oil and gas law from the University of Houston Law Center and an honorary Doctorate from Hardin-Simmons University. The Board has concluded that the Company benefits from Mr. Carrillo's vast educational and professional experience related to the crude oil and natural gas exploration and production segment of the energy industry.
Rocky L. Duckworth, age 63, has been a director of Magnum Hunter since October 2013. Mr. Duckworth brings more than 40 years of regulatory compliance, financial reporting (including internal controls over financial reporting), technical accounting and oil and gas accounting experience to the Board. Currently, Mr. Duckworth serves as a director of Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP. Mr. Duckworth retired from KPMG LLP in September 2010 after more than 38 years of service, including more than 29 years as a partner. From 2000 to September 2010, Mr. Duckworth served global energy clients, and he was the energy industry leader of the audit practice in KPMG's Houston office until 2006. Prior to relocating to Houston, Mr. Duckworth was the Managing Partner of KPMG's Oklahoma City office from 1987 to 2000. Mr. Duckworth was the partner in charge of the audit practice in Oklahoma City from 1984 until 1987. Mr. Duckworth earned a Bachelor of Science in Accounting with honors from Oklahoma State University. Mr. Duckworth was commissioned a 2nd lieutenant in the U.S. Army upon graduation from Oklahoma State University. In May 2011, Mr. Duckworth was appointed by the Governor as a member of the board of directors of the Texas State Board of Public Accountancy and is a certified public accountant in the State of Texas. The Board has concluded that the Company benefits from Mr. Duckworth's extensive audit and SEC reporting experience serving public oil and natural gas production companies.

Gary C. Evans, age 57, has been a director of Magnum Hunter since 2009. Mr. Evans was appointed as Chairman of the Board and Chief Executive Officer of the Company in May 2009. Mr. Evans previously founded and served as the Chairman and Chief Executive Officer of Magnum Hunter Resources, Inc., or MHRI, an unrelated NYSE-listed company of similar name, for twenty years before selling MHRI to Cimarex Energy for approximately $2.2 billion in June 2005. In 2005, Mr. Evans founded Wind Energy, LLC, a renewable energy company which was subsequently acquired in December 2006 by GreenHunter Resources, Inc., or GreenHunter, an NYSE MKT-listed company focusing on oil field water management and clean water technologies active in the unconventional resource plays. Mr. Evans has served as Chairman of GreenHunter since December 2006, and as interim Chief Executive Officer of GreenHunter since January 15, 2014. He previously served as Chief Executive Officer of GreenHunter from December 2006 through December 2012. Mr. Evans serves as an individual trustee of TEL Offshore Trust, a publicly-listed oil and gas trust, and is a director of Novavax Inc., a NASDAQ-listed clinical-stage vaccine biotechnology company. Mr. Evans was recognized by Ernst & Young LLP as the Southwest Area 2004 Entrepreneur of the Year for the Energy Sector and was subsequently inducted into the World Hall of Fame for Ernst & Young Entrepreneurs. Mr. Evans was also recognized as the Energy Industry Leader of the year in 2013 and chosen by Finance Monthly in 2013 as one of the most respected CEO's. Mr. Evans was recently chosen as the Best CEO in the "Large Company" category by Texas Top Producers in 2013. He additionally won the Deal Maker of the Year Award in 2013 by Finance Monthly. Mr. Evans serves on the Board of the Maguire Energy Institute at Southern Methodist University and speaks regularly at energy industry conferences around the world on the current affairs of the oil and gas business. The Board has concluded that the Company benefits from Mr. Evans' extensive oil and gas industry expertise, his expertise as a chief executive officer with publicly held energy companies, his industry, investment banking and commercial lending contacts and his vast professional experience.
Stephen C. Hurley, age 64, has been a director of Magnum Hunter since October 2011. Mr. Hurley has 38 years of experience in the oil and gas industry. He also serves on the board of directors of Brigham Resources, LLC, a privately held oil and gas company. He is a former member of the board of directors of Brigham Exploration Company, serving from December 2002 to December 2011 when the company was sold to Statoil ASA for $4.6 billion. He also served on the audit and compensation committees of Brigham Exploration Company. Mr. Hurley is a former President and board member of Hunt Oil Company, having been associated with Hunt Oil Company from August 2001 to February 2012. Prior to joining Hunt Oil Company, Mr. Hurley served as Chief Operating Officer, Executive Vice President and a member of the board of directors for Chieftain International, Inc. from August 1995 to August 2001, when Hunt Oil Company bought Chieftain International, Inc. Prior to joining Chieftain International, Inc., Mr. Hurley was Executive Vice President of worldwide Exploration and Production for Murphy Exploration and Production Company. During his 16 year tenure at Murphy Exploration and Production Company, he held the positions of Senior Geologist, Exploration Manager, Vice President and Executive Vice President. From 1975 to 1980, Mr. Hurley was a geologist with Exxon Company USA, having been recruited out of college. Mr. Hurley holds both Bachelor of Science and Master of Science degrees in geology from the University of Arkansas and an advanced degree in business studies from Harvard University. He is a past President of both the Dallas Petroleum Club and Dallas Wildcatters Committee. The Board has concluded that the Company benefits from Mr. Hurley's extensive executive-level experience in the energy industry.
Joe L. McClaugherty, age 62, has been a director of Magnum Hunter since 2006. Mr. McClaugherty is a senior partner of McClaugherty & Silver, P.C., a full service firm engaged in the practice of civil law located in Santa Fe, New Mexico. He has practiced law for 38 years and has a Martindale-Hubbell rating of AV Preeminent and is a Fellow of the International Academy of Trial Lawyers. Prior to founding McClaugherty & Silver, P.C. in 1992, he was the Managing Partner of the Santa Fe office of Kemp, Smith, Duncan & Hammond, and, earlier, of Rodey, Dickason, Sloan, Akin & Robb. Mr. McClaugherty has served on numerous boards of both international and domestic companies. He received a BBA with Honors from the University of Texas in 1973 and a JD with Honors from the University of Texas School of Law in 1976. He is admitted to the Bars of the State of New Mexico, State of Texas, State of Colorado, United States Federal District Court for the State of New Mexico, United States Federal District Court for the State of Colorado, United States Court of Appeals for the Tenth Circuit and the United States Supreme Court. The Board has concluded that the Company benefits from Mr. McClaugherty's business and law degrees from the University of Texas at Austin, his approximately 38 years of legal experience in a broad-based civil practice and his extensive experience on boards of both international and domestic companies.
Jeff Swanson, age 58, has been a director of Magnum Hunter since 2009. Mr. Swanson currently serves as the President and Chief Executive Officer of GrailQuest Corp., a privately held company providing software and services to the oil and gas industry, a position he has held since January 1999. Mr. Swanson is also the President and Chief Executive Officer of Swanson Consulting Inc., a provider of geological and engineering geosciences studies for the oil and gas industry. He has been actively engaged in the exploration and production sectors of the oil and gas industry for over 30 years. Mr. Swanson co-founded Stratamodel, Inc., which developed the first commercially available 3-D geocellular technology, now a standard workflow tool in the oil and gas industry. He is co-author of two patents including ReservoirGrail, an increasingly used reservoir volumetric material balancing simulator. Mr. Swanson received his B.B.A. from Southern Methodist University and is a member of the Society of Petroleum Engineers (SPE), Association of Petroleum Geologists (AAPG), Houston Geological Society (HGS), Independent Petroleum Association of America (IPAA) and the National Stripper Well Association (NSWA). He is an individual trustee of TEL Offshore Trust, a publicly-listed oil and gas trust. Mr. Swanson is a published author of several papers and articles regarding various technologies and methodologies used for enhancing and increasing the value of mature oil and gas fields. The Board has concluded that the Company benefits from Mr. Swanson's experience as a chief executive officer and his oil and gas industry expertise, particularly his technical expertise with respect to oil field and reserve estimation technology.
Biographical Information of Our Executive Officers
The following is a brief biography of each of our executive officers other than Mr. Evans, whose biographical information is included above.
Joseph C. Daches, age 47, has served as Senior Vice President and Chief Financial Officer of the Company since July 2013. Mr. Daches has more than 20 years of regulatory compliance, financial reporting, technical accounting, management and oil and gas accounting experience, primarily within the energy industry. Prior to joining the Company, Mr. Daches had served as Executive Vice President and Chief Accounting Officer of Energy & Exploration Partners, Inc. since September 2012 and as a director of that company since April 2013. He previously served as a partner and Managing Director of the Willis Consulting Group, LLC, from January 2012 to September 2012. From October 2003 to December 2011, Mr. Daches served as the Director of E&P Advisory Services at Sirius Solutions, LLC, where he was primarily responsible for financial reporting, technical, and oil and gas accounting and the overall management of the E&P advisory services practice. Mr. Daches earned a Bachelor of Science in Accounting from Wilkes University in Pennsylvania, and he is a certified public accountant in good standing with the Texas State Board of Public Accountancy.
R. Glenn Dawson, age 57, currently serves as Executive Vice President of the Company and as President of our Williston Basin Division. Mr. Dawson joined the Company in May 2011 when it acquired NuLoch Resources, Inc., renamed Williston Hunter Canada, Inc., a company for which Mr. Dawson had served as President and CEO. He has over 30 years of experience in oil and gas exploration in North America. His principal responsibilities have involved the generation and evaluation of drilling prospects and production acquisition opportunities. In the early stages of his career, Mr. Dawson was employed as an exploration geologist by Sundance Oil and Gas, Inc., a public company located in Denver, Colorado, concentrating on their Canadian operations. From December 1985 to September 1998, Mr. Dawson held a variety of managerial and technical positions with Summit Resources, a then-public Canadian oil and gas exploration and production company, including Vice President of Exploration, Exploration Manager and Chief Geologist. He served as Vice President of Exploration with PanAtlas Energy Inc., a then-public Canadian oil and gas exploration and production company, from 1999 until its acquisition by Velvet Exploration Ltd. in July 2000. Mr. Dawson was a co-founder and Vice President of Exploration of TriLoch Resources Inc., a then-public Canadian oil and gas exploration company, from 2001 to 2005, until it was acquired by Enerplus Resources Fund. As a result of the sale of TriLoch Resources Inc. to Enerplus Resources Fund, Mr. Dawson founded NuLoch Resources, Inc. in 2005. Mr. Dawson graduated in 1980 from Weber State University of Utah with a Bachelor's degree in Geology and attended the University of Calgary from 1980 to 1982 in the Masters Program for Geology.
James W. Denny, III, age 66, currently serves as Executive Vice President of the Company and as President of our Appalachian Division. Mr. Denny has served as an Executive Vice President of the Company since March 2008. Mr. Denny brings more than 35 years of industry related experience to the Company. Prior to joining Magnum Hunter, Mr. Denny served as President and Chief Executive Officer of Gulf Energy Management Company, a wholly-owned subsidiary of Harken Energy Corporation from January 2005 to October 2007. Mr. Denny served in various positions of responsibility during his tenure with Harken Energy Corporation from 1998 to 2005. In his capacity as President and Chief Executive Officer of Gulf Energy Management, Mr. Denny was responsible for all facets of Gulf Energy Management's North American operations. He is a registered Professional Engineer (Louisiana) and is a Certified Earth Scientist. He is also a member of various industry associations, including the American Petroleum Institute, the National Society of Professional Engineers, the Society of Petroleum Engineers, and the Society of Petroleum Evaluation Engineers. He is a graduate of the University of Louisiana-Lafayette with a B. S. in Petroleum Engineering.
H.C. "Kip" Ferguson, III, age 48, currently serves as Executive Vice President - Exploration of the Company. Mr. Ferguson has served as an Executive Vice President of the Company since October 2009 and was President of our Eagle Ford Shale Division from 2011 until April 2013. Mr. Ferguson was formerly the President of Sharon Resources, Inc. from September 1999 until the company was acquired by Magnum Hunter in October 2009 and subsequently renamed Eagle Ford Hunter, Inc. As President of Sharon Resources, Inc., Mr. Ferguson's responsibilities included supervision of the day-to-day activities of that company, budget planning for operations, supervision of the development of exploratory projects within numerous basins and involvement in extensive field studies and trend analysis, using advanced drilling and completion technology. Mr. Ferguson brings more than 20 years of exploration and development experience in several major U.S. basins to the Company. Mr. Ferguson served on the board of Sharon Resources, Inc. and Sharon Energy Ltd. from September 1999 to October 2009. Mr. Ferguson served on the board for Diaz Resources, Inc. from 2005 to 2009. Mr. Ferguson is a third-generation geologist with a degree in Geology from the University of Texas at Austin.
Paul M. Johnston, age 58, has served as Senior Vice President and General Counsel of the Company since June 2010. Mr. Johnston has over 30 years of increasing responsibility and management experience in all facets of general corporate, finance, securities and regulatory related legal matters. He is a former partner with the Dallas-based law firm, Thompson & Knight, LLP, representing both private and publicly held companies during his twenty-year career with the firm. Mr. Johnston also had ten years of in-house counsel experience before joining Magnum Hunter, including his service as Vice President and Corporate Counsel for an NYSE-listed Fortune 250 company from 2000 to 2007, and his service as General Counsel for Links Business Capital, LP, the manager for an SEC-registered investment advisor involved in the management of onshore and offshore hedge funds, from 2007 to 2010. A 1977 graduate of Texas Tech University, Mr. Johnston received his Juris Doctorate from Texas Tech University in 1980.
Don Kirkendall, age 57, has served as Senior Vice President of the Company and as Senior Vice President of our subsidiary, Eureka Hunter Pipeline, LLC, since June 2010. Mr. Kirkendall has served as a Senior Vice President of the Company since September 2009. Prior to serving in his current roles, Mr. Kirkendall served as President of Magnum Hunter from March 2006 to September 2009 and as Executive Vice President of Magnum Hunter from August 2005 to March 2006. Mr. Kirkendall also served on the Company's Board from August 2005 to September 2009. Prior to his employment with Magnum Hunter in August 2005, Mr. Kirkendall was self-employed as a consultant focused on oil and gas upstream and midstream operations. Mr. Kirkendall brings more than 32 years of diversified energy experience to Magnum Hunter. His background includes interstate pipeline business along with natural gas marketing and exploration experience. He co-founded and managed a successful natural gas marketing company along with an associated exploration company that specialized in drilling Texas Gulf Coast and South Texas oil and gas prospects. Mr. Kirkendall received his B.B.A. from Southwest Texas State University.
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
In addition, the Board looks for nominees who possess a broad range of business experience, diversity ("diversity" being broadly construed to mean a variety of opinions, perspectives, experiences and backgrounds, such as gender, race and ethnicity differences, as well as other differentiating characteristics, all in the context of the requirements of our Board at that point in time), professional skills, geographic representation and other qualities it considers important in light of our business plan. The Board evaluates the makeup of its membership in the context of the Board as a whole, with the objective of recommending a group that can effectively work together using its diversity of experience to see that Magnum Hunter is well managed and represents the interests of the Company and its stockholders.
Under the terms of a previously existing employment agreement, which expired in May 2012, Gary C. Evans, our Chairman of the Board, was entitled to nominate one member to our Board. Pursuant to that agreement, he nominated Jeff Swanson in August 2009.
Our common stockholders may submit the names and other information regarding individuals they wish to be considered for nomination as directors by writing to our Corporate Secretary at 777 Post Oak Boulevard, Suite 650, Houston, Texas 77056.
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
The Board appointed Mr. McClaugherty as the Company's lead independent director for a one-year term commencing on April 13, 2013. The Board intends to continue to maintain a lead independent director on the Board. The additional responsibilities of the lead independent director include: (i) chairing executive sessions where independent directors meet either before or after regularly scheduled Board meetings and, as appropriate, providing prompt feedback to the Chairman of the Board and the CEO, (ii) calling, setting the agenda for and chairing periodic executive sessions and meetings of the independent directors and reporting accordingly to the full Board, (iii) chairing Board meetings in the absence of the Chairman of the Board, (iv) providing feedback to the Chairman of the Board and CEO on corporate and Board policies and strategies and acting as a liaison between the Board and the CEO, (v) facilitating one-on-one communication between directors and committee chairs and the Chairman of the Board and CEO and other senior managers to keep abreast of their perspectives, (vi) in concert with the Chairman of the Board and CEO, advising on the agenda and schedule for Board meetings and strategic planning sessions based on input from directors, (vii) providing advance feedback on background materials and resources necessary or desirable to assist the directors in carrying out their responsibilities, and reviewing Board materials and background papers in advance of Board meetings, (viii) interviewing potential candidates for election to the Board, (ix) holding one-on-one discussions with individual directors when deemed appropriate by the Chairman of the Board or the lead independent director, (x) overseeing the evaluation of individual members of the Board and of the CEO and (xi) carrying out such other duties as are requested by the Board from time to time.
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
Stockholder Communications with the Board of Directors
Stockholders and other interested parties who wish to communicate with our non-management directors or the entire Board may do so by making a submission in writing to "Board of Directors (independent members)" or "Board," respectively, in care of our Corporate Secretary at 777 Post Oak Boulevard, Suite 650, Houston, Texas 77056. Our Corporate Secretary will then forward all such communications (excluding routine advertisements and business solicitations) to each member of our Board, or the applicable individual directors.
We reserve the right to screen materials sent to our directors for potential security risks and/or harassment purposes. Stockholders also have an opportunity to communicate with our Board at our annual meetings of stockholders.

Attendance at Meetings of Stockholders
All directors are expected to attend annual meetings of our stockholders, subject to occasional excused absences due to illness or unavoidable conflicts. All of our directors as of the 2013 annual meeting of our stockholders attended that meeting.
Our Board Committees
The Board of Directors oversees the management of the business and affairs of our Company. The Board has three standing committees: the Audit Committee, the Compensation Committee and the Governance Committee, each of which is described below. Each committee operates under a written charter adopted by the Board.
In 2013, the Board met 15 times and acted by unanimous written consent five times; the Audit Committee met 34 times; the Compensation Committee met 21 times; and the Governance Committee met 27 times. Each director attended more than 96% of the meetings of the Board and the committees on which he served. The following table sets forth the committees of the Board and their members as of the date of the filing of this amendment to our annual report on Form 10-K/A:

Director	Audit Committee	Compensation Committee	Governance Committee
J. Raleigh Bailes, Sr.	✓
Victor G. Carrillo			*✓
Rocky L. Duckworth	*✓
Gary C. Evans
Joe L. McClaugherty	✓	*✓
Stephen C. Hurley	✓	✓	✓
Jeff Swanson		✓	✓
(*) Denotes Chair
From time to time, the Board also establishes special committees to address specific matters. In 2013, the Board appointed Messrs. McClaugherty and Hurley as members of a special committee of the Board tasked with addressing litigation matters.
Website Availability of Documents
Our annual report on Form 10-K for the fiscal year ended December 31, 2013, this amendment to our annual report on Form 10-K/A for the fiscal year ended December 31, 2013, all of our other SEC filings, the charters of the Audit Committee, Compensation Committee and Governance Committee, our Code of Conduct and Ethics and our Corporate Governance Guidelines can be found on our website at www.magnumhunterresources.com. The committee charters, Code of Conduct and Ethics and Corporate Governance Guidelines are located under the "Corporate Governance" link under the "Investors" tab. Unless specifically stated herein, documents and information on our website are not incorporated by reference in this annual report.
Audit Committee
Our Audit Committee assists the Board in fulfilling its oversight responsibilities by, among other things, reviewing the financial information that will be provided to the stockholders and others; reviewing the internal controls over financial reporting that management has established; appointing, retaining and overseeing the performance of our independent registered public accounting firm; and overseeing our accounting and financial reporting processes and the audits of our financial statements. Our Audit Committee also consults with our management and our independent registered public accounting firm prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into aspects of our financial affairs. Our Audit Committee, along with our Governance Committee, are responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, our Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors, including approving services and fee arrangements.
The current members of our Audit Committee are Messrs. Bailes, Duckworth, Hurley and McClaugherty. Mr. Bailes served as Chairman of the Audit Committee during 2013 and through February 25, 2014, the date on which the Company filed its 2013 annual report on Form 10-K. Mr. Duckworth was appointed by the Board as Chairman of the Audit Committee on February 27, 2014.
Our Audit Committee must include at least one member who has been determined by our Board to meet the qualifications of an audit committee financial expert in accordance with SEC rules. Our Board has determined that all of the members of our Audit Committee meet the independence and other requirements for audit committee membership of the NYSE listing standards and SEC requirements. The Board has also determined that Messrs. Duckworth and Bailes are audit committee financial experts, as that term is defined in the SEC rules. Mr. Duckworth is a certified public accountant with more than 38 years of service in public accounting. Mr. Bailes is a certified public accountant and has been engaged in a public accounting and tax practice for approximately the last 39 years. In addition, Messrs. Hurley and McClaugherty have a fundamental understanding of financial statements.
Since its formation in April 2006, the Audit Committee has approved all audit fees, audit-related fees, tax fees and special engagement fees of the Company's independent public accounting firm. The Audit Committee approved 100% of such fees for the year ended December 31, 2013.
Based on the Audit Committee's review and discussions noted above, the Audit Committee recommended to our Board of Directors that Magnum Hunter's audited financial statements for the year ended December 31, 2013 be included in our annual report on Form 10-K for the year ended December 31, 2013.
Compensation Committee
Our Board's Compensation Committee discharges the Board's responsibilities relating to the compensation of our directors and officers. The Compensation Committee has the overall responsibility for, among other things, establishing the compensation levels and direct and indirect benefits of our officers and directors; making recommendations to the Board with respect to the establishment and terms of incentive compensation plans and equity-based plans and administering such plans; reviewing and evaluating the Company's compensation program and such program's coordination and execution; establishing and reviewing policies with respect to management and director perquisites; engaging any outside consultant to assist in determining appropriate compensation levels for our officers and directors; and reviewing and discussing with management the Compensation Discussion and Analysis included in the Company's annual report on Form 10-K or proxy statement. In addition, our Compensation Committee administers our Stock Incentive Plan, including reviewing and granting restricted stock and other share-based awards, with respect to our directors, officers and employees.
The current members of our Compensation Committee are Messrs. Hurley, McClaugherty, and Swanson. Mr. McClaugherty serves as Chairman of the Compensation Committee. The members of our Compensation Committee are independent, as independence for directors is defined by NYSE rules.
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
The Board will consider recommendations of director nominees from common stockholders that are submitted in accordance with the procedures for nominations set forth under the section entitled "Other Matters-Stockholder Proposals for 2014 Annual Meeting" in the Company's proxy statement for its 2014 annual meeting of stockholders when the proxy statement is filed. In addition, such recommendations should be accompanied by the candidate's name, biographical data, qualifications and a written statement from the individual evidencing his or her consent to be named as a candidate and, if nominated and elected, to serve as a director. Other than as stated herein, we do not have a formal policy with respect to consideration of director candidates recommended by stockholders, as the Board believes that each candidate, regardless of the source of the recommendation, should be evaluated in light of all relevant facts and circumstances.
Nominees for director are selected on the basis of, among other things, independence, experience, knowledge, skills, expertise, integrity, ability to make independent analytical inquiries, understanding of the Company's business environment, ability to devote adequate time and effort to Board responsibilities and commitments to other public company boards. Other criteria for director candidates considered by the Governance Committee and by the full Board include age, diversity ("diversity" being broadly construed to mean a variety of opinions, perspectives, experiences and backgrounds, such as gender, race and ethnicity differences, as well as other differentiating characteristics, all in the context of the requirements of our Board at that point in time), whether the candidate has any conflicts of interest, whether the candidate has the requisite independence and skills for Board and committee service under applicable SEC and NYSE rules, how the candidate's skills and experience enhance the overall competency of the Board, and whether the candidate has any special background relevant to Magnum Hunter's business.
The current members of our Governance Committee are Messrs. Carrillo, Hurley and Swanson. Mr. Carrillo serves as Chairman of the Governance Committee. The members of our Governance Committee are independent, as independence for directors is defined by NYSE rules.
Committee Interlocks and Insider Participation
Only one of our directors, Gary C. Evans, also serves as an executive officer of Magnum Hunter. Mr. Evans does not serve on any of our standing committees, and no other member of our Board is employed by Magnum Hunter or its subsidiaries.
Mr. Evans also serves as Chairman of the board of directors of GreenHunter and is a major stockholder of GreenHunter. In addition, Mr. Evans currently serves as the interim Chief Executive Officer of GreenHunter. Other than as described above, none of our executive officers serves on the board of directors of another entity whose executive officers serve on our Board. No officer or employee of Magnum Hunter, other than Mr. Evans, participated in the deliberations of our Board or our Compensation Committee concerning executive officer or director compensation.
Director and Officer Indemnification
Our bylaws permit the Company to indemnify the Company's directors and officers to the fullest extent permitted by law. We also maintain directors' and officers' liability insurance.  Additionally, we have, from time to time, entered into separate indemnification agreements with persons who were in service as directors and executive officers of the Company at such time (some of whom are no longer serving in such capacities) that provide broader indemnification than that required under the Delaware General Corporation Law. These agreements, among other things, require us to indemnify our directors and executive officers to the fullest extent permitted by applicable law for certain expenses, including attorneys' fees, judgments, penalties, fines and settlement amounts actually and reasonably incurred by a director or executive officer in any action or proceeding arising out of his service as one of our directors or executive officers, or any of our subsidiaries, or any other company or enterprise to which the person provides services at our request, including liability arising out of negligence or active or passive wrongdoing by the officer or director.  We believe that these agreements are necessary to attract and retain qualified directors and executives.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial holders of more than 10% of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our stock. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during the year ended December 31, 2013 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2013, and any written representations provided to us, we believe that all of our directors, executive officers and beneficial holders of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2013.
Item 11. EXECUTIVE COMPENSATION
Director Compensation
Our Compensation Committee reviews, not less frequently than bi-annually, and recommends to our Board for approval, fees and other compensation and benefits for our non-employee directors. Also, our Compensation Committee frequently consults with Longnecker and Associates, or Longnecker, an independent compensation consultant, on the competitiveness of our executive compensation. Longnecker's most recent formal peer group review for the Compensation Committee on overall director compensation was performed in December 2013. Longnecker assists our Compensation Committee in evaluating the appropriateness of our non-employee directors' compensation program, including the mix of meeting fees and annual chairperson retainers, to ensure that the program compensates our non-employee directors for the level of responsibility the Board has assumed in today's corporate governance environment and to remain competitive relative to companies in our peer group.
The Company's non-employee directors' compensation program remained fundamentally unchanged in 2013. Fees for attending meetings of the Board and its committees were set at $1,500 per Board meeting and $1,000 per committee meeting (including standing and special committees). In 2013, all of our non-employee directors received a $45,000 annual retainer in addition to the fees described above. The chair of each committee also received an additional $10,000 annual retainer, and the lead independent director received an additional $15,000 annual retainer. Meeting fees and retainers are paid on a quarterly basis. Non-employee directors were also granted options as reflected in the table below.
Beginning in January, 2014, the $45,000 annual retainer described above was increased to $50,000, the $15,000 additional annual retainer for the lead independent director was increased to $30,000, and the annual retainer for the chair of the audit committee was increased from $10,000 to $15,000. Options have not been granted to non-employee directors in 2014. Instead, in January 2014, each non-employee director received restricted stock valued at approximately $150,000 on the date of grant. Subject to continued service as a director, the full restricted stock award vests one year from the date of grant or, if earlier, upon the death of the recipient or a change in control of the Company.
Each non-employee director may elect to receive his compensation, including meeting fees, committee chairperson fees and annual retainer, in cash or in shares of our common stock, or a combination thereof. Each director's election will remain in effect until a new election is made, and new elections may be made on an annual basis. As of the date of the filing of this amendment to our annual report on Form 10-K/A, all of our non-employee directors have elected to receive compensation in shares of common stock, with the exception of Mr. Duckworth, who has elected to receive 60% of his compensation in stock and 40% in cash.
The number of shares paid in lieu of cash compensation is based on the volume weighted average price of our common stock for the calendar quarter in which the meetings were held or the chairperson fee or annual retainer was accrued. Non-employee directors are also eligible to receive annual grants of shares of Magnum Hunter common stock, which may be restricted stock, under our Stock Incentive Plan.
The following table presents compensation earned by each non-employee member of our Board for 2013. Compensation information for Mr. Evans, a current director, and Mr. Ormand, a former director, is contained in the Summary Compensation Table below. Messrs. Evans and Ormand did not receive any compensation in their capacities as directors of the Company.
2013 Director Compensation Table

Name	Fees Paid in Cash	Option Awards (1) (2)	Fees Paid in Stock (1)	All Other Compensation (3)	Total
J. Raleigh Bailes, Sr.	$—	$158,634	$121,868	$—	$280,502
Brad Bynum (4)	$—	$158,634	$77,562	$—	$236,196
Victor G. Carrillo	$—	$158,634	$116,692	$—	$275,326
Rocky L. Duckworth (5)	$7,603	$—	$11,842	$—	$19,445
Stephen C. Hurley	$—	$158,634	$168,417	$—	$327,051
Joe L. McClaugherty	$—	$158,634	$184,728	$—	$343,362
Steven A. Pfeifer (4)	$—	$158,634	$61,222	$—	$219,856
Jeff Swanson	$—	$158,634	$112,670	$—	$271,304
________________________________

(1)
Represents the aggregate grant date fair value, in accordance with Accounting Standards Codification 718, "Stock Compensation", referred to in this annual report as ASC 718 (except no assumptions for forfeitures were included), with respect to (a) shares of common stock (under the Fees Paid in Stock column), and (b) stock options (under the Option Awards column). See "Note 9 - Share-Based Compensation" in the notes to our consolidated financial statements included in our annual report on Form 10-K for information regarding the assumptions made in determining these values.

As of December 31, 2013, Messrs. Bailes, Carrillo, Duckworth, Hurley, McClaugherty, and Swanson did not hold any shares of unvested restricted stock. As of December 31, 2013, the aggregate number of outstanding option awards held by our current non-employee directors was: 175,000 for Mr. Bailes, 175,000 for Mr. Carrillo, none for Mr. Duckworth, 136,000 for Mr. Hurley, 140,000 for Mr. McClaugherty, and 175,000 for Mr. Swanson.

(2)
On January 17, 2013, Messrs. Bailes, Carrillo, Hurley, McClaugherty, and Swanson were each granted an option to purchase up to 60,000 shares of our common stock at an exercise price of $4.16 per share with a ten-year expiration date.

(3)
We reimburse the reasonable travel and accommodation expenses of directors to attend meetings and other corporate functions. In 2013, the incremental cost to the Company to provide these perquisites was less than $10,000 per director.

(4)	Messrs. Bynum and Pfeifer resigned from the Board on July 23, 2013.

(5)	Mr. Duckworth was elected to the Board on October 7, 2013.

Executive Compensation Discussion and Analysis
This compensation discussion and analysis provides information regarding our executive compensation program in 2013 for the following executive officers and former executive officer of the Company, collectively referred to as our Named Executive Officers, or NEOs:

•	Gary C. Evans, Chairman and Chief Executive Officer

•	Joseph C. Daches, Senior Vice President and Chief Financial Officer

•	Ronald D. Ormand, former Executive Vice President, Chief Financial Officer and Secretary

•	James W. Denny III, Executive Vice President and President, Appalachian Division

•	H.C. "Kip" Ferguson, Executive Vice President - Exploration

•	R. Glenn Dawson, Executive Vice President and President, Williston Basin Division
2011 Stockholder Advisory Vote on Executive Compensation
At our 2011 annual meeting of stockholders, we held our first advisory vote on executive compensation. Over 85% of the votes cast were in favor of the compensation of the NEOs. The Compensation Committee considered this favorable outcome and believed it conveyed our stockholders' support of the Compensation Committee's decisions and the existing executive compensation programs. The Compensation Committee continues to look for ways to attract and retain top executive talent whose interests are aligned with those of the Company's stockholders. At the 2014 annual meeting of stockholders, we will again hold an advisory vote to approve executive compensation, as a vote every three years was supported by the common stockholders in 2011 in accordance with the Company's recommendation. The Compensation Committee will continue to consider the results from the 2011 vote and future advisory votes, including the advisory vote at the 2014 annual meeting, on executive compensation.
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
We believe compensation programs can drive the behavior of employees covered by the programs, and accordingly we seek to design our executive compensation program to align compensation with current and desired corporate performance and stockholder interests. Actual compensation in a given year will vary based on the Company's performance and on subjective appraisals of individual performance. In other words, actual compensation generally will reflect the Company's financial and operational performance.
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
We seek to provide compensation that is competitive with the companies we believe are our peers and other likely competitors for executive talent. Competitive compensation is normally sufficient to attract executive talent to the Company. Competitive compensation also makes it less likely that executive talent will be lured away by higher compensation to perform a similar role with a similarly-sized competitor. We also believe that a significant portion of compensation for executives should be "at risk," meaning that the executives will receive a significant portion of their total compensation only to the extent the Company and the executive accomplish goals established by our Compensation Committee.
We frequently consult with Longnecker on the competitiveness of our executive compensation. In February 2013, Longnecker performed a formal peer group review on the compensation of our senior executives. That review looked at the following companies in our peer group:

Approach Resources Inc.	Gulport Energy Corporation	Resolute Energy Corporation
Carrizo Oil & Gas, Inc.	Halcon Resources Corporation	Rex Energy Corporation
Comstock Resources, Inc.	Kodiak Oil & Gas Corp.	Rosetta Resources Inc.
EXCO Resources, Inc.	Northern Oil & Gas, Inc.	Swift Energy Company
Forest Oil Corporation	Oasis Petroleum Inc.
Goodrich Petroleum Corporation	PDC Energy, Inc.

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
Short-Term Incentives
For 2013, the Compensation Committee suspended the metrics-based component of our short-term incentive program that was utilized in prior years. In light of the change in the Company's independent auditor in 2013 and related late filing of the Company's 2012 Form 10-K, the Compensation Committee determined that 2013 bonuses for senior management should be considered on a case-by-case basis. Importantly, the award of a bonus should not be seen as "locked in" because of the achievement of a performance metric if the bonus is not deserved given overall performance. Our Compensation Committee awarded short-term incentives in the form of cash bonuses to certain employees, including our NEOs, in March, 2014, based on individual and Company performance in 2013. The Compensation Committee considered each NEO's contributions to the Company's financial and operational performance objectives. For 2014, the Compensation Committee intends to reinstitute a metrics-based component to the short-term incentive program following review of the program with the Company's compensation consultant.
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
Currently, the vesting criteria for most awards is service based to ensure that our equity compensation awards have the effect of retaining our employees. In light of the Company's performance, the competitive environment and the skill of our employees, the Compensation Committee anticipates that future awards will primarily be in shares of restricted stock.
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
For the 24 months following a change in control, an executive who is terminated without cause or who terminates employment for good reason will be entitled to the severance payments. Generally, senior executives, including the NEOs, would receive a severance payment equal to two times base salary plus two times targeted bonus and 24 months of continued medical coverage. The "targeted bonus" is defined as the highest of (1) the maximum bonus opportunity established by the Compensation Committee for the executive or, if the Compensation Committee has not established the executive's bonus opportunity for the year in which the executive's termination occurs, 100% of the executive's base salary, (2) the maximum bonus opportunity established by the Compensation Committee for the executive for the immediately preceding year or (3) the maximum bonus opportunity established by the Compensation Committee for the executive immediately prior to the change in control.
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

In developing the change in control program, the Compensation Committee engaged the services of Longnecker as compensation consultants. As part of their analysis, Longnecker used the following peer group of companies for benchmarking purposes:

Oasis Petroleum Inc.	Comstock Resources, Inc.	Penn Virginia Corporation
Swift Energy Company	Kodiak Oil & Gas Corp.	GeoResources, Inc.
Stone Energy Corporation	Northern Oil & Gas, Inc.	Rex Energy Corporation
Carrizo Oil & Gas, Inc.	Resolute Energy Corporation	Endeavour International Corporation
Gulfport Energy Corporation	Goodrich Petroleum Corporation	GMX Resources, Inc.
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

•
vesting periods for equity compensation awards that encourage executives and other key employees to focus on sustained stock price appreciation and to provide a long-term retention incentive for our key employees;

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
Executive Compensation Tables
The following tables include compensation information for our NEOs for the last three years. For a discussion of 2013 NEO compensation, please read the Executive Compensation Discussion and Analysis above.
The 2013 Summary Compensation Table below sets forth compensation information for our NEOs relating to 2013, 2012 and 2011. Pursuant to SEC rules, the 2013 Summary Compensation Table is required to include for a particular fiscal year only those restricted stock awards, stock appreciation rights and options to purchase common stock granted during that year, rather than awards granted after year-end, even if awarded for services in that year. SEC rules require disclosure of variable cash compensation to be included in the year earned, even if payment is made after year-end. Generally, we pay any cash variable compensation for a particular year after the Compensation Committee has had an opportunity to review the Company's and each individual's performance for that year. As a result, cash variable compensation reported in the "Bonus" column was paid in the year following the year in which it is reported in the table.

2013 Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (3)	All Other Compensation (4)	Total
Gary C. Evans Chairman and CEO	2013	$490,000	$500,000	$—	$1,982,925	$186,701	$3,159,626
	2012	$465,000	$500,000	$—	$2,943,232	$90,507	$3,998,739
	2011	$415,000	$650,000	$—	$3,181,100	$73,129	$4,319,229
Ronald D. Ormand (5) Executive V.P., CFO, and Secretary	2013	$236,923	$137,500	$—	$660,975	$17,419	$1,052,817
	2012	$275,000	$50,000	$—	$981,077	$28,057	$1,334,134
	2011	$250,000	$240,625	$—	$1,223,500	$36,966	$1,751,091
Joseph C. Daches (6) Senior V.P. and CFO	2013	$126,923	$350,000	$—	$1,184,560	$16,504	$1,677,987
James W. Denny, III Executive V.P. and President, Appalachian Division	2013	$295,000	$300,000	$—	$660,975	$88,479	$1,344,454
	2012	$275,000	$275,000	$—	$981,077	$61,454	$1,592,531
	2011	$250,000	$240,625	$—	$1,223,500	$68,981	$1,783,106
H.C. "Kip" Ferguson Executive V.P. - Exploration	2013	$275,000	$200,000	$—	$660,975	$29,234	$1,165,209
	2012	$275,000	$500,000	$—	$981,077	$27,199	$1,783,276
	2011	$250,000	$240,625	$—	$1,223,500	$36,324	$1,750,449
R. Glenn Dawson (7) Executive V.P. and President, Williston Basin Division	2013	$277,103	$201,001	$—	$660,975	$14,674	$1,153,753
	2012	$274,342	$192,697	$—	$981,077	$13,668	$1,461,784
________________________________

(1)
The amounts reflected in this column show each NEO's annualized salary for the majority of the year. For 2013, the amounts shown were effective March 1, 2013. For 2012, the amounts shown were effective April 16, 2012. For 2011, the amounts shown were effective March 1, 2011.

(2)
For a discussion of the 2013 executive bonuses, refer to Short-Term Incentives above. The bonus reflected for Mr. Daches includes a sign-on bonus of $150,000 paid when he joined the Company. The bonus for Mr. Ormand was a one-time separation payment. Cash variable compensation for 2012 performance was determined in July 2013; thus, the 2012 amounts in the "Bonus" column have been updated accordingly.

(3)
Represents the aggregate grant date fair value in accordance with Accounting Standards Codification 718, "Stock Compensation" (except no assumptions for forfeitures were included). For a discussion of the assumptions made in the valuation of stock and option awards, please refer to "Note 9 - Share-Based Compensation" in the notes to our consolidated financial statements included in our annual report on Form 10-K.

(4)	Amounts in this column are detailed in the following All Other Compensation Table.

(5)
Mr. Ormand was succeeded in his role as Chief Financial Officer of the Company by Joseph C. Daches, effective July 22, 2013, and resigned from his position as Executive Vice President - Finance and Head of Capital Markets and as an employee of the Company, effective October 31, 2013. Mr. Ormand's annualized salary for 2013 was $275,000.

(6)
Mr. Daches joined the Company on July 22, 2013, with an annualized base salary of $300,000. The amount shown reflects the amount paid to Mr. Daches from his hire date through the last payroll period in 2013.

(7)
Mr. Dawson's 2013 annualized salary was $285,000 CAD. The amount shown is converted to U.S. dollars using the nominal noon exchange rate on March 1, 2013, the effective date of his 2013 annual salary, as published by the Bank of Canada. Mr. Dawson's 2013 bonus was $225,000 CAD. The amount shown is converted to U.S. dollars using the nominal noon exchange rate on March 21, 2014, the date his 2013 bonus was paid, as published by the Bank of Canada. Mr. Dawson's 2012 annualized salary was $275,000 CAD. The amount shown is converted to U.S. dollars using the nominal noon exchange rate on April 16, 2012, the effective date of his 2012 annual salary, as published by the Bank of Canada. Mr. Dawson's 2012 bonus was $200,000 CAD. The amount shown is converted to U.S. dollars using the nominal noon exchange rate on August 16, 2013, the date his 2012 bonus was paid, as published by the Bank of Canada.

All Other Compensation Table
The charts and narrative below describe the benefits and perquisites for 2013 contained in the "All Other Compensation" column of the 2013 Summary Compensation Table.

	401(k) Matching Contribution (1)	Health, Dental, Vision, and Executive Illness Premiums	Life Insurance Premiums	Disability Insurance Premiums	Other
Mr. Evans	$8,925	$12,365	$1,080	$7,823	$156,508	(4), (5)
Mr. Ormand (2)	$—	$10,139	$900	$6,380	$—
Mr. Daches	$8,925	$11,020	$367	$1,789	$—
Mr. Denny	$8,925	$9,461	$729	$5,766	$63,598	(5)
Mr. Ferguson	$8,925	$12,442	$1,080	$6,787	$—
Mr. Dawson (3)	$—	$4,503	$2,192	$7,979	$—
________________________________

(1)
The Company's "safe harbor" matching contributions to its 401(k) plan for 2013 have not yet been made. When made, the Company expects that the contribution will be made in shares of the Company's common stock. Once dollar amounts for the Company's contributions are determined, the Company uses the closing price of the common stock the day prior to making its contribution to convert the dollar amounts to shares on a unitized basis. The amount of this contribution will change if the Company chooses to make a discretionary matching contribution for 2013.

(2)
Mr. Ormand was succeeded in his role as Chief Financial Officer of the Company by Joseph C. Daches, effective July 22, 2013, and resigned from his position as Executive Vice President - Finance and Head of Capital Markets and as an employee of the Company, effective October 31, 2013.

(3)
Certain amounts paid for the benefit of Mr. Dawson were paid in Canadian dollars throughout the course of the year while other amounts were paid in U.S. dollars. For simplification purposes, all amounts paid in Canadian dollars have been aggregated and converted to U.S. dollars using the nominal noon exchange rate for December 31, 2013, as published by the Bank of Canada.

(4)
We provide Mr. Evans with memberships to certain private country and city clubs to facilitate business meetings and initiate and strengthen business relationships. Mr. Evans uses one country club for business and non-business purposes. The cost of membership in that club is included in this total.

(5)
Because of extensive business travel requirements, we make corporate apartments available to Messrs. Evans and Denny and other employees. In 2013, Mr. Evans did not maintain a residence near the Company's Houston offices and the Company incurred an incremental cost of $86,914 associated with Mr. Evans' use of a Houston apartment along with other executives who also reside at the same premises. In 2013, Mr. Denny used corporate apartments near the Company's operations in Marietta, Ohio, and Lexington, Kentucky, with incremental costs to the Company of $38,731 and $24,867 respectively. We also provide vehicles at various locations. The amount shown for Mr. Evans includes the incremental cost of Mr. Evans' use of Company vehicles. We did not attribute any incremental cost to Mr. Denny's use of Company vehicles because the vehicles driven by Mr. Denny in 2013 had fully depreciated prior to 2012 and because of his limited personal use of those vehicles.

2013 Grants of Plan-Based Awards
The following table sets forth plan-based awards made in 2013. Each of our NEOs was granted options to purchase shares of the Company's common stock. All grants featured 25% immediate vesting and 25% additional vesting on the first three anniversaries of the grant date.

	Grant Date	Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Option Awards
Mr. Evans	1/17/2013	750,000	$4.16	$1,982,925
Mr. Ormand (1)	1/17/2013	250,000	$4.16	$660,975
Mr. Daches	7/26/2013	400,000	$3.82	$1,184,560
Mr. Denny	1/17/2013	250,000	$4.16	$660,975
Mr. Ferguson	1/17/2013	250,000	$4.16	$660,975
Mr. Dawson	1/17/2013	250,000	$4.16	$660,975

________________________________

(1)
Mr. Ormand was succeeded in his role as Chief Financial Officer of the Company by Joseph C. Daches, effective July 22, 2013, and resigned from his position as Executive Vice President - Finance and Head of Capital Markets and as an employee of the Company, effective October 31, 2013.

2013 Outstanding Equity Awards at Year-End
The following table identifies the outstanding equity-based awards held by the NEOs as of December 31, 2013. For all unvested awards, continued employment through the vesting date is required.

	Option and Stock Appreciation Right Awards						Stock Awards
	Award Year	Number of Securities Underlying Unexercised Options/SARs (Exercisable)	Number of Securities Underlying Unexercised Options/SARs (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned SARs	Option Exercise Price/ SAR Base Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested
Mr. Evans	2013	187,500	562,500 (2)	—	$4.16	1/17/2023	—	—
	2012	375,000	275,000 (2)	—	$6.08	4/13/2022	—	—
	2011	601,250	—	—	$7.95	5/2/2021	—	—
	2010	500,000	—	2,208,332 (3)	$6.09	11/29/2015	—	—
Mr. Ormand (1)	2011	231,250	—	—	$7.95	5/2/2021	—	—
Mr. Daches	2013	—	300,000 (2)	—	$3.82	7/26/2023	—	—
Mr. Denny	2013	62,500	187,500 (2)	—	$4.16	1/17/2023	—	—
	2012	125,000	125,500 (2)	—	$6.08	4/13/2022	—	—
	2011	231,250	—	—	$7.95	5/2/2021	—	—
	2009	12,500	—	—	$1.17	9/30/2014	—	—
	2009	250,000	—	—	$1.69	10/23/2014	—	—
Mr. Ferguson	2013	62,500	187,500 (2)	—	$4.16	1/17/2023	—	—
	2012	125,000	125,500 (2)	—	$6.08	4/13/2022	—	—
	2011	231,250	—	—	$7.95	5/2/2021	—	—
	2010	270,000	—	—	$2.25	2/11/2020	—	—
	2009	100,000		—	$1.17	9/30/2014	—	—
Mr. Dawson	2013	62,500	187,500 (2)	—	$4.16	1/17/2023	—	—
	2012	125,000	125,500 (2)	—	$6.08	4/13/2022	—	—
	2011	675,000	—	—	$7.58	5/3/2021	—	—
________________________________

(1)
Mr. Ormand was succeeded in his role as Chief Financial Officer of the Company by Joseph C. Daches, effective July 22, 2013, and resigned from his position as Executive Vice President - Finance and Head of Capital Markets and as an employee of the Company, effective October 31, 2013.

(2)	All 2013 and 2012 grants featured 25% immediate vesting and 25% additional vesting on the first three anniversaries of the grant dates, which were January 17, 2013 and April 13, 2012, respectively.

(3)
We awarded Mr. Evans stock appreciation rights on 3,083,332 shares of the Company's common stock, with vesting subject to specific stock price performance measures and certain specific reserve growth performance achievements over the five-year period following the grant date. If the performance measures are achieved, the stock appreciation rights become exercisable in three annual tranches based on the anniversary of the grant date. As of December 31, 2013, stock appreciation rights on 500,000 shares were vested and exercisable.

2013 Option Exercises and Stock Vested
The following table summarizes the options that our NEOs exercised in 2013. For stock awards that vested in 2013, the value that the NEO realized on the date the restrictions on the award lapsed is provided.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares With Lapse of Restrictions	Value Realized on Lapse of Restrictions
Mr. Evans	—	$—	65,025	$468,830
Mr. Ormand (1)	187,500	$1,239,375	—	$—
Mr. Daches	100,000	$546,000	—	$—
Mr. Denny	—	$—	—	$—
Mr. Ferguson	—	$—	—	$—
Mr. Dawson	—	$—	—	$—
________________________________

(1)
Mr. Ormand was succeeded in his role as Chief Financial Officer of the Company by Joseph C. Daches, effective July 22, 2013, and resigned from his position as Executive Vice President - Finance and Head of Capital Markets and as an employee of the Company, effective October 31, 2013.

Potential Payments Upon Termination or Change in Control
The following table identifies the payments that may be made to our NEOs following a change in control of the Company. For a detailed discussion of these payments, please see the Compensation Discussion and Analysis above. These calculations assume a change in control of the Company on December 31, 2013, and a closing stock price on that date of $7.31.

	Cash (1)		Equity (2)	Perquisites / Benefits (3)	Total
Mr. Evans	$1,960,000	(4)	$6,589,165	$26,952	$8,576,117
Mr. Daches	$1,200,000	(5)	$1,047,000	$26,952	$2,273,952
Mr. Denny	$1,180,000	(6)	$2,576,750	$20,562	$3,777,312
Mr. Ferguson	$1,100,000	(7)	$3,075,200	$26,952	$4,202,152
Mr. Dawson	$1,108,412	(8)	$1,095,000	$8,850	$2,212,262
________________________________

(1)	Cash compensation is subject to each NEO's severance from employment without cause or by the NEO with good reason within 24 months following a change in control.

(2)
The 2013 Outstanding Equity Awards at Year-End table details the unvested awards that would have been subject to accelerated vesting on December 31, 2013. All outstanding equity awards are immediately vested upon a change in control.

(3)
The benefits identified in the third column consist of 24 months of continued Company contributions towards the cost of coverage for medical, dental and vision plans. The amounts were calculated by taking each NEO's actual coverage elections for 2014 and assuming that the cost of coverage would not change in 2015. Accordingly, these amounts are only estimates.

(4)	This consists of 2x base salary of $490,000 plus 2x targeted bonus with the bonus set at 100% of base salary.

(5)	This consists of 2x base salary of $300,000 plus 2x targeted bonus with the bonus set at 100% of base salary.

(6)	This consists of 2x base salary of $295,000 plus 2x targeted bonus with the bonus set at 100% of base salary.

(7)	This consists of 2x base salary of $275,000 plus 2x targeted bonus with the bonus set at 100% of base salary.

(8)	This consists of 2x base salary of $277,103 plus 2x targeted bonus with the bonus set at 100% of base salary.
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
The following table sets forth information regarding beneficial ownership of Magnum Hunter's common stock and preferred stock as of March 26, 2014 held by (i) each of our current directors and our named executive officers; (ii) all current directors and our executive officers as a group; and (iii) any person (or group) who is known to us to be the beneficial owner of more than 5% of any class of our stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and, except as otherwise indicated, the respective holders have sole voting and investment power over such shares. To our knowledge, there are no single holders of 5% or more of any series of our preferred stock.
Unless otherwise specified, the address of each of the persons set forth below is in care of Magnum Hunter Resources Corporation, 777 Post Oak Boulevard, Suite 650, Houston, Texas 77056.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (%)
Common Stock	Gary C. Evans (a)	7,420,977	4.2%
Common Stock	Ronald D. Ormand (b)	737,190	*
Common Stock	H.C. "Kip" Ferguson, III (c)	979,874	*
Common Stock	R. Glenn Dawson (d)	2,012,594	1.1%
Common Stock	James W. Denny, III (e)	956,754	*
Common Stock	J. Raleigh Bailes, Sr. (f)	444,287	*
Common Stock	Victor G. Carrillo (g)	236,960	*
Common Stock	Stephen C. Hurley (h)	228,122	*
Common Stock	Joe L. McClaugherty (i)	1,167,164	*
Common Stock	Jeff Swanson (j)	310,346	*
Common Stock	Rocky L. Duckworth (k)	22,253	*
Common Stock	Joseph C. Daches (l)	281,500	*
Common Stock	BlackRock, Inc. (m)	10,013,026	5.7%
Common Stock	The Vanguard Group (n)	9,547,966	5.4%
Common Stock	Aristeia Capital, L.L.C. (o)	15,283,257	8.7%
Common Stock	Millennium Management LLC (p)	9,081,116	5.2%
Common Stock	Directors and executive officers as a group (14 persons) (q)	15,643,359	8.6%

Series C Preferred Stock	Directors and executive officers as a group	—	—

Series D Preferred Stock	James W. Denny, III	4,680	*
Series D Preferred Stock	Directors and executive officers as a group (1 person named above)	4,680	*

Series E Preferred Stock (represented by depositary shares)	Directors and executive officers as a group	—	—

*Less than 1%.

(1) Each beneficial owner has sole voting and investment power with respect to all shares, unless otherwise indicated below.
(a) Includes 300,000 shares of restricted common stock; 126,500 shares of common stock held in an account under the name of Mr. Evans' children and Mr. Evans' Special Inheritance account; an option to purchase 1,351,250 shares of common stock which has vested; 121,974 shares of common stock issuable upon the exercise of 500,000 stock appreciation rights which have vested (based on the $6.09 exercise price of the stock appreciation rights and the fair market value of the common stock as of March 26, 2014, determined in accordance with our Stock Incentive Plan); 561,492 shares of common stock underlying presently exercisable warrants; and an indirect interest in 7,664 shares of common stock held by the Company's 401(k) plan. Mr. Evans has pledged 4,961,261 shares of common stock as security.

(b) Information related to this reporting stockholder is based on the stockholder's Form 5 filed with the SEC on February 14, 2014.
(c) Includes 65,000 shares of restricted common stock; an option to purchase 788,750 shares of common stock which has vested; 11,870 shares underlying presently exercisable warrants; and an indirect interest in 7,664 shares of common stock held by the Company's 401(k) plan.

(d) Includes 65,000 shares of restricted common stock; an option to purchase 881,250 shares of common stock which has vested and 96,940 shares of common stock underlying presently exercisable warrants. Mr. Dawson has pledged 951,110 shares of common stock as security.

(e) Includes 100,000 shares of restricted common stock; an option to purchase 806,250 shares of common stock which has vested; 14,350 shares of common stock underlying presently exercisable warrants; and an indirect interest in 7,664 shares of common stock held by the Company's 401(k) plan. Mr. Denny has pledged 357,500 shares of common stock as security.

(f) Includes 20,633 shares of restricted common stock; an option to purchase 275,000 shares of common stock which has vested; and 13,904 shares of common stock underlying presently exercisable warrants.

(g) Includes 20,633 shares of restricted common stock; an option to purchase 175,000 shares of common stock which has vested; and 175 shares of common stock underlying presently exercisable warrants.
(h) Includes 20,633 shares of restricted common stock; an option to purchase 136,000 shares of common stock which has vested; and 1,500 shares of common stock underlying presently exercisable warrants.

(i) Includes 20,633 shares of restricted common stock; an option to purchase 140,000 shares of common stock which has vested; and 75,605 shares of common stock underlying presently exercisable warrants.

(j) Includes 20,633 shares of restricted common stock; an option to purchase 175,000 shares of common stock which has vested; and 4,522 shares of common stock underlying presently exercisable warrants.

(k) Includes 20,633 shares of restricted common stock.
(l) Includes 20,633 shares of restricted common stock.
(m) Includes sole voting power over 9,349,440 shares of common stock and sole dispositive power over 10,013,026 shares of common stock. BlackRock, Inc.'s principal business office address is 40 East 52nd Street, New York, New York 10022. Information relating to this reporting stockholder is based on the stockholder's Schedule 13G filed with the SEC on February 11, 2014.

(n) Includes sole voting power over 251,202 shares of common stock; sole dispositive power over 9,307,364 shares of common stock; and shared dispositive power over 240,602 shares of common stock. The Vanguard Group's principal business office address is 100 Vanguard Blvd. Malver, PA 19355. Information relating to this reporting stockholder is based on the stockholder's Schedule 13G filed with the SEC on February 12, 2014.

(o) Includes shared voting and dispositive power over 15,283,257 shares of common stock. Aristeia Capital, L.L.C.'s principal business office address is 136 Madison Avenue, 3rd Floor, New York, NY 10016. Information related to this reporting stockholder is based partly on the stockholder's Schedule 13G filed with the SEC on February 14, 2014.

(p) Includes shared voting and dispositive power over 9,081,116 shares of common stock. Millennium Management LLC and related parties principal business office address is 666 Fifth Avenue, New York, NY 10103. Information related to this reporting stockholder is based on the stockholder's Schedule 13G filed with the SEC on February 14, 2014.

(q) Includes 6,269,871 shares pledged by our officers and directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Under SEC rules, public companies, such as Magnum Hunter, must disclose certain "Related Person Transactions." These are transactions in which the Company is a participant; the amount involved exceeds $120,000; and a director, executive officer or holder of more than 5% of our common stock has a direct or indirect material interest.
Review, Approval or Ratification of Transactions with Related Persons
Our Governance Committee charter requires, among other things, that (i) our Governance Committee will be comprised exclusively of members of our Board who satisfy the independence requirements of the NYSE and (ii) our Governance Committee is responsible for approving all related party transactions, as defined by the rules of the SEC, to which we are a party. In February 2014 we adopted a related party transactions policy to assist us in identifying related parties under applicable rules and potential related party transactions. The Governance Committee's review procedures under this policy include evaluating the following:

•	Whether the terms of the related party transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party;

•	Whether there are business reasons for the Company to enter into the related party transaction;

•	Whether the related party transaction would impair the independence of an outside director; and

•
Whether the related party transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer, or related party, and the nature of the director's, executive officer's, or related party's interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Governance Committee deems relevant.

Additionally, in cases of transactions in which a director or executive officer may have an interest, the Governance Committee also evaluates the effect of the transaction on such individual's willingness or ability to properly perform his or her duties at Magnum Hunter.
Certain Relationships and Related Transactions
Airplane Rental
During 2013, we rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity wholly-owned by Mr. Evans. Airplane rental expenses totaled $166,000 for the year ended December 31, 2013.
GreenHunter Transactions
As discussed in the "Committee Interlocks and Insider Participation" section, Gary C. Evans, our Chairman and Chief Executive Officer, is the Chairman and a major stockholder of GreenHunter; and Ronald D. Ormand, our former Chief Financial Officer and a former member of our Board, was a director of GreenHunter from June 2009 to December 2012.
During the year ended December 31, 2013, Eagle Ford Hunter, Inc. and Triad Hunter, LLC, wholly-owned subsidiaries of the Company, rented storage tanks for disposal water, frac tanks and equipment from GreenHunter. Rental costs totaled $282,000 for the year ended December 31, 2013. The Company believes that such services were provided to it at competitive market rates and were comparable to or more attractive than rates that could have been obtained from unaffiliated third-party suppliers of such services. Additionally, these companies regularly obtained, and we continue to obtain, services from GreenHunter Resources, Inc. for water disposal which are at competitive market rates. These disposal charges recorded in lease operating expenses totaled $3.0 million for the year ended December 31, 2013.
Director Independence
In accordance with the NYSE listing standards and applicable SEC rules and guidelines, our Board and our Governance Committee assess the independence of its members from time to time. Applying the applicable NYSE listing standards and SEC rules for independence, our Board, upon the recommendation of our Governance Committee, determined that Messrs. J. Raleigh Bailes, Victor G. Carrillo, Rocky L. Duckworth, Stephen C. Hurley, Joe L. McClaugherty, and Jeff Swanson are independent directors.
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

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by BDO USA, LLP for the fiscal years ended December 31, 2013 and 2012 are set forth below.

	2013	2012
	(In thousands)
Audit Fees	$1,697	$1,224
Total Fees	$1,697	$1,224

Audit Fees
The audit fees for the years ended December 31, 2013 and 2012 were for professional services rendered by BDO USA, LLP. Audit fees relate to professional services rendered in connection with the audits of the Company's consolidated annual financial statements and internal control over financial reporting, quarterly review of consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings, including the filing of registration statements and audited and reviewed financial statements filed on certain Current Reports on Form 8-K. Also included are fees for assurance and related services that are traditionally performed by the independent auditor, including consultation regarding accounting and reporting matters and the issuance of comfort letters in connection with offerings by Magnum Hunter of common stock and preferred stock.
Audit Committee Pre-Approval Policy
The Audit Committee is responsible for appointing, setting the compensation for and overseeing the work of Magnum Hunter's independent auditor. In recognition of this responsibility, the Audit Committee is required to approve all audit and non-audit services performed by the Company's independent registered public accounting firm in order to assure that the provision of these services does not impair the independent auditor's independence; except that the Chairman of the Audit Committee has discretion to unilaterally engage accounting professionals previously approved by the Audit Committee to perform additional services, provided that the cost of such services does not exceed certain predetermined amounts. For 2013, the cost of pre-approved services could not exceed $15,000. The Chairman of the Audit Committee must report any such engagement at the next Audit Committee meeting.
The Audit Committee specifically approved all audit and non-audit services performed by our independent accountants in 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES CORPORATION

By:	/s/ GARY C. EVANS
Gary C. Evans
Chairman of the Board and Chief Executive Officer
Date: March 28, 2014

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Asset Purchase Agreement between the Registrant and Triad Energy Corporation, dated October 28, 2009 (incorporated by reference from the Registrant's current report on Form 8-K filed on October 29, 2009).+

2.2	Arrangement Agreement between the Registrant and NGAS Resources, Inc., dated December 23, 2010 (incorporated by reference from the Registrant's current report on Form 8-K filed on December 30, 2010).+

2.3	Arrangement Agreement between the Registrant and NuLoch Resources Inc., dated January 19, 2011 (incorporated by reference from the Registrant's current report on Form 8-K filed on January 25, 2011).+

2.3.1
Plan of Arrangement under Section 193 of the Business Corporations Act (Alberta) with respect to the Acquisition of NuLoch Resources Inc. by the Registrant (incorporated by reference from the Registrant's registration statement on Form S-4 filed on April 8, 2011).+

2.4
Asset Purchase Agreement, dated March 21, 2012, by and among Eureka Hunter Holdings, LLC, TransTex Gas Services LP, and Eureka Hunter Acquisition Sub LLC (incorporated by reference from the Registrant's current report on Form 10-Q filed on May 3, 2012).+

2.4.1
First Amendment to Asset Purchase Agreement, dated April 2, 2012, by and between Eureka Hunter Holdings, LLC, TransTex Gas Services, LP, and Eureka Hunter Acquisition Sub LLC (incorporated by reference from the Registrant's quarterly report on Form 10-Q filed on May 3, 2012).

2.5
Purchase and Sale Agreement, dated as of April 17, 2012, by and between Baytex Energy USA Ltd. and Bakken Hunter, LLC (incorporated by reference from the Registrant's current report on Form 8-K filed on April 24, 2012).+

2.5.1
First Amendment to Purchase and Sale Agreement, dated May 17, 2012, by and between Baytex Energy USA Ltd. and Bakken Hunter, LLC (incorporated by reference from the Registrant's current report on Form 8-K filed on May 23, 2012).

2.5.2
Second Amendment to Purchase and Sale Agreement, dated May 22, 2012, by and between Baytex Energy USA Ltd. and Bakken Hunter, LLC (incorporated by reference from the Registrant's current report on Form 8-K filed on May 23, 2012).

2.6
Stock Purchase Agreement, dated as of October 24, 2012, by and among Triad Hunter, LLC, Viking International Resources Co., Inc., all of the stockholders of Viking International Resources Co., Inc., and solely for the purposes set forth therein, the Registrant (incorporated by reference from the Registrant's current report on Form 8-K filed on October 30, 2012).+

2.7
Purchase and Sale Agreement, dated as of November 21, 2012, between Samson Resources Company and Bakken Hunter, LLC (incorporated by reference from the Registrant's current report on Form 8-K filed on November 28, 2012).+

2.8
Stock Purchase Agreement, dated as of April 2, 2013, between the Registrant, Penn Virginia Oil & Gas Corporation, and Penn Virginia Corporation (incorporated by reference from the Registrant's current report on Form 8-K filed on April 8, 2013).+

2.9
Asset Purchase Agreement, dated as of August 12, 2013, between Triad Hunter, LLC and MNW Energy, LLC (incorporated by reference from the Registrant's quarterly report on Form 10-Q filed on November 8, 2013).+

2.10
Purchase and Sale Agreement, dated as of September 2, 2013, between Williston Hunter, Inc. and Oasis Petroleum of North America LLC (incorporated by reference from the Registrant's current report on Form 8-K filed on September 4, 2013).+

2.11
Purchase and Sale Agreement, dated as of November 19, 2013, by and among PRC Williston, LLC, Williston Hunter ND, LLC and Enduro Operating LLC (incorporated by reference from the Registrant's current report on Form 8-K filed on November 22, 2013).+

2.12
Purchase and Sale Agreement, dated January 21, 2013, among Shale Hunter, LLC, Magnum Hunter Resources Corporation, Magnum Hunter Production, Inc. and Energy Hunter Partners 2012-A Drilling & Production Fund, Ltd., New Standard Energy Texas LLC and New Standard Energy Limited (incorporated by reference from the Registrant's current report on Form 8-K filed on January 23, 2014).+

2.12.1
Transition Services Agreement, dated January 28, 2014, between Shale Hunter, LLC and New Standard Energy Texas LLC (incorporated by reference from the Registrant's current report on Form 8-K filed on January 30, 2014).+

3.1	Restated Certificate of Incorporation of the Registrant, filed February 13, 2002 (incorporated by reference from the Registrant's registration statement on Form SB-2 filed on March 21, 2006).

3.1.1
Certificate of Amendment of Certificate of Incorporation of the Registrant, filed May 8, 2003 (incorporated by reference from the Registrant's registration statement on Form SB-2 filed on March 21, 2006).

3.1.2
Certificate of Amendment of Certificate of Incorporation of the Registrant, filed June 6, 2005 (incorporated by reference from the Registrant's registration statement on Form SB-2 filed on March 21, 2006).

3.1.3
Certificate of Amendment of Certificate of Incorporation of the Registrant, filed July 18, 2007 (incorporated by reference from the Registrant's quarterly report on Form 10-QSB filed on August 14, 2007).

3.1.4
Certificate of Ownership and Merger Merging Magnum Hunter Resources Corporation with and into Petro Resources Corporation, filed July 13, 2009 (incorporated by reference from the Registrant's current report on Form 8-K filed on July 14, 2009).

3.1.5
Certificate of Amendment of Certificate of Incorporation of the Registrant, filed November 3, 2010 (incorporated by reference from the Registrant's current report on Form 8-K filed on November 2, 2010).

3.1.6	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed May 9, 2011 (incorporated by reference from the Registrant's quarterly report on Form 10-Q filed on March 31, 2011).

3.1.7
Certificate of Amendment of Certificate of Incorporation of the Registrant, filed June 29, 2011 (incorporated by reference from the Registrant's registration statement on Form S-4 filed on January 14, 2013).

3.1.8
Certificate of Amendment of Certificate of Incorporation of the Registrant, filed January 25, 2013 (incorporated by reference from Amendment No. 1 to the Registrant's registration statement on Form S-4 filed on February 5, 2013).

3.2
Amended and Restated Bylaws of the Registrant, dated March 15, 2001 as amended on April 14, 2006, and May 26, 2011 (incorporated by reference from the Registrant's quarterly report on Form 10-Q filed on August 9, 2011).

4.1	Form of certificate for common stock (incorporated by reference from the Registrant's annual report on Form 10-K filed on February 18, 2011).

4.2
Certificate of Designation of Rights and Preferences of 10.25% Series C Cumulative Perpetual Preferred Stock, dated December 10, 2009 (incorporated by reference from the Registrant's registration statement on Form 8-A filed on December 10, 2009).

4.2.1
Certificate of Amendment of Certificate of Designation of Rights and Preferences of 10.25% Series C Cumulative Perpetual Preferred Stock, dated August 2, 2010 (incorporated by reference from the Registrant's quarterly report on Form 10-Q filed on August 12, 2010).

4.2.2
Certificate of Amendment of Certificate of Designation of Rights and Preferences of 10.25% Series C Cumulative Perpetual Preferred Stock, dated September 8, 2010 (incorporated by reference from the Registrant's current report on Form 8-K filed on September 15, 2010).

4.3
Certificate of Designation of Rights and Preferences of 8.0% Series D Cumulative Preferred Stock, dated March 16, 2011 (incorporated by reference from the Registrant's current report on Form 8-K filed on March 17, 2011).

4.4
Indenture, dated May 16, 2012, by and among the Registrant, the Guarantors named therein, Wilmington Trust, National Association and Citibank, N.A., as Paying Agent, Registrar and Authenticating Agent (incorporated by reference from the Registrant's current report on Form 8-K filed on May 16, 2012).

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

4.5
Certificate of Designations of Rights and Preferences of the 8.0% Series E Cumulative Convertible Preferred Stock of the Registrant, dated November 2, 2012 (incorporated by reference from the Registrant's current report on Form 8-K filed on November 8, 2012).

4.6
Deposit Agreement, dated as of November 2, 2012, by and among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference from the Registrant's current report on Form 8-K filed on November 8, 2012).

10.1	Amended and Restated Stock Incentive Plan of Registrant (incorporated by reference from the Registrant's current report on Form 8-K filed on December 3, 2010).*

10.1.1	First Amendment to Amended and Restated Stock Incentive Plan (incorporated by reference from the Registrant's proxy statement on Annex C of Schedule 14A filed on April 1, 2011).*

10.1.2
Second Amendment to the Magnum Hunter Resources Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from the Registrant's registration statement on Form S-8 filed on February 14, 2013).*

10.1.3
Third Amendment to the Magnum Hunter Resources Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from the Registrant's current report on Form 8-K filed on January 23, 2013).*

10.2
Form of Stock Option Agreement under the Registrant's Amended and Restated Stock Incentive Plan (incorporated by reference from the Registrant's annual report on Form 10-K filed on February 18, 2011).*

10.3
Form of Restricted Stock Award Agreement under the Registrant's Amended and Restated Stock Incentive Plan (incorporated by reference from the Registrant's current report on Form 8-K filed on December 3, 2010).*

10.4
Form of Stock Appreciation Right Agreement under the Registrant's Amended and Restated Stock Incentive Plan (incorporated by reference from the Registrant's current report on Form 8-K filed on December 3, 2010).*

10.5	Form of Executive Change of Control Retention Agreements (incorporated by reference from the Registrant's annual report on Form 10-K filed on February 29, 2012).*

10.5.1	Amendment to Form of Executive Change of Control Retention Agreements (incorporated by reference from the Registrant's annual report on Form 10-K filed on February 29, 2012).*

10.6
Form of Support Agreement between the Registrant and certain NGAS Resources, Inc. shareholders, dated December 23, 2010 (incorporated by reference from the Registrant's current report on Form 8-K filed on December 30, 2010).

10.7
Omnibus Agreement between the Registrant, NGAS Resources, Inc., NGAS Production Co., NGAS Gathering, LLC, Seminole Energy Services, L.L.C., Seminole Gas Company, L.L.C. and NGAS Gathering II, LLC, dated March 10, 2011 (incorporated by reference from the Registrant's current report on Form 8-K filed on March 16, 2011).@

10.8
First Lien Credit Agreement by and among Eureka Hunter Pipeline, LLC, the lenders party thereto and SunTrust Bank (incorporated by reference from the Registrant's current report on Form 8-K filed on August 22, 2011).

10.8.1
First Amendment to First Lien Credit Agreement, dated May 2, 2012, by and among Eureka Hunter Pipeline, LLC, SunTrust Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference from the Registrant's current report on Form 8-K filed on May 8, 2012).

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

10.9
Second Lien Term Loan Agreement by and among Eureka Hunter Pipeline, LLC, the lenders party thereto and PennantPark Investment Corporation (incorporated by reference from the Registrant's current report on Form 8-K filed on August 22, 2011).+

10.9.1
First Amendment to Second Lien Term Loan Agreement, dated September 20, 2011, by and among Eureka Hunter Pipeline, LLC, PennantPark Investment Corporation and the other lenders party thereto (incorporated by reference from the Registrant's current report on Form 8-K filed on May 8, 2012).

10.9.2
Limited Waiver to Second Lien Term Loan Agreement, dated May 2, 2012, by and among Eureka Hunter Pipeline, LLC, U.S. Bank National Association, as Collateral Agent, PennantPark Investment Corporation and the other lenders party thereto (incorporated by reference from the Registrant's current report on Form 8-K filed on May 8, 2012).

10.9.3
Second Amendment to Second Lien Term Loan Agreement by and among Eureka Hunter Pipeline, LLC, PennantPark Investment Corporation and the other lenders party thereto (incorporated by reference from Registrant's current report on Form 8-K filed on May 8, 2012).

10.9.4
Limited Waiver and Third Amendment to Second Lien Term Loan Agreement, dated June 29, 2012, by and among Eureka Hunter Pipeline, LLC, PennantPark Investment Corporation and the other lenders party thereto (incorporated by reference from Registrant's current report on Form 8-K filed on July 6, 2012).

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

10.10
Amended and Restated Limited Liability Company Agreement of Eureka Hunter Holdings, LLC, dated March 21, 2012, between the Registrant and ArcLight Capital Partners, LLC. (incorporated by reference from the Registrant's quarterly report on Form 10-Q filed on May 3, 2012). +

10.10.1
First Amendment to Amended and Restated Limited Liability Company Agreement of Eureka Hunter Holdings, LLC, dated April 2, 2012, by and between the Registrant, Ridgeline Midstream Holdings, LLC, and TransTex Gas Services LP (incorporated by reference from the Registrant's quarterly report on Form 10-Q filed on May 3, 2012).

10.10.2
Second Amendment to Amended and Restated Limited Liability Company Agreement of Eureka Hunter Holdings, LLC, dated March 7, 2013 by and between the Registrant, Ridgeline Midstream Holdings, LLC, and TransTex Gas Services LP (incorporated by reference from the Registrant's current report on Form 8-K filed on March 13, 2013, 2013).

10.11
Series A Convertible Preferred Unit Purchase Agreement, dated March 21, 2012, by and among Eureka Hunter Holdings, LLC, the Registrant, and Ridgeline Midstream Holdings, LLC (incorporated by reference from the Registrant's quarterly report on Form 10-Q filed on May 3, 2012). +

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

10.16	Letter Agreement, dated October 31, 2013, between the Registrant and Ronald D. Ormand.#

12.1	Computation of Ratio of Earnings to Fixed Charges (previously filed with the Registrant's annual report on Form 10-K filed on February 25, 2014).

21.1	List of Subsidiaries (previously filed with the Registrant's annual report on Form 10-K filed on February 25, 2014).

23.1	Consent of BDO USA, LLP (previously filed with the Registrant's annual report on Form 10-K filed on February 25, 2014).

23.2	Consent of Hein & Associates LLP (previously filed with the Registrant's annual report on Form 10-K filed on February 25, 2014).

23.3	Consent of Cawley Gillespie & Associates, Inc (previously filed with the Registrant's annual report on Form 10-K filed on February 25, 2014).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

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