Form 10-K/A
period 2013-12-31
MAGNUM HUNTER RESOURCES CORP
filed 2014-07-17
CIK 1335190

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

EXPLANATORY NOTE
This Form 10-K/A (this “Amendment”) amends Magnum Hunter Resources Corporation’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2013, as amended (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “Commission”) on February 25, 2014 and amended on March 18, 2014 and March 31, 2014. The Company is filing this Amendment solely in response to comments received from the staff of the Commission in connection with the staff’s review of certain resale registration statements filed by the Company with the Commission under the Securities Act of 1933 for the resale by certain stockholders of common stock issued to them by the Company in private placements. In response to those comments, the Company is amending the Original 10-K to:

•
provide additional disclosures regarding (a) initial production rates from the Company’s wells, as of the dates set forth in the Original 10-K, (b) changes in the Company’s proved undeveloped reserves, as of the dates or for the periods set forth in the Original 10-K and (c) the technical qualifications of the person primarily responsible for preparing the Company’s reserve report referenced in the Original 10-K, under the headings “Our Company, ” “Our Operations” and “Reserves”, respectively, in Part I, Item 1. Business;

•
provide additional disclosures regarding the Company’s proved reserves, as of the dates set forth in the Original 10-K, in the “Supplemental Oil and Gas Disclosures (Unaudited)” in the notes to the Company’s financial statements in Part II, Item 8. Financial Statements and Supplementary Data;

•
provide additional disclosures regarding the determination of certain elements of the Company’s 2013 executive compensation under the heading “Our Compensation Philosophy” in Part III, Item 11. Executive Compensation; and

•
file a revised exhibit 99.1 (Independent Engineer Reserve Report for the year ended December 31, 2013 prepared by Cawley Gillespie & Associates, Inc.) to include additional disclosures regarding the technical qualifications of the person primarily responsible for preparing the reserve report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment sets forth the complete text of Part I, Item 1. Business, Part II, Item 8. Financial Statements and Supplementary Data, and Part III, Item 11. Executive Compensation as amended by this Amendment.
This Amendment speaks as of the original filing date of the Original 10-K and reflects only the changes to the Original 10-K described above. No other information included in the Original 10-K has been modified or updated in any way, and the Company has not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-K or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.
The Company also has included as exhibits to this Amendment the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
This Amendment should be read in conjunction with the Company’s filings with the Commission made subsequent to February 25, 2014, the date of the original filing of the Original 10-K.

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
Marcellus Shale. As of January 31, 2014, we had a total of approximately 78,709 net leasehold acres in the Marcellus Shale. Our Marcellus Shale acreage is located principally in Tyler, Pleasants, Ritchie, Wetzel and Lewis Counties, West Virginia and in Washington and Monroe Counties, Ohio. As of January 31, 2014, we had (a) 35 horizontal wells (27.5 net) producing in the Marcellus Shale (including non-operated wells) and (b) 14 horizontal wells (7.9 net) awaiting completion, one horizontal well (one net) drilling, and one drilling rig operating on our Company-operated Marcellus Shale properties. As of January 31, 2014, approximately 76% of our mineral leases in the Marcellus Shale area were held by production. As of January 31, 2014, our five most recently completed Company-operated horizontal wells targeting the Marcellus Shale generated approximately 12,158 Mcfe/d (8,794 Mcfe/d wet gas and 3,364 Mcfe/d condensate) and 7,005 Mcfe/d (5,618 Mcfe/d wet gas and 1,387 Mcfe/d condensate) average IP-24 hour and IP-30 day rates, respectively.
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
Marcellus Shale Properties
As of January 31, 2014, we had a total of approximately 78,709 net leasehold acres in the Marcellus Shale. Our Marcellus Shale acreage is located principally in Tyler, Pleasants, Richie, Wetzel and Lewis Counties, West Virginia and in Washington and Monroe Counties, Ohio. As of January 31, 2014, we had (a) 35 horizontal wells producing in the Marcellus Shale (including non-operated wells), and (b) 14 horizontal wells (7.9 net) awaiting completion, one horizontal well (one net) drilling, and one drilling rig operating on our Company-operated Marcellus Shale properties. As of January 31, 2014, approximately 76% of our mineral leases in the Marcellus Shale area were held by production. As of January 31, 2014, our five most recently completed Company-operated horizontal wells targeting the Marcellus Shale generated approximately 12,158 Mcfe/d (8,794 Mcfe/d wet gas and 3,364 Mcfe/d condensate) and 7,005 Mcfe/d (5,618 Mcfe/d wet gas and 1,387 Mcfe/d condensate) average IP-24 hour and IP-30 day rates, respectively.
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

The following table contains certain information regarding our Marcellus Shale horizontal wells drilled or completed in 2013.

		MHR Working	First	Horizontal Lateral	# of Frac	IP-24 Hour Rate	IP-7 Day Rate	IP-30 Day Rate
Well Name	County	Interest	Production	Length (feet)	Stages	(Mcfe/d)	(Mcfe/d)	(Mcfe/d)
Operated
Collins Unit #1116H	Tyler, WV	100%	12/21/2013	4,444	18	12,854	9,543	7,241
				Wet Gas(1)		9,842	7,306	5,818
				Condensate(2)		3,012	2,237	1,423
Collins Unit #1117H	Tyler, WV	100%	12/20/2013	5,235	21	12,421	10,340	7,494
				Wet Gas(1)		9,559	7,958	6,047
				Condensate(2)		2,862	2,382	1,447
Collins Unit #1118H	Tyler, WV	100%	12/7/2013	5,355	21	12,832	8,842	6,125
				Wet Gas(1)		9,604	6,617	4,828
				Condensate(2)		3,228	2,225	1,297
Collins Unit #1119H	Tyler, WV	100%	12/5/2013	6,037	24	12,670	8,560	7,168
				Wet Gas(1)		9,748	6,586	5,782
				Condensate(2)		2,922	1,974	1,386
Non-Operated
Mills Wetzel #9H	Wetzel, WV	50%	2/22/2013	4,900	20	3,257	2,945	2,892
				Wet Gas(1)		3,257	2,945	2,784
				Condensate(2)		—	—	108
Mills Wetzel #12H	Wetzel, WV	50%	2/27/2013	3,400	14	4,661	2,701	2,456
				Wet Gas(1)		4,386	2,544	2,396
				Condensate(2)		275	157	60
Mills Wetzel #13H	Wetzel, WV	50%	3/9/2013	4,000	16	3,140	4,009	3,286
				Wet Gas(1)		3,122	3,985	3,214
				Condensate(2)		18	24	72
Mills Wetzel #15H	Wetzel, WV	50%	3/19/2013	4,600	18	3,951	2,412	2,891
				Wet Gas(1)		3,945	2,407	2,693
				Condensate(2)		6	5	198
Mills Wetzel #4H	Wetzel, WV	50%	4/6/2013	4,150	17	3,044	3,144	2,882
				Wet Gas(1)		3,044	3,119	2,749
				Condensate(2)		—	25	133
Mills Wetzel #5H	Wetzel, WV	50%	4/13/2013	4,200	17	3,225	3,700	3,217
				Wet Gas(1)		2,361	2,824	2,894
				Condensate(2)		864	876	323
Mills Wetzel #6H	Wetzel, WV	50%	4/20/2013	4,050	17	3,787	6,412	4,360
				Wet Gas(1)		3,553	6,059	4,078
				Condensate(2)		234	353	282
Mills Wetzel #7H	Wetzel, WV	50%	4/27/2013	4,600	18	3,560	3,380	3,612
				Wet Gas(1)		3,560	3,277	3,359
				Condensate(2)		—	103	253
________________________________

(1)	Wet gas contains less methane than dry gas and has a higher percentage of natural gas liquids (NGLs). The combination of NGL’s and liquefied hydrocarbons make the gas “wet”.

(2)	Determined using the ratio of six Mcf of natural gas to one Bbl of condensate.

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

Reserves
Our oil and natural gas properties are primarily located in (i) the Appalachian Basin in West Virginia, Ohio and Kentucky, with substantial acreage in the Marcellus Shale and Utica Shale areas in West Virginia and Ohio; and (ii) the Williston Basin in North Dakota and Canada. Cawley, Gillespie & Associates, Inc. (“CG&A”), independent petroleum consultants, has estimated our oil and natural gas reserves and the present value of future net revenues therefrom as of December 31, 2013. These estimates were determined based on prices for the twelve-month period ended December 31, 2013, and lease operating expenses as of August 31, 2013. Since January 1, 2013, we have not filed, nor were we required to file, any reports concerning our oil and gas reserves with any federal authority or agency, other than the SEC and regular survey reports provided to the U.S. Department of Energy. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties become available.
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

The following table summarizes the changes in our proved undeveloped reserves for the year ended December 31, 2013:

Proved Undeveloped Reserves (MBoe)	For the Year Ended December 31, 2013
Proved undeveloped reserves-beginning of year	29,517
Revisions of previous estimates (1)	(8,131)
Extensions and discoveries	19,158
Conversions to proved developed reserves	(4,124)
Purchases of reserves in place	—
Sales of reserves in place	(9,038)
Proved undeveloped reserves-end of year	27,382
______________
(1) Downward revisions in estimated proved undeveloped reserve estimates were primarily related to our Williston Basin/Bakken Shale properties and resulted from lower than expected performance, higher operating expenses and downward fluctuating pricing during the year.

Our capital expenditures associated with the conversion of proved undeveloped reserves to proved developed reserves were approximately $32.8 million for the year ended December 31, 2013. We expect to develop all of our proved undeveloped reserves as of December 31, 2013 within five years of their initial booking.

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

Reserve Estimation
CG&A evaluated our oil and gas reserves on a consolidated basis as of December 31, 2013. The technical persons responsible for preparing our proved reserves estimates meet the requirements with regard to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. CG&A is a Texas Registered Engineering Firm (F-693), made up of independent registered professional engineers and geologists. The evaluation prepared by CG&A was supervised by Todd Brooker, Senior Vice President of CG&A. According to biographical information contained in CG&A’s reserve report, Mr. Brooker has been an employee of CG&A since 1992 and his responsibilities with CG&A include reserve and economic evaluations, fair market valuations, field studies, pipeline resource studies and acquisition / divestiture analysis. Also, according to biographical information contained in CG&A’s reserves report, Mr. Brooker graduated with honors from the University of Texas at Austin in 1989 with a B.S. in petroleum engineering, is a registered Professional Engineer in the State of Texas and is also a member of the Society of Petroleum Engineers. CG&A does not own an interest in any of our properties and is not employed by us on a contingent basis.
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

PART II
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

Total Proved Reserves	Crude Oil	NGLs	Natural Gas
	(MBbl)	(MBbl)	(MMcf)
Balance December 31, 2010	6,824	—	39,452
Revisions of previous estimates	4,104	2,833	40,494
Purchases of reserves in place	4,870	1,475	43,757
Extensions, discoveries, and other additions	2,317	370	22,399
Sales of reserves in place	(215)	—	(11)
Production	(776)	(93)	(6,854)
Balance December 31, 2011	17,124	4,585	139,237
Revisions of previous estimates	7,936	4,632	25,644
Purchases of reserves in place	10,613	—	12,082
Extensions, discoveries, and other additions	3,305	110	544
Sales of reserves in place	(10)	—	(63)
Production	(2,141)	(202)	(14,824)
Balance December 31, 2012	36,827	9,125	162,620
Revisions of previous estimates	3,766	2,382	100,456
Purchases of reserves in place	—	—	88
Extensions, discoveries and other additions	577	71	1,285
Sales of reserves in place	(14,506)	(698)	(4,185)
Production	(2,329)	(458)	(13,482)
Balance December 31, 2013	24,335	10,422	246,782
Developed reserves, included above:
December 31, 2011	7,719	1,460	90,198
December 31, 2012	16,355	6,262	125,526
December 31, 2013	12,085	6,990	176,585
Proved undeveloped reserves, included above:
December 31, 2011	9,405	3,126	49,039
December 31, 2012	20,472	2,863	37,094
December 31, 2013	12,250	3,432	70,197

The 2011 purchases of reserves in place includes approximately 4,909 MBoe of proved reserves acquired in the May 3, 2011 acquisition of all of the outstanding common shares of NuLoch Resources, Inc. and approximately 8,714 MBoe of proved reserves acquired in the April 13, 2011 acquisition of all of the outstanding common shares of NGAS Resources, Inc. The 2012 purchases of reserves in place includes approximately 2,217 MBoe of proved reserves acquired in the Eagle Operating Assets Acquisition, approximately 8,595 MBoe of proved reserves acquired in the Baytex Energy USA Assets Acquisition, approximately 1,428.9 MBoe acquired in the Virco acquisition and various smaller acquisitions (See “Note 5 – Acquisitions”). The 2013 sales of reserves in place includes approximately 11,459 MBoe of proved reserves included in the sale of Eagle Ford Hunter and approximately 4,308 MBoe of proved reserves in the sale of Certain North Dakota Oil and Natural Gas Properties (See “Note 2 – Divestitures and Discontinued Operations”).

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
______________

(1)
The Company's net changes due to revisions of previous quantity estimates primarily reflect upward revisions to recoverable quantities of oil and gas minerals assuming existing prices and technology. For the year ended December 31, 2013, the Company made upward revisions of 3,766 MBbl of oil, 2,382 MBbl of natural gas liquids and 100,456 MMcf of natural gas due to additional information gathered from continued production from the shale areas and increases in estimated ultimate recoveries (EURs). For the year ended December 31, 2012, the Company made upward revisions of 7,936 MBbls of oil, 4,632 MBml of natural gas liquids and 25,644 MMcf of natural gas.

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

PART III
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

We frequently consult with Longnecker on the competitiveness of our executive compensation. In February 2013, Longnecker performed a formal peer group review on the compensation of our senior executives. That review looked at the following companies in our peer group:

Approach Resources Inc.	Gulfport Energy Corporation	Resolute Energy Corporation
Carrizo Oil & Gas, Inc.	Halcon Resources Corporation	Rex Energy Corporation
Comstock Resources, Inc.	Kodiak Oil & Gas Corp.	Rosetta Resources Inc.
EXCO Resources, Inc.	Northern Oil & Gas, Inc.	Swift Energy Company
Forest Oil Corporation	Oasis Petroleum Inc.
Goodrich Petroleum Corporation	PDC Energy, Inc.
We generally have targeted direct cash compensation (salary and bonus) at or around the 50th percentile of our peer group and long-term incentive compensation at or around the 75th percentile of our peer group, for a total compensation package that falls between the 50th and 75th percentiles of our peer group. We believe this approach best serves our objectives described above.
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
Short-Term Incentives
For 2012 and prior years, our short-term incentive compensation program provided our executive officers the opportunity to receive a cash bonus of up to 50% of base salary based on specified performance metrics and an additional merit bonus at the discretion of the Compensation Committee. For 2013, the Compensation Committee suspended the metrics-based component of our short-term incentive program that was utilized in prior years in favor of full discretion for the Compensation Committee in awarding bonuses. In light of the change in the Company's independent auditor in 2013 and related late filing of the Company's 2012 Form 10-K, the Compensation Committee determined that 2013 bonuses for senior management should be considered on a case-by-case basis. Importantly, the award of a bonus should not be seen as "locked in" because of the achievement of a performance metric if the bonus is not deserved given overall performance. However, the Compensation Committee determined that the performance metrics adopted for 2012 would be considered as part of its analysis of the discretionary award of bonuses.

For 2012, the performance metrics were tied to increases in average daily production, increases in total proved reserves, reductions in lifting costs, reductions in recurring cash general and administrative expenses and, in the case of the Chief Executive Officer, the Company’s stock price.

Our Compensation Committee awarded short-term incentives in the form of cash bonuses to certain employees, including our NEOs, in March, 2014, based on individual and Company performance in 2013. The Compensation Committee considered each NEO's contributions to the Company's financial and operational performance objectives, including the performance metrics described above. For each NEO, the Compensation Committee considered that:

•	the Company’s average daily production for the fourth quarter of 2013 increased by approximately 44% from the fourth quarter of 2012;

•	the Company’s total proved reserves at December 31, 2013 increased by approximately 23% from December 31, 2012, adjusted for the disposition of certain assets during 2013;

•
the Company’s lease operating expenses per Boe, or LOE/Boe, for the year ended December 31, 2013 increased by approximately 59% from the year ended December 31, 2012 and the increase related primarily to increased volume produced, increased percentage of production as NGL in the Appalachian Basis and higher Appalachian Basis gas transportation charges; and

•
the Company’s recurring cash general and administrative expenses per Boe for the fourth quarter of 2013 decreased by approximately 34% from the fourth quarter of 2012, but recurring cash general and administrative expenses per Boe for the year ended December 31, 2013 increased by approximately 11% from the year ended December 31, 2012.

For Mr. Evans, the Compensation Committee also considered the increase in the Company’s stock price during 2013, as well as his ultimate responsibility, as Chief Executive Officer, for the overall performance of the Company.

The cash bonus for Mr. Daches included a sign-on bonus of $150,000 paid when he joined the Company. The cash bonus for Mr. Ormand was a one-time separation payment.

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
The number of stock options awarded to our NEOs during 2013 was not based on individual or Company performance. Rather, the awards were determined by the Compensation Committee to target the 75th percentile in long-term incentive compensation of our peer group. This is consistent with our approach described above of using long-term incentives more aggressively than direct cash compensation in comparison to our peers and using equity awards for retention purposes.
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
Date: July 17, 2014

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

10.16	Letter Agreement, dated October 31, 2013, between the Registrant and Ronald D. Ormand (previously filed with the Registrant’s Form 10-K/A filed on March 31, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges (previously filed with the Registrant’s annual report on Form 10-K filed on February 25, 2014).

21.1	List of Subsidiaries (previously filed with the Registrant’s annual report on Form 10-K filed on February 25, 2014).

23.1	Consent of BDO USA, LLP.#

23.2	Consent of Hein & Associates LLP.#

23.3	Consent of Cawley Gillespie & Associates, Inc.#

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

99.1	Independent Engineer Reserve Report for the year ended December 31, 2013 prepared by Cawley Gillespie & Associates, Inc.#

101.INS^	XBRL Instance Document.

101.SCH^	XBRL Taxonomy Extension Schema Document.

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF^	XBRL Taxonomy Extension Definition Presentation Linkbase Document.

*	The referenced exhibit is a management contract, compensatory plan, or arrangement.

+	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

@	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

#	Filed Herewith

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