Form 10-K/A
period 2014-12-31
MAGNUM HUNTER RESOURCES CORP
filed 2015-03-12
CIK 1335190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-K/A (this “Amendment”) amends Magnum Hunter Resources Corporation’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2014 (the “Original 10-K”), which was filed with the Securities and Exchange Commission on March 2, 2015.

The Company is filing this Amendment to amend Part IV, Item 15 to include the separate financial statements of Eureka Hunter Holdings, LLC and its consolidated subsidiaries (“Eureka Hunter”) as required by Rule 3-09 of Regulation S-X (the “Rule 3-09 financial statements”), which were not included in the Original 10-K because Eureka Hunter’s financial statement audit was not complete at the time the Company filed the Original 10-K. The Rule 3-09 financial statements are provided as Exhibit 99.2 to this Amendment.

Pursuant to Rule 3-09 of Regulation S-X, the Company is required to file separate audited consolidated financial statements for Eureka Hunter because Eureka Hunter is a significant investee of the Company accounted for by the equity method.  The requirement under Rule 3-09(b) of Regulation S-X is that the separate financial statements of a significant investee should be provided as of the same dates and for the same periods as the audited consolidated financial statements required by Rules 3-01 and 3-02 of Regulation S-X. Based on interpretive guidance of the staff of the Securities and Exchange Commission, the Company is required to present the separate audited consolidated financial statements of Eureka Hunter only for the period of time in which it was a significant investee. Eureka Hunter was a significant investee for the 14-day period from December 18, 2014 to December 31, 2014. The Company requested and received a letter from the staff of the Securities and Exchange Commission stating that the staff would not object to the Company including the audited consolidated financial statements of Eureka Hunter for the year ended December 31, 2014 rather than for the 14-day period in which it was a significant investee.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements: The following consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of the Original 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012
Notes to the Consolidated Financial Statements

2.
Financial Statement Schedules: Except for the consolidated financial statements of Eureka Hunter Holdings, LLC listed below, all financial statement schedules are omitted as inapplicable or because the required information is contained in the financial statements, or the notes thereto, included in the Original 10-K.

The following consolidated financial statements of Eureka Hunter Holdings, LLC required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.2 to this Amendment:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet at December 31, 2014
Consolidated Statement of Operations for the year ended December 31, 2014
Consolidated Statement of Changes in Members' Equity (Deficit) for the year ended December 31, 2014
Consolidated Statement of Cash Flows for the year ended December 31, 2014
Notes to the Consolidated Financial Statements

3.	Exhibits: See the list of exhibits in the Index to Exhibits to this Amendment, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES CORPORATION

By:	/s/ GARY C. EVANS
Gary C. Evans
Chairman of the Board and Chief Executive Officer
Date: March 12, 2015

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

4.4.5
Fifth Supplemental Indenture, dated January 27, 2014, by and among the Registrant, Citibank, N.A., as Paying Agent, Registrar and Authenticating Agent, and Wilmington Trust, National Association, as Trustee (incorporated by reference from the Registrant's annual report on Form 10-K filed on March 2, 2015).

4.4.6
Sixth Supplemental Indenture, dated November 10, 2014, by and among Bakken Hunter Canada, Inc., Citibank, N.A., as Paying Agent, Registrar and Authenticating Agent, and Wilmington Trust, National Association, as Trustee (incorporated by reference from the Registrant's annual report on Form 10-K filed on March 2, 2015).

4.4.7
Seventh Supplemental Indenture, dated December 4, 2014, by and among Triad Holdings, LLC, Citibank, N.A., as Paying Agent, Registrar and Authenticating Agent, and Wilmington Trust, National Association, as Trustee (incorporated by reference from the Registrant's annual report on Form 10-K filed on March 2, 2015).

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

10.17.1
First Amendment to Credit Agreement and Limited Waiver, dated February 24, 2015, by and among the Registrant, the guarantors party thereto, the lenders party thereto and Bank of Montreal (incorporated by reference from the Registrant's annual report on Form 10-K filed on March 2, 2015).

10.18
Second Lien Credit Agreement, dated October 22, 2014, by and among the Registrant, Credit Suisse AG, Cayman Islands Branch, the lenders party thereto and the agents party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 28, 2014).

10.19*##	Letter Agreement, dated January 29, 2015, by and between the Registrant and R. Glenn Dawson.

10.20##	Release and Confidentiality Agreement, dated January 29, 2015, by and between the Registrant and R. Glenn Dawson.

12.1##	Computation of Ratio of Earnings to Fixed Charges.

21.1##	List of Subsidiaries.

23.1##	Consent of BDO USA, LLP with respect to the consolidated financial statements of Magnum Hunter Resources Corporation.

23.2##	Consent of Cawley Gillespie & Associates, Inc.

23.3#	Consent of BDO USA, LLP with respect to the consolidated financial statements of Eureka Hunter Holdings, LLC.

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1##	Independent Engineer Reserve Report for the year ended December 31, 2014 prepared by Cawley Gillespie & Associates, Inc.

99.2#	Consolidated financial statements of Eureka Hunter Holdings, LLC as of and for the year ended December 31, 2014.

101.INS##	XBRL Instance Document.

101.SCH##	XBRL Taxonomy Extension Schema Document.

101.CAL##	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB##	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE##	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF##	XBRL Taxonomy Extension Definition Presentation Linkbase Document.

*	The referenced exhibit is a management contract, compensatory plan or arrangement.

+	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

@	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

#	Filed herewith.

##	Filed with the Original 10-K.

^
This exhibit is furnished herewith and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.