Form 10-K/A
period 2014-12-31
MAGNUM HUNTER RESOURCES CORP
filed 2015-04-02
CIK 1335190

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act     Yes  ☐    No ☒
State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1,560,087,080
As of March 31, 2015, 201,480,649 shares of the registrant's common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: None.

EXPLANATORY NOTE

This Form 10-K/A (this "Amendment") amends Magnum Hunter Resources Corporation's (the "Company") annual report on Form 10-K for the year ended December 31, 2014, as amended (the "Original 10-K"), which was filed with the Securities and Exchange Commission (the "Commission") on March 2, 2015 and amended on March 12, 2015. The Company is filing this Amendment for the sole purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be filed as an amendment to the Original 10-K if such amendment is filed no later than 120 days after the Company's fiscal year-end. The reference on the cover of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted.
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
This Amendment should be read in conjunction with the Company's filings with the Commission made subsequent to March 2, 2015, the date of the original filing.

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
J. Raleigh Bailes, Sr., age 66, has been a director of Magnum Hunter since 2006. Mr. Bailes has been a partner of Bailes, Bates & Associates, LLP, a tax and accounting firm, since March 2003. Between November 1999 and March 2003, Mr. Bailes owned and managed J. Raleigh Bailes, CPA, a tax and accounting firm. Mr. Bailes is admitted to practice before the U.S. Tax Court and is licensed by the State of Texas as a certified public accountant. The Board has concluded that the Company benefits from Mr. Bailes' tax, accounting and industry experience.
Victor G. Carrillo, age 50, has been a director of Magnum Hunter since January 2011. Mr. Carrillo currently serves as President and Chief Operating Officer (a position he has held since October 2011) and a director of Zion Oil & Gas, Inc. ("Zion"), a company engaged in onshore oil and gas exploration in Israel. Mr. Carrillo has served as a director of Zion since September 2010, and he served as an executive vice president and a director of Zion from January 2011 to October 2011. From 2003 to 2010, Mr. Carrillo served as a commissioner on the Texas Railroad Commission, overseeing the Texas oil and gas sector. Currently, Mr. Carrillo serves on the Advisory Board of the Maguire Energy Institute at Southern Methodist University and on an advisory committee for the TechnoWise Group, an energy conservation solutions company. He is also on the board of directors of the Texas-Israel Chamber of Commerce and is Chairman Emeritus of the West Texas Energy Consortium. During his time of service on the Texas Railroad Commission, Mr. Carrillo also served as Chairman of the Governor's Texas Energy Planning Council, Chairman of the Outer Continental Shelf Advisory Committee to the U.S. Secretary of the Interior, and Vice Chairman of the Interstate Oil and Gas Compact Commission. Mr. Carrillo received a B.S. in geology from Hardin-Simmons University, an M.S. in geology from Baylor University, a Juris Doctorate with emphasis in both environmental and oil and gas law from the University of Houston Law Center and an honorary Doctorate from Hardin-Simmons University. The Board has concluded that the Company benefits from Mr. Carrillo's vast educational and professional experience related to the crude oil and natural gas exploration and production segment of the energy industry.
Rocky L. Duckworth, age 64, has been a director of Magnum Hunter since October 2013 and was appointed by the Board as Chairman of the Audit Committee in February 2014. Mr. Duckworth brings more than 40 years of regulatory compliance, auditing, financial reporting, and oil and gas accounting experience to the Board. Since May 2013, Mr. Duckworth has served as a director of Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP, where he serves on the audit committee and chairs the conflicts committee. Since August 2014, Mr. Duckworth has also served on the Board of Directors of Glori Energy, Inc. where he chairs the audit committee and is a member of the nominating and governance committee and the compensation committee. Mr. Duckworth retired from KPMG LLP in September 2010 after more than 38 years of service, including more than 29 years as a partner. From 2000 to September 2010, Mr. Duckworth served global energy clients, and he was the energy industry leader of the audit practice in KPMG's Houston office until 2006. Prior to relocating to Houston, Mr. Duckworth was the Managing Partner of KPMG's Oklahoma City office from 1987 to 2000. Mr. Duckworth was the partner in charge of the audit practice in Oklahoma City from 1984 until 1987. Mr. Duckworth earned a Bachelor of Science in Accounting with honors from Oklahoma State University in 1972 and also was commissioned a 2nd lieutenant in the U.S. Army upon graduation from Oklahoma State University. In May 2011, Mr. Duckworth was appointed by the Governor as a member of the Texas State Board of Public

Accountancy and he is a certified public accountant in the State of Texas. The Board has concluded that the Company benefits from Mr. Duckworth's extensive audit and SEC reporting experience serving public oil and natural gas production companies.
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
Stephen C. Hurley, age 65, has been a director of Magnum Hunter since October 2011. Mr. Hurley has 38 years of experience in the oil and gas industry. He also serves on the board of directors of Brigham Resources, LLC, a privately held oil and gas company. He is a former member of the board of directors of Brigham Exploration Company, serving from December 2002 to December 2011 when the company was sold to Statoil ASA for $4.6 billion. He also served on the audit and compensation committees of Brigham Exploration Company. Mr. Hurley is a former President and board member of Hunt Oil Company, having been associated with Hunt Oil Company from August 2001 to February 2012. Prior to joining Hunt Oil Company, Mr. Hurley served as Chief Operating Officer, Executive Vice President and a member of the board of directors for Chieftain International, Inc. from August 1995 to August 2001, when Hunt Oil Company bought Chieftain International, Inc. Prior to joining Chieftain International, Inc., Mr. Hurley was Executive Vice President of worldwide Exploration and Production for Murphy Exploration and Production Company. During his 16 year tenure at Murphy Exploration and Production Company, he held the positions of Senior Geologist, Exploration Manager, Vice President and Executive Vice President. From 1975 to 1980, Mr. Hurley was a geologist with Exxon Company USA, having been recruited out of college. Mr. Hurley holds both Bachelor of Science and Master of Science degrees in geology from the University of Arkansas and an advanced degree in business studies from Harvard University. He is a past President of both the Dallas Petroleum Club and Dallas Wildcatters Committee. The Board has concluded that the Company benefits from Mr. Hurley's extensive executive-level experience in the energy industry.
Joe L. McClaugherty, age 63, has been a director of Magnum Hunter since 2006. Mr. McClaugherty is a senior partner of McClaugherty & Silver, P.C., a full service firm engaged in the practice of civil law located in Santa Fe, New Mexico. He has practiced law for 39 years and has a Martindale-Hubbell rating of AV Preeminent and is a Fellow of the International Academy of Trial Lawyers. Prior to founding McClaugherty & Silver, P.C. in 1992, he was the Managing Partner of the Santa Fe office of Kemp, Smith, Duncan & Hammond, and, earlier, of Rodey, Dickason, Sloan, Akin & Robb. Mr. McClaugherty has served on numerous boards of both international and domestic companies. He received a BBA with Honors from the University of Texas in 1973 and a JD with Honors from the University of Texas School of Law in 1976. He is admitted to the Bars of the State of New Mexico, State of Texas, State of Colorado, United States Federal District Court for the State of New Mexico, United States Federal District Court for the State of Colorado, United States Court of Appeals for the Tenth Circuit and the United States Supreme Court. The Board has concluded that the Company benefits from Mr. McClaugherty's business and law degrees from the University of Texas at Austin, his approximately 38 years of legal experience in a broad-based civil practice and his extensive experience on boards of both international and domestic companies.
Jeff Swanson, age 59, has been a director of Magnum Hunter since 2009. Mr. Swanson currently serves as the President and Chief Executive Officer of GrailQuest Corp., a privately held company providing software and services to the oil and gas industry, a position he has held since January 1999. Mr. Swanson is also the President and Chief Executive Officer of Durango Resources Corp., an oil and gas producer operating in Texas. He has been actively engaged in the exploration and production sectors of the oil and gas industry for over 30 years. Mr. Swanson co-founded Stratamodel, Inc., which developed the first commercially available 3-D geocellular technology, now a standard workflow tool in the oil and gas industry. He is co-author of two patents including ReservoirGrail, an increasingly used reservoir volumetric material balancing simulator and SandGrail, a clastics modeling program. Mr. Swanson received his B.B.A. from Southern Methodist University and is a member of the Society of Petroleum Engineers (SPE), Association of Petroleum Geologists (AAPG), Houston Geological Society (HGS), Independent Petroleum Association of

America (IPAA) and the National Stripper Well Association (NSWA). He is an individual trustee of TEL Offshore Trust, a publicly-listed oil and gas trust. He also serves on the Board of Directors of New Standard Energy, a public Australian company. The Board has concluded that the Company benefits from Mr. Swanson's experience as a chief executive officer and his oil and gas industry expertise, particularly his technical expertise with respect to oil field and reserve estimation technology.
Biographical Information of Our Executive Officers
The following is a brief biography of each of our executive officers other than Mr. Evans, whose biographical information is included above.
Joseph C. Daches, age 48, has served as Senior Vice President and Chief Financial Officer of the Company since July 2013. Mr. Daches has more than 20 years of regulatory compliance, financial reporting, technical accounting, management and oil and gas accounting experience, primarily within the energy industry. Prior to joining the Company, Mr. Daches had served as Executive Vice President and Chief Accounting Officer of Energy & Exploration Partners, Inc. since September 2012 and as a director of that company since April 2013. He previously served as a partner and Managing Director of the Willis Consulting Group, LLC, from January 2012 to September 2012. From October 2003 to December 2011, Mr. Daches served as the Director of E&P Advisory Services at Sirius Solutions, LLC, where he was primarily responsible for financial reporting, technical, and oil and gas accounting and the overall management of the E&P advisory services practice. Mr. Daches earned a Bachelor of Science in Accounting from Wilkes University in Pennsylvania, and he is a certified public accountant in good standing with the Texas State Board of Public Accountancy.
James W. Denny, III, age 67, currently serves as Executive Vice President of the Company and as President of our Appalachian Division. Mr. Denny has served as an Executive Vice President of the Company since March 2008. Mr. Denny brings more than 40 years of industry related experience to the Company. Prior to joining Magnum Hunter, Mr. Denny served as President and Chief Executive Officer of Gulf Energy Management Company, a wholly-owned subsidiary of Harken Energy Corporation from January 2005 to October 2007. Mr. Denny served in various positions of responsibility during his tenure with Harken Energy Corporation from 1998 to 2005. In his capacity as President and Chief Executive Officer of Gulf Energy Management, Mr. Denny was responsible for all facets of Gulf Energy Management's North American operations. He is a registered Professional Engineer (Louisiana) and is a Certified Earth Scientist. He is also a member of various industry associations, including the American Petroleum Institute, the National Society of Professional Engineers, the Society of Petroleum Engineers, and the Society of Petroleum Evaluation Engineers. He is a graduate of the University of Louisiana-Lafayette with a B. S. in Petroleum Engineering.
Richard S. Farrell, age 57, has served as Senior Vice President of Business Development and Land for Triad Hunter, LLC, a wholly-owned subsidiary of the Company, since April 2010. Prior to joining the Company, Mr. Farrell served as president of JR Farrell Enterprises, LLC, a firm active in oil and gas exploration, production, land and legal consulting, as well as real estate and agricultural investments. From 1999 to 2005, Mr. Farrell served as Vice President Land - Onshore for Magnum Hunter Resources, Inc., an unrelated company of similar name, and its wholly-owned subsidiaries Prize Energy Corporation, Gruy Petroleum Management Co. and Magnum Hunter Production, Inc. Mr. Farrell is a member of the Independent Oil and Gas Association of West Virginia and the Kentucky Oil & Gas Association. Mr. Farrell earned his Bachelor’s degree in marketing from the University of Richmond in 1979.
H.C. "Kip" Ferguson, III, age 49, currently serves as Executive Vice President - Exploration of the Company. Mr. Ferguson has served as an Executive Vice President of the Company since October 2009 and was President of our Eagle Ford Shale Division from 2011 until April 2013. Mr. Ferguson was formerly the President of Sharon Resources, Inc. from September 1999 until the company was acquired by Magnum Hunter in October 2009 and subsequently renamed Eagle Ford Hunter, Inc. As President of Sharon Resources, Inc., Mr. Ferguson's responsibilities included supervision of the day-to-day activities of that company, budget planning for operations, managing the reserves group, supervision of the development of exploratory projects within numerous basins and involvement in extensive field studies and trend analysis, using advanced drilling and completion technology. Mr. Ferguson brings more than 27 years of exploration and development experience in several major U.S. basins to the Company. Mr. Ferguson served on the board of Sharon Resources, Inc. and Sharon Energy Ltd. from September 1999 to October 2009. Mr. Ferguson served on the board for Diaz Resources, Inc. from 2005 to 2009. He also serves on the board of New Standard Energy, a public Australian company. Mr. Ferguson is a third-generation geologist with a degree in Geology from the University of Texas at Austin.
Charlie Gibson, age 56, has served as Vice President of Reservoir Engineering of the Company since March 2015. Prior to joining Magnum Hunter, Mr. Gibson served in various leadership roles with Denbury Resources for 12 years with his last role as Senior Vice President of Operations. Mr. Gibson was employed with Coho Resources for six years as a manager of engineering and worked for Sun/Oryx for 14 years in various reservoir and production engineering positions. Mr. Gibson received his Bachelor of Science degree in Petroleum Engineering from Louisiana State University and is a registered Professional Engineer.
Paul M. Johnston, age 60, has served as Senior Vice President and General Counsel of the Company since June 2010. Mr. Johnston has over 30 years of increasing responsibility and management experience in all facets of general corporate, finance, securities and regulatory related legal matters. He is a former partner with the Dallas-based law firm, Thompson & Knight, LLP, representing both private and publicly held companies during his twenty-year career with the firm. Mr. Johnston also had ten years of in-house counsel experience before joining Magnum Hunter, including his service as Vice President and Corporate Counsel for an NYSE-listed Fortune 250 company from 2000 to 2007, and his service as General Counsel for Links Business Capital, LP, the manager for an SEC-registered investment advisor involved in the management of onshore and offshore hedge funds, from 2007 to 2010. A 1977 graduate of Texas Tech University, Mr. Johnston received his Juris Doctorate from Texas Tech University in 1980.
Christopher T. Akers, age 49, has served as Executive Vice President and Chief Operating Officer of Eureka Hunter Holdings, LLC, since March 2014. Mr. Akers brings more than 25 years of pipeline experience, including operations, engineering, project management and construction, primarily within the midstream industry located in Appalachia. Prior to joining Magnum Hunter, Mr. Akers served as Vice President of Team Environmental LLC since 2013. He previously served as Vice President Operations and Director of Gas Control and Commercial groups at EQT Corporation from 2001 to 2013. During his tenure at EQT Corporation, Mr. Akers was a key member in the expansion of several hundred miles of pipeline, over 30 new compressor stations and two processing facilities. He was a key contributor on mergers and acquisitions and helped develop the strategic plans which focused on cost reduction, increasing throughput and risk/safety management. Prior to joining EQT Corporation, Mr. Akers served in various engineering, operations and gas control roles at Dominion Transmission from 1991 to 2001 and Union Carbide from 1989 to 1991. He has served on the board of West Virginia Oil and Natural Gas Association and chairman of the Midstream group of SGA. Mr. Akers earned a Bachelor of Science in Mechanical Engineering from West Virginia Institute of Technology and a Master of Business Administration from West Virginia Wesleyan.
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
The Board appointed Mr. McClaugherty as the Company's lead independent director for a one-year term commencing on April 13, 2013. On May 8, 2014, the Board re-appointed Mr. McClaugherty as the Company's lead independent director for an additional one-year term. The Board intends to continue to maintain a lead independent director on the Board. The additional responsibilities of the lead independent director include: (i) chairing executive sessions where independent directors meet either before or after regularly scheduled Board meetings and, as appropriate, providing prompt feedback to the Chairman of the Board and the CEO, (ii) calling, setting the agenda for and chairing periodic executive sessions and meetings of the independent directors and reporting accordingly to the full Board, (iii) chairing Board meetings in the absence of the Chairman of the Board, (iv) providing feedback to the Chairman of the Board and CEO on corporate and Board policies and strategies and acting as a liaison between the Board and the CEO, (v) facilitating one-on-one communication between directors and committee chairs and the Chairman of the Board and CEO and other senior managers to keep abreast of their perspectives, (vi) in concert with the Chairman of the Board and CEO, advising on the agenda and schedule for Board meetings and strategic planning sessions based on input from directors, (vii) providing advance feedback on background materials and resources necessary or desirable to assist the directors in carrying out their responsibilities, and reviewing Board materials and background papers in advance of Board meetings, (viii) interviewing potential candidates for election to the Board, (ix) holding one-on-one discussions with individual directors when deemed appropriate by the Chairman of the Board or the lead independent director, (x) overseeing the evaluation of individual members of the Board and of the CEO and (xi) carrying out such other duties as are requested by the Board from time to time.
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

Attendance at Meetings of Stockholders
All directors are expected to attend annual meetings of our stockholders, subject to occasional excused absences due to illness or unavoidable conflicts. All of our directors attended our 2014 annual meeting of stockholders.
Our Board Committees
The Board of Directors oversees the management of the business and affairs of our Company. The Board has three standing committees: the Audit Committee, the Compensation Committee and the Governance Committee, each of which is described below. Each committee operates under a written charter adopted by the Board.
In 2014, the Board met 15 times and acted by unanimous written consent 7 times; the Audit Committee met 9 times; the Compensation Committee met 28 times; and the Governance Committee met 10 times. Each director attended more than 88% of the meetings of the Board and the committees on which he served. The following table sets forth the committees of the Board and their members as of the date of the filing of this amendment to our annual report on Form 10-K/A:

Director	Audit Committee	Compensation Committee	Governance Committee
J. Raleigh Bailes, Sr.	•
Victor G. Carrillo			*•
Rocky L. Duckworth	*•
Gary C. Evans
Stephen C. Hurley	•	•	•
Joe L. McClaugherty	•	*•
Jeff Swanson		•	•
(*) Denotes Chair
From time to time, the Board also establishes special committees to address specific matters. In 2013, the Board appointed Messrs. McClaugherty and Hurley as members of a special committee of the Board tasked with addressing litigation matters.
Website Availability of Documents
Our annual report on Form 10-K for the fiscal year ended December 31, 2014, Amendment No. 1 to our annual report on Form 10-K for the fiscal year ended December 31, 2014, this amendment to our annual report on Form 10-K/A for the fiscal year ended December 31, 2014, all of our other SEC filings, the charters of the Audit Committee, Compensation Committee and Governance Committee, our Code of Conduct and Ethics and our Corporate Governance Guidelines can be found on our website at www.magnumhunterresources.com. The committee charters, Code of Conduct and Ethics and Corporate Governance Guidelines are located under the "Corporate Governance" link under the "Investors" tab. Unless specifically stated herein, documents and information on our website are not incorporated by reference in this annual report.
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
The current members of our Audit Committee are Messrs. Bailes, Duckworth, Hurley and McClaugherty. Mr. Bailes served as Chairman of the Audit Committee during 2013 and through February 25, 2014, the date on which the Company filed its 2013 annual report on Form 10-K. Mr. Duckworth was appointed by the Board as Chairman of the Audit Committee effective February 26, 2014. Mr. Duckworth continues to serve as Chairman of the Audit Committee.
Our Audit Committee must include at least one member who has been determined by our Board to meet the qualifications of an audit committee financial expert in accordance with SEC rules. Our Board has determined that all of the members of our Audit Committee meet the independence and other requirements for audit committee membership of the NYSE listing standards and

SEC requirements. The Board has also determined that Messrs. Duckworth and Bailes are audit committee financial experts, as that term is defined in the SEC rules. Mr. Duckworth is a certified public accountant with more than 38 years of service in public accounting. Mr. Bailes is a certified public accountant and has been engaged in a public accounting and tax practice for approximately the last 40 years. In addition, Messrs. Hurley and McClaugherty have a fundamental understanding of financial statements.
Since its formation in April 2006, the Audit Committee has approved all audit fees, audit-related fees, tax fees and special engagement fees of the Company's independent public accounting firm. The Audit Committee approved 100% of such fees for the year ended December 31, 2014.
Based on the Audit Committee's review and discussions noted above, the Audit Committee recommended to our Board of Directors that Magnum Hunter's audited financial statements for the year ended December 31, 2014 be included in our annual report on Form 10-K for the year ended December 31, 2014.
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
The Board will consider recommendations of director nominees from common stockholders that are submitted in accordance with the procedures for nominations set forth under the section entitled "Other Matters-Stockholder Proposals for 2016 Annual Meeting" in the Company's proxy statement for its 2015 annual meeting of stockholders when the proxy statement is filed. In addition, such recommendations should be accompanied by the candidate's name, biographical data, qualifications and a written statement from the individual evidencing his or her consent to be named as a candidate and, if nominated and elected, to serve as a director. Other than as stated herein, we do not have a formal policy with respect to consideration of director candidates recommended by stockholders, as the Board believes that each candidate, regardless of the source of the recommendation, should be evaluated in light of all relevant facts and circumstances.
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
Director and Officer Indemnification
Our bylaws permit the Company to indemnify the Company's directors and officers to the fullest extent permitted by law. We also maintain directors' and officers' liability insurance.  Additionally, we have, from time to time, entered into separate indemnification agreements with persons who were in service as directors and executive officers of the Company at such time (some of whom are no longer serving in such capacities) that provide broader indemnification than that required under the General Corporation Law of the State of Delaware. These agreements, among other things, require us to indemnify our directors and executive officers to the fullest extent permitted by applicable law for certain expenses, including attorneys' fees, judgments, penalties, fines and settlement amounts actually and reasonably incurred by a director or executive officer in any action or proceeding arising out of his service as one of our directors or executive officers, or any of our subsidiaries, or any other company or enterprise to which the person provides services at our request, including liability arising out of negligence or active or passive wrongdoing by the officer or director.  We believe that these agreements are necessary to attract and retain qualified directors and executives.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial holders of more than 10% of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our stock. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during the year ended December 31, 2014 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2014, and any written representations provided to us, we believe that all of our directors, executive officers and beneficial holders of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2014, except that Glenn Dawson, a former officer of the Company, made one late filing on Form 4 resulting in a failure to timely report two transactions.

Item 11. EXECUTIVE COMPENSATION
Director Compensation
Our Compensation Committee reviews, not less frequently than bi-annually, and recommends to our Board for approval, fees and other compensation and benefits for our non-employee directors. Also, our Compensation Committee frequently consults with Longnecker and Associates ("Longnecker"), an independent compensation consultant, on the competitiveness of our director and executive compensation. Longnecker assists our Compensation Committee in evaluating the appropriateness of our non-employee directors' compensation program, including the mix of meeting fees and annual chairperson retainers, to ensure that the program compensates our non-employee directors for the level of responsibility the Board has assumed in today's corporate governance environment and to remain competitive relative to companies in our peer group. Longnecker's most recent formal peer group review for the Compensation Committee on overall director compensation was performed in December 2013. That review looked at the following companies in our peer group:

Approach Resources Inc.	Gulfport Energy Corporation	Resolute Energy Corporation
Carrizo Oil & Gas, Inc.	Halcon Resources Corporation	Rex Energy Corporation
Comstock Resources, Inc.	Kodiak Oil & Gas Corp. (which has since been acquired by Whiting Petroleum Corporation)	Rosetta Resources Inc.
EXCO Resources, Inc.	Northern Oil & Gas, Inc.	Swift Energy Company
Forest Oil Corporation (which has since merged with Sabine Oil & Gas LLC to form Sabine Oil & Gas Corp.)	Oasis Petroleum Inc.
Goodrich Petroleum Corporation	PDC Energy, Inc.

The Company's non-employee directors' compensation program remained fundamentally unchanged in 2014. Each of our non-employee directors received a $50,000 annual retainer. In addition to the general annual retainer, supplemental retainers were paid for the following positions: $15,000 to the chair of the Audit Committee, $10,000 to the chair of each other committee, and $30,000 to the lead independent director. Fees for attending meetings of the Board and its standing committees were set at $1,500 per Board meeting and $1,000 per standing committee meeting. Fees for attending meetings of special committees were set at $1,000 per meeting for meetings up to two hours in duration, with an additional $1,000 for each additional two hour block, or portion thereof, in excess of the initial two hours. The Company's Reserves Committee, the members of which are officers of the Company appointed by the Company's Chief Executive Officer, reports to the Governance Committee and members of the Governance Committee periodically participate in meetings of the Reserves Committee. Beginning in 2015, the members of the Governance Committee receive fees for their participation in meetings of the Reserves Committee as if participating in a meeting of a special committee of the Board. Meeting fees and retainers are paid on a quarterly basis.
Each non-employee director may elect to receive the compensation described above in cash, in shares of our common stock, or a combination thereof. Each director's election remains in effect until a new election is made, and new elections may be made on an annual basis. As of the date of the filing of this amendment to our annual report on Form 10-K/A, all of our non-employee directors have elected to receive compensation in shares of common stock, with the exception of Mr. Duckworth, who has elected to receive his compensation in cash.
The number of shares paid in lieu of cash compensation is based on the volume weighted average price of our common stock for the calendar quarter in which the meetings were held or the retainer accrued.
Our non-employee directors also receive an annual long-term incentive award under our Stock Incentive Plan in the form of restricted common stock of the Company. This grant ensures that the most significant component of our non-employee directors' compensation is directly linked to the investment by the Company's stockholders. We note that as of the date of this filing, none of our non-employee directors has sold his Company stock received as compensation for 2014 meeting fees and retainers.
The 2014 grant was made in January 2014 with each non-employee director receiving shares of restricted common stock of the Company valued at approximately $150,000 on the date of grant. All restrictions on the January 2014 grant lapsed in January 2015. The 2015 long-term incentive award grant to non-employee directors was made in November 2014 at the same time as long-term incentive awards were granted to many of the Company's employees. Each non-employee director received shares of restricted common stock of the Company valued at approximately $150,000 on the date of the grant. When granted, the 2015 long-term incentive award restrictions were scheduled to lapse one year from the date of grant or, if earlier, upon the death of the recipient or a change in control of the Company, subject to the recipient's continued service as a director through the date the restrictions lapse. In December 2014, the Compensation Committee considered the Company's employee and director retention needs in light of the challenging market and commodity price environment. To incentivize and retain the Company's employees and non-employee directors, the Compensation Committee accelerated the lapse of restrictions on certain awards to December 2014, including the restrictions on the full amount of the 2015 long-term incentive award grant to non-employee directors.

The following table presents compensation earned by each non-employee director for 2014. Compensation information for Mr. Evans, a director, is contained in the 2014 Summary Compensation Table below. Mr. Evans did not receive any compensation in his capacity as a director of the Company.
2014 Director Compensation Table

Name	Fees Paid in Cash	Option Awards (2)	Restricted Stock Awards (1) (3)	Fees Paid in Stock (1)	All Other Compensation (4)	Total
J. Raleigh Bailes, Sr.	$—	$—	$300,000	$79,587	$—	$379,587
Victor G. Carrillo	$—	$—	$300,000	$89,237	$—	$389,237
Rocky L. Duckworth (5)	$54,167	$—	$300,000	$42,755	$—	$396,922
Stephen C. Hurley	$—	$—	$300,000	$147,729	$—	$447,729
Joe L. McClaugherty	$—	$—	$300,000	$172,396	$—	$472,396
Jeff Swanson	$—	$—	$300,000	$107,775	$—	$407,775
________________________________

(1)
Represents the aggregate grant date fair value, in accordance with Accounting Standards Codification 718, "Stock Compensation", referred to in this annual report as ASC 718 (except no assumptions for forfeitures were included), with respect to (a) shares of common stock (under the Fees Paid in Stock column), and (b) shares of restricted common stock (under the Restricted Stock Awards column). See "Note 12 - Share-Based Compensation" in the notes to our consolidated financial statements included in our annual report on Form 10-K for information regarding the assumptions made in determining these values.

(2)
As of December 31, 2014, the aggregate number of outstanding option awards held by our current non-employee directors was: 275,000 for Mr. Bailes, 175,000 for Mr. Carillo, none for Mr. Duckworth, 136,000 for Mr. Hurley, 140,000 for Mr. McClaugherty, and 175,000 for Mr. Swanson.

(3)
As of December 31, 2014, Messrs. Bailes, Carillo, Duckworth, Hurley, McClaugherty, and Swanson each held 20,633 shares of unvested restricted common stock. On each of January 8, 2014 and November 6, 2014, each non-employee director received shares of restricted common stock valued at approximately $150,000 on the date of grant, which equated to 20,633 and 36,058 shares, respectively.

(4)
We reimburse the reasonable travel and accommodation expenses of directors to attend meetings and other corporate functions. In 2014, the incremental cost to the Company to provide these perquisites was less than $10,000 per director.

(5)	For annual retainer and per meeting compensation earned and received in 2014, Mr. Duckworth had elected to receive 60% in shares of Company common stock and 40% in cash.
Executive Compensation Discussion and Analysis
This compensation discussion and analysis provides information regarding our executive compensation program in 2014 for the following executive officers of the Company, collectively referred to as our Named Executive Officers, or NEOs:

•	Gary C. Evans, Chairman and Chief Executive Officer

•	Joseph C. Daches, Senior Vice President and Chief Financial Officer

•	James W. Denny III, Executive Vice President and President, Appalachian Division

•	H.C. "Kip" Ferguson, Executive Vice President - Exploration

•	Paul M. Johnston, Senior Vice President and General Counsel
2014 Stockholder Advisory Vote on Executive Compensation
At our 2014 annual meeting of stockholders, we held an advisory vote on executive compensation. Over 89% of the votes cast were in favor of the compensation of the NEOs. The Compensation Committee considered this favorable outcome and believed it conveyed our stockholders' support of the Compensation Committee's decisions and the existing executive compensation programs. The Compensation Committee continues to look for ways to attract and retain top executive talent whose interests are aligned with those of the Company's stockholders. At the 2017 annual meeting of stockholders, we will again hold an advisory vote to approve executive compensation, as a vote every three years was supported by the common stockholders in 2011 in accordance with the Company's recommendation. The Compensation Committee will continue to consider the results from the 2014 vote and future advisory votes on executive compensation.

Our Compensation Philosophy
The objective of the Company's executive compensation program is to enable us to recruit and retain a highly qualified management team by providing competitive levels of compensation in a competitive market for executive talent. We also seek to motivate our executives to achieve individual and business performance objectives by varying their compensation in accordance with the success of our business.
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
We frequently consult with Longnecker on the competitiveness of our executive compensation. In December 2013, Longnecker performed a formal peer group review on the compensation of our senior executives. That review looked at the following companies in our peer group:

Approach Resources Inc.	Gulfport Energy Corporation	Resolute Energy Corporation
Carrizo Oil & Gas, Inc.	Halcon Resources Corporation	Rex Energy Corporation
Comstock Resources, Inc.	Kodiak Oil & Gas Corp. (which has since been acquired by Whiting Petroleum Corporation)	Rosetta Resources Inc.
EXCO Resources, Inc.	Northern Oil & Gas, Inc.	Swift Energy Company
Forest Oil Corporation (which has since merged with Sabine Oil & Gas LLC to form Sabine Oil & Gas Corp.)	Oasis Petroleum Inc.
Goodrich Petroleum Corporation	PDC Energy, Inc.
We generally have targeted direct cash compensation (salary and bonus) at or around the 50th percentile of our peer group and long-term incentive compensation at or around the 75th percentile of our peer group, for a total compensation package that falls between the 50th and 75th percentiles of our peer group. We believe this approach best serves our objectives described above.
Elements of Compensation
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
Adjustments to base salary primarily reflect either changes or responses to changes in market data or increased experience and individual contribution of the employee. Working with Longnecker, we noted in 2010 that our base salaries were, in many cases, significantly below market. Through 2014, we instituted salary increases each year to address the disparity in base compensation with our peer group, but continued to place more emphasis on incentive compensation because of its link to the creation of stockholder value. The Compensation Committee believes that 2014 NEO base salaries are competitive in the current marketplace. Given the recent substantial decline in prices for natural gas and oil and the effects of this decline on the oil and gas industry, the Compensation Committee determined that base salaries for the Company's NEOs and other officers would remain unchanged for 2015.

Short-Term Incentives
We generally provide short-term incentives in the form of annual cash performance bonuses. These bonuses are designed to reward, where earned, short-term performance and the achievement of the Company's short-term goals.
The Compensation Committee evaluated the performance criteria identified below for each NEO in determining a performance metric-bonus of up to 50% of each NEO's base salary. The Compensation Committee also awarded discretionary bonuses to each of the NEOs. The Compensation Committee determined that 2014 bonuses should be paid to our NEOs 60% in Company stock and 40% in cash. The cash component of 2014 bonuses paid to our NEOs will be used primarily to satisfy federal, state and local tax withholding obligations.

	Weight	Performance Metric	Achieved
Mr. Evans	20%	Achieve production exit rate in 2014 of 32,500 Bbl/d net to the Company (before divestitures)	No
	20%	Based upon the Operating Divisions meeting their goals for reserve growth and LOE reductions in their divisional metrics	Yes
	20%	Achieve $9.00 per share closing price for a minimum of five days prior to December 31, 2014	No
	20%	Reduce corporate, general and administrative expenses by 15% in calendar 2014 (divestitures being discretionary)	Yes
	20%	Exit 2014 with a minimum of $100 million in liquidity (including contracted asset and property sales/divestitures)	No
	N/A	Have an effective $500 million universal shelf registration statement prior to December 31, 2014	Yes
	N/A	Execute definitive agreements on non-core divestitures for a minimum of $150 million in calendar 2014	Yes
Mr. Daches	25%	Reduce employee headcount in the Grapevine, Texas accounting department (excluding IT, HR and Eureka Hunter) by 25% prior to December 31, 2014	No
	25%	Reduce third party consulting costs excluding audit fees and third party hedge consultants by 35% for fiscal year 2014	No
	25%	Eliminate all material weaknesses in internal control over financial reporting by December 31, 2014	Yes
	25%	File with the SEC the Second and Third Quarter Form 10-Q's in 2014 not greater than 40 days after the end of each respective period	Yes
Mr. Denny	20%	Achieve production exit rate in 2014 of 27,000 Bbl/d net to the Company (before divestitures)	Yes
	20%	Reduce LOE per Boe of daily production by 10%	Yes
	20%	Reduce General and Administrative Cost per Boe of daily production by 10%	Yes
	20%	Increase proved reserves by a minimum of 25%	Yes
	20%	Increase ultimate recoveries on a Boe basis by 10% on every 1,000 foot of lateral section drilled in the Marcellus Formation	Yes
2014 bonuses generally mark a return to a metrics-based short-term incentive program similar to what the Company used in 2012 and prior years. For 2012, the performance metrics were tied to increases in average daily production, increases in total proved reserves, reductions in lifting costs, reductions in recurring cash general and administrative expenses and, in the case of the Chief Executive Officer, the Company's stock price.
The Compensation Committee did not establish specific 2014 performance metrics for Messrs. Ferguson or Johnston. Following the sale of the Company's assets in the Eagle Ford Shale, Mr. Ferguson assumed several additional responsibilities and assists the Company's Chief Executive Officer with various projects, including managing the Company's health, safety and environment program, serving on the Company's reserve committee and reserves analysis team, overseeing the Company's remaining activities in the Williston Basin / Bakken Shale in North Dakota and assisting with geological analysis in Appalachia. As a result of Mr. Ferguson's varied roles within the Company, the Compensation Committee determined that specific performance metrics for Mr. Ferguson were not appropriate and that his bonus would generally be at the discretion of the Compensation Committee. Mr. Johnston serves as a Senior Vice President and General Counsel for the Company. Although specific 2014 performance metrics were not established for Mr. Johnston, the Compensation Committee evaluated Mr. Johnston's 2014 performance based on his overall contribution to the Company, including achieving performance metric results established for Mr. Evans, and management of the Company's legal department.
Mr. Evans achieved 50% of the 2014 performance metric targets established for the office of the Chief Executive Officer resulting in a performance metric-based bonus of $127,500. The Compensation Committee awarded Mr. Evans a discretionary bonus of $314,500. Mr. Daches achieved 50% of the 2014 performance metric targets established for the office of the Chief Financial Officer and the Company's accounting department resulting in a performance metric-based bonus of $75,000. The Compensation Committee awarded Mr. Daches a discretionary bonus of $77,000. Mr. Denny achieved 100% of the 2014 performance metric targets established for the Company's Appalachian Basin division resulting in a performance metric-based bonus of $162,500. The Compensation Committee awarded Mr. Denny a discretionary bonus of $102,500. The Compensation Committee awarded discretionary bonuses of $160,000 to each of Messrs. Ferguson and Johnston.
In determining discretionary bonuses paid to our NEOs for 2014, the Compensation Committee considered each NEO's contributions to the Company's overall 2014 financial and operational achievements, including that:

•	the Company's 2014 natural gas and oil revenues increased approximately 22% from 2013;

•	the Company's 2014 average daily production increased approximately 44% from 2013;

•
the Company closed on over $210 million of non-core asset sales (predominately oil) in fiscal year 2014 in light of the Company's increased focus on its natural gas and natural gas liquids exploration, development and production activities in West Virginia and Ohio;

•	the Company raised approximately $179 million of capital through private placements of its common stock at a price of $7.00 per share;

•	the Company restructured its investment in Eureka Hunter Holdings providing the Company greater flexibility in funding Eureka Hunter Pipeline's capital requirements;

•
the Company amended and restated its credit agreement and entered into a new second lien term loan agreement, reducing the Company's exposure to decreases in borrowing availability resulting from borrowing base redeterminations in the current commodity pricing environment; and

•
during 2014, management of the Company made significant changes and improvements in the Company's internal control over financial reporting that have resulted in the remediation of all of the Company's previously reported material weaknesses.

In addition, for Mr. Evans, the Compensation Committee also considered his substantial efforts during 2014 in educating the public on the state of the oil and natural gas industry and the Company, including thirteen national television appearances and two radio interviews.
For 2013, the Compensation Committee suspended the metrics-based component of our short-term incentive program that was utilized in prior years in favor of full discretion for the Compensation Committee in awarding bonuses because of a number of changes and challenges that the Company faced in 2013. Our Compensation Committee awarded short-term incentives in the form of cash bonuses to certain employees, including our NEOs, in March 2014, based on individual and Company performance in 2013, as described in our 2013 Annual Report on Form 10-K, as amended.
Long-Term Incentives
The Company's Stock Incentive Plan
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
The number of shares of restricted stock granted to our NEOs during 2014 was targeted at the 75th percentile in long-term incentive compensation of our peer group. This is consistent with our approach described above of using long-term incentives more aggressively than direct cash compensation in comparison to our peers and using equity awards for retention purposes.

Eureka Hunter Holdings, LLC Management Incentive Compensation Plan
The Eureka Hunter Holdings, LLC Management Incentive Compensation Plan ("Eureka Hunter Holdings Plan") provides long-term incentive compensation to attract and retain officers and employees of Eureka Hunter Holdings and its affiliates and allow those individuals to participate in the economic success of Eureka Hunter Holdings and its affiliates. The Eureka Hunter Holdings Plan is sponsored and administered by Eureka Hunter Holdings. As a result of the Company's reduction in equity interest in Eureka Hunter Holdings and the subsequent deconsolidation of Eureka Hunter Holdings, which occurred on December 18, 2014, the Company has no future obligation associated with the Eureka Hunter Holdings Plan. The Company's role with respect to the Eureka Hunter Holdings Plan is to make recommendations to the Eureka Hunter Holdings Board of Managers as it considers making awards under the Eureka Hunter Holdings Plan.
Upon the Company's recommendation, Eureka Hunter Holdings made awards under the Eureka Hunter Holdings Plan in 2014 to certain officers and employees of Eureka Hunter Holdings and its affiliates ("Award Recipients"), including Mr. Evans, who serves as the Chief Executive Officer of Eureka Hunter Holdings. These awards consisted of Class B Common Units representing membership interests in Eureka Hunter Holdings ("Class B Common Units") and Incentive Plan Units in Eureka Hunter Holdings ("Incentive Plan Units"). Class B Common Units and Incentive Plan Units have been awarded in tandem, with each award consisting of an equal number of Class B Common Units and Incentive Plan Units.
The Class B Common Units are profits interest awards that carry the right to share in the appreciation in the value of a common unit in Eureka Hunter Holdings over and above a baseline value (the "Baseline Value") that is determined on the date of grant of the Class B Common Units. The Incentive Plan Units represent the right to receive, upon the occurrence of specified events, a dollar amount equal to the lesser of (1) the Baseline Value of the corresponding Class B Common Units and (2) the amount received by holders of Class A Common Units in Eureka Hunter Holdings upon the occurrence of the specified event in respect of each Class A Common Unit. Class A Common Units represent all of the common equity interests in Eureka Hunter Holdings other than the profits interests represented by the Class B Common Units.
The Class B Common Units vest in five substantially equal annual installments on each of the first five anniversaries of the date of grant, subject to the Award Recipient's continued employment, and automatically vest in full upon the occurrence of a liquidity event (as defined in the Eureka Hunter Holdings Plan) (including if the Award Recipient's employment is terminated by Eureka Hunter Holdings or an affiliate without cause or due to the Award Recipient's death or disability, in each case, within six months prior to the occurrence of a liquidity event). Subject to the Award Recipient's continued employment, the Incentive Plan Units become fully vested upon the occurrence of a liquidity event (including if the Award Recipient's employment is terminated by Eureka Hunter Holdings or an affiliate without cause or due to the Award Recipient's death or disability, in each case, within six months prior to the occurrence of a liquidity event). If an Award Recipient's employment is terminated under any other circumstances, all unvested Class B Common Units and Incentive Plan Units will be forfeited immediately upon the Award Recipient's termination of employment. In addition, vested Class B Common Units will be forfeited if an Award Recipient's employment is terminated prior to the occurrence of a liquidity event by Eureka Hunter Holdings or an affiliate for cause or due to the Award Recipient's resignation. If, following a termination of his or her employment by Eureka Hunter Holdings or an affiliate without cause or due to the Award Recipient's death or disability, an Award Recipient retains vested Class B Common Units, Eureka Hunter Holdings will have the right, but not the obligation, to repurchase such vested Class B Common Units at fair market value.
Payment by Eureka Hunter Holdings in respect of vested Class B Common Units and Incentive Plan Units will become due upon the occurrence of a liquidity event and are expected to be settled in cash upon the occurrence of a liquidity event, except in the case of a qualified public offering (as defined in the Eureka Hunter Holdings Plan), in which case settlement will occur partially in cash and partially in shares of the resulting public entity, with the cash portion not to exceed the amount necessary to cover minimum statutory tax withholdings.
The Class B Common Units and Incentive Plan Units are not classified as equity for accounting purposes and were accounted for in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"). In accordance with ASC 718, compensation cost is accrued when the performance condition (i.e. the liquidity event) is probable of being achieved. The Company assessed the probability of a liquidity event up to and including the date of deconsolidation of Eureka Hunter Holdings and concluded that a liquidity event, as defined, was not probable, and therefore, no compensation cost was recognized in 2014 related to awards of Class B Common Units and Incentive Plan Units.
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
In developing the change in control program, the Compensation Committee engaged the services of Longnecker as compensation consultants. As part of their analysis, Longnecker used the following peer group of companies for benchmarking purposes:

Oasis Petroleum Inc.	Comstock Resources, Inc.	Penn Virginia Corporation
Swift Energy Company	Kodiak Oil & Gas Corp. (which has since been acquired by Whiting Petroleum Corporation)	GeoResources, Inc.
Stone Energy Corporation	Northern Oil & Gas, Inc.	Rex Energy Corporation
Carrizo Oil & Gas, Inc.	Resolute Energy Corporation	Endeavour International Corporation
Gulfport Energy Corporation	Goodrich Petroleum Corporation	GMX Resources, Inc.
Employment Agreements
We do not have employment agreements with any of our NEOs or other executive officers.
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

Executive Compensation Tables
The following tables include compensation information for our NEOs for the last three years. For a discussion of 2014 NEO compensation, please read the Executive Compensation Discussion and Analysis above.
The 2014 Summary Compensation Table below sets forth compensation information for our NEOs relating to 2014, 2013 and 2012. Pursuant to SEC rules, the 2014 Summary Compensation Table is required to include for a particular fiscal year only those restricted stock awards, stock appreciation rights and options to purchase common stock granted during that year, rather than awards granted after year-end, even if awarded for services in that year. SEC rules require disclosure of cash variable compensation to be included in the year earned, even if payment is made after year-end. Generally, we pay any cash variable compensation for a particular year after the Compensation Committee has had an opportunity to review the Company's and each individual's performance for that year. As a result, cash variable compensation reported in the "Bonus" column was paid in the year following the year in which it is reported in the table.
2014 Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3), (4)	Option Awards (3)	All Other Compensation (5)	Total
Gary C. Evans Chairman and CEO	2014	$505,385	$442,000	$4,261,000	$—	$148,661	$5,357,046
	2013	$485,289	$500,000	$—	$1,982,925	$186,701	$3,154,915
	2012	$441,635	$500,000	$—	$2,943,232	$90,507	$3,975,374
Joseph C. Daches (6) Senior V.P. and CFO	2014	$300,000	$152,000	$571,500	$—	$31,016	$1,054,516
	2013	$126,923	$350,000	$—	$1,184,560	$16,504	$1,677,987
James W. Denny, III Executive V.P. and President, Appalachian Division	2014	$318,077	$265,000	$1,247,000	$—	$57,395	$1,887,472
	2013	$291,234	$300,000	$—	$660,975	$88,479	$1,340,688
	2012	$262,500	$275,000	$—	$981,077	$61,454	$1,580,031
H.C. "Kip" Ferguson Executive V.P. - Exploration	2014	$275,000	$160,000	$680,550	$—	$31,630	$1,147,180
	2013	$275,000	$200,000	$—	$660,975	$29,234	$1,165,209
	2012	$262,500	$500,000	$—	$981,077	$27,199	$1,770,776
Paul Johnston Senior V.P. and General Counsel	2014	$231,538	$160,000	$784,550	$—	$28,815	$1,204,903
	2013	$217,172	$200,000	$—	$260,865	$27,225	$705,262
	2012	$196,731	$200,000	$—	$372,700	$27,988	$797,419
________________________________

(1)	The amounts reflected in this column show each NEO's salary earned in the corresponding year.

(2)
For a discussion of the 2014 executive bonuses, refer to "Executive Compensation Discussion and Analysis - Elements of Compensation - Short-Term Incentives" above. 2014 bonuses were paid in March 2015 and were paid 60% in Company common stock and 40% in cash. The bonus reflected for Mr. Daches in 2013 includes a sign-on bonus of $150,000 paid when he joined the Company.

(3)
Represents the aggregate grant date fair value in accordance with ASC 718 (except no assumptions for forfeitures were included). For a discussion of the assumptions made in the valuation of stock and option awards, please refer to "Note 12 - Share-Based Compensation" in the notes to our consolidated financial statements included in our annual report on Form 10-K.

(4)
During the year ended December, 31 2014, Mr. Evans was granted 250,049 Class B Common Units and 250,049 Incentive Plan Units under the Eureka Hunter Holdings Plan, all of which were unvested as of December 31, 2014. In accordance with ASC 718, the Class B Common Units and Incentive Plan Units had no value on their grant date. As discussed above under "Long-Term Incentives - Eureka Hunter Holdings, LLC Management Incentive Compensation Plan," the Class B Common Units and Incentive Plan Units were not classified as equity for accounting purposes. Because the satisfaction of the performance conditions related to the Class B Common Units and Incentive Plan Units was not deemed probable, no amounts have been treated as earned in 2014 for purposes of this table. Assuming that the performance conditions had been met on the grant date, the fair value of the Class B Common Units and Incentive Plan Units granted to Mr. Evans was estimated to be $5,422,951.

(5)	Amounts in this column are detailed in the following All Other Compensation Table.

(6)
Mr. Daches joined the Company on July 22, 2013, with an annualized base salary of $300,000. The amount shown for 2013 reflects the amount paid to Mr. Daches from his hire date through the last payroll period in 2013.

All Other Compensation Table
The charts and narrative below describe the benefits and perquisites for 2014 contained in the "All Other Compensation" column of the 2014 Summary Compensation Table.

	401(k) Matching Contribution (1)	Health, Dental, Vision, and Executive Illness Premiums	Life Insurance Premiums	Disability Insurance Premiums	Other
Mr. Evans	$9,100	$15,294	$1,187	$7,060	$116,020	(2), (3)
Mr. Daches	$9,100	$15,370	$1,187	$5,359	$—
Mr. Denny	$9,100	$11,540	$774	$4,760	$31,221	(3)
Mr. Ferguson	$9,100	$15,370	$1,165	$5,995	$—
Mr. Johnston	$9,100	$11,643	$1,121	$6,951	$—
________________________________

(1)
The Company's "safe harbor" matching contributions to its 401(k) plan for 2014 have not yet been made. When made, the Company expects that the contribution will be made in shares of the Company's common stock. Once dollar amounts for the Company's contributions are determined, the Company uses the closing price of the common stock the day prior to making its contribution to convert the dollar amounts to shares on a unitized basis. The amount of this contribution will change if the Company chooses to make a discretionary matching contribution for 2014.

(2)
We provide Mr. Evans with memberships to certain private country and city clubs to facilitate business meetings and initiate and strengthen business relationships. Mr. Evans uses one country club for business and non-business purposes. The cost of membership in that club is included in this total.

(3)
Because of extensive business travel requirements, we make corporate apartments available to Messrs. Evans and Denny and other employees. In 2014, Mr. Evans did not maintain a residence near the Company's Houston offices and the Company incurred an incremental cost of $82,680 associated with Mr. Evans' use of a Houston apartment along with other executives who also reside at the same premises. In 2014, Mr. Denny used a corporate apartment near the Company's operations in Marietta, Ohio with incremental costs to the Company of $26,390. We also provide vehicles at various locations. The amount shown for Mr. Evans includes the incremental cost of Mr. Evans' use of Company vehicles. We did not attribute any incremental cost to Mr. Denny's use of Company vehicles because the vehicles driven by Mr. Denny in 2014 had fully depreciated prior to 2012 and because of his limited personal use of those vehicles.

2014 Grants of Plan-Based Awards
The following table sets forth plan-based awards made in 2014. Each of our NEOs was granted restricted shares of the Company's common stock. The restrictions on the shares lapse over a 3-year period with restrictions lapsing on 33% of the restricted shares one year from the date of the grant.
During December 2014 the Compensation Committee modified the restricted stock grant which occurred during November 2014. The modification was to fully accelerate the lapse of restrictions on the third tranche of the award which originally would have occurred on November 6, 2017. Under the modified terms, the restrictions lapsed with respect to one-third of the stock award on December 19, 2014 and the remaining restrictions will lapse equally on November 6, 2015 and 2016.

	Grant Date	Number of Restricted Shares	Grant Date Fair Value of Restricted Shares	Number of Class B Common Units (1)	Number of Incentive Plan Units (1)
Mr. Evans	1/8/2014	300,000	$2,181,000	—	—
	5/12/2014	—	$—	109,835	109,835
	11/6/2014	500,000	$2,080,000	—	—
	12/8/2014	—	$—	140,214	140,214
Mr. Daches	1/8/2014	50,000	$363,500	—	—
	11/6/2014	50,000	$208,000	—	—
Mr. Denny	1/8/2014	100,000	$727,000	—	—
	11/6/2014	125,000	$520,000	—	—
Mr. Ferguson	1/8/2014	65,000	$472,500	—	—
	11/6/2014	50,000	$208,000	—	—
Mr. Johnston	1/8/2014	65,000	$472,550	—	—
	11/6/2014	75,000	$312,000	—	—
________________________________

(1)
During 2014, Mr. Evans, as the Chief Executive Officer of Eureka Hunter Holdings, was granted Class B Common Units and Incentive Plan Units under the Eureka Hunter Holdings Plan. See "Executive Compensation Discussion and Analysis - Elements of Compensation - Long-Term Incentives - Eureka Hunter Holdings, LLC Management Incentive Plan" and footnote (4) to the 2014 Summary Compensation Table above for a discussion of the Class B Common Units and Incentive Plan Units. The Class B Common Units awarded to Mr. Evans on May 12, 2014 and December 8, 2014 had Baseline Values of $20.00 and $35.28, respectively.

2014 Outstanding Equity Awards at Year-End
The following table identifies the outstanding equity-based awards held by the NEOs as of December 31, 2014. For all unvested awards, continued employment through the vesting date is required.

	Option and Stock Appreciation Right Awards						Stock Awards (4)
	Award Year	Number of Securities Underlying Unexercised Options/SARs (Exercisable)	Number of Securities Underlying Unexercised Options/SARs (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned SARs	Option Exercise Price/ SAR Base Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested
Mr. Evans	2014	—	—	—	—	—	633,300 (3)	$1,988,562
	2013	375,000	375,000 (1)	—	$4.16	1/17/2023	—	—
	2012	562,500	187,500 (1)	—	$6.08	4/13/2022	—	—
	2011	601,250	—	—	$7.95	5/2/2021	—	—
	2010	500,000	—	1,541,667 (2)	—	11/29/2015	—	—
Mr. Daches	2014	—	—	—	—	—	83,330 (3)	$261,656
	2013	—	200,000 (1)	—	$3.82	7/26/2023	—	—
Mr. Denny	2014	—	—	—	—	—	183,324 (3)	$575,637
	2013	—	125,000 (1)	—	$4.16	1/17/2023	—	—
	2012	187,500	62,500 (1)	—	$6.08	4/13/2022	—	—
	2011	231,250	—	—	$7.95	5/2/2021	—	—
Mr. Ferguson	2014	—	—	—	—	—	98,330 (3)	$308,756
	2013	125,000	125,000 (1)	—	$4.16	1/17/2023	—	—
	2012	187,500	62,500 (1)	—	$6.08	4/13/2022	—	—
	2011	231,250	—	—	$7.95	5/2/2021	—	—
	2010	70,000	—	—	$2.25	2/11/2020	—	—
Mr. Johnston	2014	—	—	—	—	—	114,994 (3)	$361,081
	2013	75,000	75,000 (1)	—	$4.16	1/17/2023	—	—
	2012	93,750	31,250 (1)	—	$6.08	4/13/2022	—	—
	2011	138,750	—	—	$7.95	5/2/2021	—	—
	2010	125,000	—	—	$4.56	8/3/2020	—	—
________________________________

(1)
All 2013, 2012, and 2011 grants featured 25% immediate vesting and 25% additional vesting on the first three anniversaries of the grant dates, which were January 17, 2013, April 13, 2012, and May 2, 2011, respectively.

(2)
In November 2010, we awarded Mr. Evans stock appreciation rights on 3,083,332 shares of the Company's common stock, with vesting subject to specific stock price performance measures and certain specific reserve growth performance achievements over the five-year period following the grant date. If the performance measures are achieved, the stock appreciation rights become exercisable in three annual tranches based on the anniversary of the grant date. As of December 31, 2014, stock appreciation rights on 500,000 shares were vested and exercisable.

(3)
The restrictions on the shares from the 2014 grants lapse over a 3-year period with restrictions lapsing on 33% of the restricted shares one year from the date of the grant. During December 2014 the Compensation Committee modified the November 2014 restricted stock grant. The modification was to fully accelerate the lapse of restrictions on the third tranche of the award which originally would have occurred on November 6, 2017. Under the modified terms, the restrictions lapsed with respect to one-third of the stock award on December 19, 2014 and the remaining restrictions will lapse equally on November 6, 2015 and 2016.

(4)
Mr. Evans holds awards in the form of profits interests at Eureka Hunter Holdings that are not included in this table but that are discussed in footnote (4) to the 2014 Summary Compensation Table above. As a result of the Company's reduction in equity interest in Eureka Hunter Holdings and the subsequent deconsolidation of Eureka Hunter Holdings, which occurred on December 18, 2014, the Company had no obligation associated with the Eureka Hunter Holdings Plan as of December 31, 2014.

2014 Option Exercises and Stock Vested
The following table summarizes the options exercised and restricted stock vested in 2014 for our NEOs. For awards of Company stock that vested in 2014, the value that the NEO realized on the date the restrictions on the award lapsed is provided.

		Option Awards		Stock Awards
	Grant Date	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares With Lapse of Restrictions	Value Realized on Lapse of Restrictions
Mr. Evans	11/6/2014	—	$—	166,700	$565,113
Mr. Daches	11/6/2014	—	$—	16,670	$56,511
	7/6/2013	100,000	$230,000	—	$—
Mr. Denny	11/6/2014	—	$—	41,676	$141,282
	1/17/2013	125,000	$551,250	—	$—
	10/23/2009	250,000	$1,720,000	—	$—
	9/30/2009	12,500	$92,500	—	$—
Mr. Ferguson	11/6/2014	—	$—	16,670	$56,511
	2/11/2010	200,000	$1,226,000	—	$—
	9/30/2009	100,000	$688,000	—	$—
Mr. Johnston	11/6/2014	—	$—	25,006	$84,770
Potential Payments Upon Termination or Change in Control
The following table identifies the payments that may be made to our NEOs following a change in control of the Company. For a detailed discussion of these payments, please see the Executive Compensation Discussion and Analysis above. These calculations assume a change in control of the Company on December 31, 2014, and a closing stock price on that date of $3.14.

	Cash (1)		Equity (2)	Perquisites / Benefits (3)	Total
Mr. Evans	$2,040,000	(4)	$1,988,562	$43,904	$4,072,466
Mr. Daches	$1,200,000	(5)	$261,656	$37,902	$1,499,558
Mr. Denny	$1,300,000	(6)	$576,637	$29,977	$1,906,614
Mr. Ferguson	$1,100,000	(7)	$371,056	$43,165	$1,514,221
Mr. Johnston	$940,000	(8)	$361,081	$29,583	$1,330,664
________________________________

(1)	Cash compensation is subject to each NEO's severance from employment without cause or by the NEO with good reason within 24 months following a change in control.

(2)
The 2014 Outstanding Equity Awards at Year-End table details the unvested awards that would have been subject to accelerated vesting on December 31, 2014. All outstanding equity awards are immediately vested upon a change in control.

(3)
The benefits identified in the third column consist of 24 months of continued Company contributions towards the cost of coverage for medical, dental and vision plans. The amounts were calculated by taking each NEO's actual coverage elections for 2015 and assuming that the cost of coverage would not change in 2016. Accordingly, these amounts are only estimates.

(4)	This consists of 2x base salary of $510,000 plus 2x targeted bonus with the bonus set at 100% of base salary.

(5)	This consists of 2x base salary of $300,000 plus 2x targeted bonus with the bonus set at 100% of base salary.

(6)	This consists of 2x base salary of $325,000 plus 2x targeted bonus with the bonus set at 100% of base salary.

(7)	This consists of 2x base salary of $275,000 plus 2x targeted bonus with the bonus set at 100% of base salary.

(8)	This consists of 2x base salary of $235,000 plus 2x targeted bonus with the bonus set at 100% of base salary.

We are not obligated to make any payments to any of our NEOs upon a termination of the NEO's employment, except as described above in connection with a change in control. Upon termination of employment, other than in connection with a change in control, for any reason, including by reason of death or disability and with or without cause, all unvested options and restricted stock awards will be terminated and forfeited. Vested options may be exercised for a period of six months after termination by reason of death or disability and for a period of three months after termination for any other reason or, in either case, until the earlier expiration of the options.
Unvested Eureka Hunter Holdings Class B Common Units and Incentive Plan Units vest in full automatically upon the occurrence of a liquidity event (as defined in the Eureka Hunter Holdings Plan) if the award recipient continues to be employed by Eureka Hunter Holdings or an affiliate at the time of the liquidity event or if the award recipient's employment was terminated by Eureka Hunter Holdings or an affiliate without cause or due to the award recipient's death or disability, in each case, within six months prior to the occurrence of the liquidity event.
Compensation Committee Interlocks and Insider Participation
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
Compensation Committee Report
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
The following table sets forth information regarding beneficial ownership of Magnum Hunter's common stock and preferred stock as of March 10, 2015 held by (i) each of our current directors and our named executive officers; (ii) all current directors and our executive officers as a group; and (iii) any person (or group) who is known to us to be the beneficial owner of more than 5% of any class of our stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and, except as otherwise indicated, the respective holders have sole voting and investment power over such shares. To our knowledge, there are no single holders of 5% or more of any series of our preferred stock.

Unless otherwise specified, the address of each of the persons set forth below is in care of Magnum Hunter Resources Corporation, 777 Post Oak Boulevard, Suite 650, Houston, Texas 77056.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (%)
Common Stock	Gary C. Evans (a)	5,719,363	2.8%
Common Stock	Joseph C. Daches (b)	447,743	*
Common Stock	James W. Denny, III (c)	783,801	*
Common Stock	H.C. "Kip" Ferguson, III (d)	1,027,964	*
Common Stock	Paul M. Johnston (e)	637,994	*
Common Stock	J. Raleigh Bailes, Sr. (f)	489,768	*
Common Stock	Victor G. Carrillo (g)	288,486	*
Common Stock	Rocky L. Duckworth	66,213	*
Common Stock	Stephen C. Hurley (h)	307,347	*
Common Stock	Joe L. McClaugherty (i)	1,182,553	*
Common Stock	Jeff Swanson (j)	359,445	*
Common Stock	BlackRock, Inc. (k)	12,611,785	6.3%
Common Stock	The Vanguard Group (l)	12,182,573	6.1%
Common Stock	Aristeia Capital, L.L.C. (m)	14,107,562	7.0%
Common Stock	Relational Investors, LLC (n)	32,371,938	16.1%
Common Stock	Directors and executive officers as a group (15 persons) (o)	13,060,164	6.3%

Series C Preferred Stock	Directors and executive officers as a group	—	—

Series D Preferred Stock	James W. Denny, III	4,680	*
Series D Preferred Stock	Directors and executive officers as a group (1 person named above)	4,680	*

Series E Preferred Stock (represented by depositary shares)	Directors and executive officers as a group	—	—

*Less than 1%.

(1) Each beneficial owner has sole voting and investment power with respect to all shares, unless otherwise indicated below.
(a) Includes 534,300 shares of restricted common stock; 52,022 shares of common stock held in Mr. Evans' individual retirement account; 35,000 shares of common stock held by Investment Hunter, LLC, a company wholly-owned by Mr. Evans; 1,500 shares of common stock held by Mr. Evans' daughter; an option to purchase 1,913,750 shares of common stock which has vested; and an indirect interest in 10,588 shares of common stock held by the Company's 401(k) plan. Mr. Evans has pledged 2,642,581 shares of common stock as security.

(b) Includes 66,830 shares of restricted common stock and an indirect interest in 1,191 shares of common stock held by the Company's 401(k) plan.
(c) Includes 150,324 shares of restricted common stock; an option to purchase 543,750 shares of common stock which has vested; and an indirect interest in 10,588 shares of common stock held by the Company's 401(k) plan.

(d) Includes 76,880 shares of restricted common stock; an option to purchase 738,750 shares of common stock which has vested; and an indirect interest in 10,588 shares of common stock held by the Company's 401(k) plan.

(e) Includes 93,544 shares of restricted common stock; an option to purchase 501,250 shares of common stock which has vested; and an indirect interest in 10,588 shares of common stock held by the Company's 401(k) plan.

(f) Includes an option to purchase 275,000 shares of common stock which has vested.
(g) Includes an option to purchase 175,000 shares of common stock which has vested.
(h) Includes an option to purchase 136,000 shares of common stock which has vested.
(i) Includes an option to purchase 140,000 shares of common stock which has vested; an indirect interest in 43,000 shares of common stock held by Mr. McClaugherty's 401(k) plan; and an indirect interest in 9,000 shares of common stock held in a custodial account for Mr. McClaugherty's children.

(j) Includes an option to purchase 175,000 shares of common stock which has vested.
(k) Includes sole voting power over 12,114,495 shares of common stock and sole dispositive power over 12,611,785 shares of common stock. BlackRock, Inc.'s principal business office address is 55 East 52nd Street, New York, New York 10022. Information relating to this reporting stockholder is based on the stockholder's Schedule 13G filed with the SEC on February 9, 2015.

(l) Includes sole voting power over 276,796 shares of common stock; sole dispositive power over 11,916,377 shares of common stock; and shared dispositive power over 266,196 shares of common stock. The Vanguard Group's principal business office address is 100 Vanguard Blvd. Malvern, PA 19355. Information relating to this reporting stockholder is based on the stockholder's Schedule 13G filed with the SEC on February 11, 2015.

(m) Includes sole voting and dispositive power over 14,107,562 shares of common stock. Aristeia Capital, L.L.C.'s principal business office address is 136 Madison Avenue, 3rd Floor, New York, NY 10016. Information related to this reporting stockholder is based partly on the stockholder's Schedule 13G filed with the SEC on February 17, 2015.

(n) Includes sole voting and sole dispositive power over 30,229,080 shares of common stock and 2,142,858 shares of common stock issuable upon exercise of warrants. Relational Investors, LLC's principle business office address is 12400 High Bluff Drive, Suite 600, San Diego, CA 92130. Information related to this reporting stockholder is based on the stockholder's Schedule 13D filed with the SEC on May 30, 2014.

(o) Includes 2,642,581 shares pledged by our officers and directors.

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
Certain Relationships and Related Transactions
See "Note 17 - Related Party Transactions" in the notes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014 for information regarding transactions with related persons.
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

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by BDO USA, LLP for the fiscal years ended December 31, 2014 and 2013 are set forth below.

	2014	2013
	(In thousands)
Audit Fees	$2,337	$1,697
Audit Related Fees	28	—
Total Fees	$2,365	$1,697
Audit Fees
The audit fees for the years ended December 31, 2014 and 2013 were for professional services rendered by BDO USA, LLP. Audit fees relate to professional services rendered in connection with the audits of the Company's consolidated annual financial statements and internal control over financial reporting, quarterly review of consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings, including the filing of registration statements and audited and reviewed financial statements filed on certain Current Reports on Form 8-K. Also included in audit fees are assurance and related services that are traditionally performed by the independent auditor, including consultation regarding accounting and reporting matters and the issuance of comfort letters in connection with offerings by Magnum Hunter of common stock and preferred stock.
Audit Related Fees
Audit related fees for the year ended December 31, 2014 included fees for professional services rendered by BDO USA, LLP in connection with their audit of the Company's employee benefit plan.
Audit Committee Pre-Approval Policy
The Audit Committee is responsible for appointing, setting the compensation for and overseeing the work of Magnum Hunter's independent auditor. In recognition of this responsibility, the Audit Committee is required to approve all audit and non-audit services performed by the Company's independent registered public accounting firm in order to assure that the provision of these services does not impair the independent auditor's independence; except that the Chairman of the Audit Committee has discretion to unilaterally engage accounting professionals previously approved by the Audit Committee to perform additional services, provided that the cost of such services does not exceed certain predetermined amounts. For 2014, the cost of pre-approved services could not exceed $15,000. The Chairman of the Audit Committee must report any such engagement at the next Audit Committee meeting.
The Audit Committee specifically approved all audit and non-audit services performed by our independent accountants in 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM HUNTER RESOURCES CORPORATION

By:	/s/ GARY C. EVANS
Gary C. Evans
Chairman of the Board and Chief Executive Officer
Date: April 2, 2015

INDEX TO EXHIBITS

Exhibit Number	Description

2.1+	Arrangement Agreement between the Registrant and NGAS Resources, Inc., dated December 23, 2010 (incorporated by reference from the Registrant's current report on Form 8-K filed on December 30, 2010).

2.2+	Arrangement Agreement between the Registrant and NuLoch Resources Inc., dated January 19, 2011 (incorporated by reference from the Registrant's current report on Form 8-K filed on January 25, 2011).

2.2.1+
Plan of Arrangement under Section 193 of the Business Corporations Act (Alberta) with respect to the Acquisition of NuLoch Resources Inc. by the Registrant (incorporated by reference from the Registrant's registration statement on Form S-4 filed on April 8, 2011).

2.3+
Asset Purchase Agreement, dated March 21, 2012, by and among Eureka Hunter Holdings, LLC, TransTex Gas Services LP, and Eureka Hunter Acquisition Sub LLC (incorporated by reference from the Registrant's current report on Form 10-Q filed on May 3, 2012).

2.3.1
First Amendment to Asset Purchase Agreement, dated April 2, 2012, by and between Eureka Hunter Holdings, LLC, TransTex Gas Services, LP, and Eureka Hunter Acquisition Sub LLC (incorporated by reference from the Registrant's quarterly report on Form 10-Q filed on May 3, 2012).

2.4+
Purchase and Sale Agreement, dated as of April 17, 2012, by and between Baytex Energy USA Ltd. and Bakken Hunter, LLC (incorporated by reference from the Registrant's current report on Form 8-K filed on April 24, 2012).

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

2.5+
Stock Purchase Agreement, dated as of October 24, 2012, by and among Triad Hunter, LLC, Viking International Resources Co., Inc., all of the stockholders of Viking International Resources Co., Inc., and solely for the purposes set forth therein, the Registrant (incorporated by reference from the Registrant's current report on Form 8-K filed on October 30, 2012).

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

2.12+
Purchase and Sale Agreement, dated March 31, 2014, between Williston Hunter Canada, Inc. and BDJ Energy Inc. (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2014).

2.13+	Share Purchase Agreement, dated April 21, 2014, between the Registrant and Steppe Resources Inc. (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2014).

2.14+@
Transaction Agreement, dated September 15, 2014 (entered into on September 16, 2014), by and among Eureka Hunter Holdings, LLC, the Registrant, MSIP II Buffalo Holdings LLC (incorporated by reference from the Registrant's Current Report on Form 8-K filed on September 22, 2014).

2.14.1+
Letter Agreement, dated November 18, 2014, by and among Eureka Hunter Holdings, LLC, the Registrant and MSIP II Buffalo Holdings, LLC (incorporated by reference from the Registrant's Current Report on Form 8-K filed on November 24, 2014).

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

4.4.5##
Fifth Supplemental Indenture, dated January 27, 2014, by and among the Registrant, Citibank, N.A., as Paying Agent, Registrar and Authenticating Agent, and Wilmington Trust, National Association, as Trustee.

4.4.6##
Sixth Supplemental Indenture, dated November 10, 2014, by and among Bakken Hunter Canada, Inc., Citibank, N.A., as Paying Agent, Registrar and Authenticating Agent, and Wilmington Trust, National Association, as Trustee.

4.4.7##
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

10.1*	Amended and Restated Stock Incentive Plan of Registrant (incorporated by reference from the Registrant's current report on Form 8-K filed on December 3, 2010).

10.1.1*	First Amendment to Amended and Restated Stock Incentive Plan (incorporated by reference from the Registrant's proxy statement on Annex C of Schedule 14A filed on April 1, 2011).

10.1.2
Second Amendment to the Magnum Hunter Resources Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from the Registrant's registration statement on Form S-8 filed on February 14, 2013).

10.1.3*
Third Amendment to the Magnum Hunter Resources Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from the Registrant's current report on Form 8-K filed on January 23, 2013).

10.2*	Form of Stock Option Agreement under the Registrant's Amended and Restated Stock Incentive Plan (incorporated by reference from the Registrant's annual report on Form 10-K filed on February 18, 2011).

10.3*
Form of Restricted Stock Award Agreement under the Registrant's Amended and Restated Stock Incentive Plan (incorporated by reference from the Registrant's current report on Form 8-K filed on December 3, 2010).

10.4*
Form of Stock Appreciation Right Agreement under the Registrant's Amended and Restated Stock Incentive Plan (incorporated by reference from the Registrant's current report on Form 8-K filed on December 3, 2010).

10.5*	Form of Executive Change of Control Retention Agreements (incorporated by reference from the Registrant's annual report on Form 10-K filed on February 29, 2012).

10.5.1*	Amendment to Form of Executive Change of Control Retention Agreements (incorporated by reference from the Registrant's annual report on Form 10-K filed on February 29, 2012).

10.6*	Form of Indemnification Agreement for Directors (incorporated by reference from the Registrant's Current Report on Form 8-K filed on June 7, 2013).

10.7*	Form of Indemnification Agreement for Officers (incorporated by reference from the Registrant's Current Report on Form 8-K filed on June 7, 2013).

10.8
Omnibus Settlement Agreement and Release, dated as of January 9, 2014, by and among the Registrant, Magnum Hunter Production, Inc., Eureka Hunter Pipeline, LLC, Seminole Energy Services, L.L.C., Seminole Gas Company, L.L.C., Seminole Murphy Liquids Terminal, L.L.C., NGAS Gathering II, LLC, and NGAS Gathering, LLC (incorporated by reference from the Registrant's Current Report on Form 8-K filed on January 14, 2014).

10.9
Securities Purchase Agreement, dated as of March 20, 2014, by and among the Registrant and investors party thereto (incorporated by reference from the Registrant's registration statement on Form S-1 filed on March 31, 2014).

10.10
Registration Rights Agreement, dated as of March 20, 2014, by and among the Registrant and investors party thereto (incorporated by reference from the Registrant's registration statement on Form S-1 filed on March 31, 2014).

10.11
Credit Agreement, dated March 28, 2014, by and among Eureka Hunter Pipeline, LLC, as borrower, ABN AMRO Capital USA, LLC, as lender and administrative agent, and the other lenders party thereto (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2014).

10.11.1
First Amendment to Credit Agreement, dated as of November 19, 2014, by and among Eureka Hunter Pipeline, LLC, ABN AMRO Capital USA, LLC, as administrative agent, and the lenders party thereto (incorporated by reference from the Registrant's Current Report on Form 8-K filed on November 24, 2014).

10.12*	Eureka Hunter Holdings, LLC Management Incentive Compensation Plan (incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 16, 2014).

10.12.1*	Form of Eureka Hunter Holdings, LLC Equity Incentive Plan Award Letter (incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 16, 2014).

10.12.2*	Form of Eureka Hunter Holdings, LLC Class B Common Unit Agreement (incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 16, 2014).

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

10.17.1##	First Amendment to Credit Agreement and Limited Waiver, dated February 24, 2015, by and among the Registrant, the guarantors party thereto, the lenders party thereto and Bank of Montreal.

10.18
Second Lien Credit Agreement, dated October 22, 2014, by and among the Registrant, Credit Suisse AG, Cayman Islands Branch, the lenders party thereto and the agents party thereto (incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 28, 2014).

10.19*##	Letter Agreement, dated January 29, 2015, by and between the Registrant and R. Glenn Dawson.

10.20##	Release and Confidentiality Agreement, dated January 29, 2015, by and between the Registrant and R. Glenn Dawson.

12.1##	Computation of Ratio of Earnings to Fixed Charges.

21.1##	List of Subsidiaries.

23.1##	Consent of BDO USA, LLP with respect to the consolidated financial statements of Magnum Hunter Resources Corporation.

23.2##	Consent of Cawley Gillespie & Associates, Inc.

23.3###	Consent of BDO USA, LLP with respect to the consolidated financial statements of Eureka Hunter Holdings, LLC.

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1##, ###, ^	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1##	Independent Engineer Reserve Report for the year ended December 31, 2014 prepared by Cawley Gillespie & Associates, Inc.

99.2###	Consolidated financial statements of Eureka Hunter Holdings, LLC as of and for the year ended December 31, 2014.

101.INS##	XBRL Instance Document.

101.SCH##	XBRL Taxonomy Extension Schema Document.

101.CAL##	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB##	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE##	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF##	XBRL Taxonomy Extension Definition Presentation Linkbase Document.

*	The referenced exhibit is a management contract, compensatory plan or arrangement.

+	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

@	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

#	Filed herewith.

##	Filed with the Original 10-K.

###	Filed with Amendment No. 1 to the Original 10-K.

^
This exhibit is furnished herewith and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.