Form 10-Q
period 2015-09-30
MAGNUM HUNTER RESOURCES CORP
filed 2015-11-09
CIK 1335190

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
-OR-
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2015, there were 260,743,281 shares of the registrant's common stock ($0.01 par value) outstanding.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2015

MAGNUM HUNTER RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per-share data)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,463	$53,180
Accounts receivable:
Oil and natural gas sales	16,041	21,514
Joint interests and other, net of allowance for doubtful accounts of $567 at September 30, 2015 and $308 at December 31, 2014	8,524	23,888
Derivative assets	1,054	16,586
Inventory	2,554	2,268
Investments	968	3,864
Prepaid expenses and other assets	4,056	4,091
Total current assets	39,660	125,391

PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method of accounting, net	979,147	1,098,235
Gas transportation, gathering and processing equipment and other, net	74,417	77,423
Total property, plant and equipment, net	1,053,564	1,175,658

OTHER ASSETS
Deferred financing costs, net of amortization of $17,568 at September 30, 2015 and $15,099 at December 31, 2014	19,765	22,856
Other assets	419	3,928
Assets of discontinued operations	343,307	347,191
Total assets	$1,456,715	$1,675,024

The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except shares and per-share data)
(unaudited)

	September 30, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$939,679	$10,770
Accounts payable	83,603	135,697
Accounts payable to related parties	11,234	90
Accrued liabilities	35,004	20,277
Revenue payable	4,357	5,450
Derivative liabilities	569	—
Other liabilities	2,413	1,356
Total current liabilities	1,076,859	173,640

Long-term debt, net of current portion	8,300	937,963
Asset retirement obligations, net of current portion	26,451	26,229
Other long-term liabilities	5,415	5,337
Total liabilities	1,117,025	1,143,169

COMMITMENTS AND CONTINGENCIES (Note 15)

REDEEMABLE PREFERRED STOCK
Series C Cumulative Perpetual Preferred Stock ("Series C Preferred Stock"), cumulative dividend rate 10.25% per annum, 4,000,000 authorized, 4,000,000 issued and outstanding as of September 30, 2015 and December 31, 2014, with a liquidation preference of $25.00 per share	100,000	100,000

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, including authorized shares of Series C Preferred Stock
Series D Cumulative Preferred Stock ("Series D Preferred Stock"), cumulative dividend rate 8.0% per annum, 5,750,000 authorized, 4,424,889 issued and outstanding as of September 30, 2015 and December 31, 2014, with a liquidation preference of $50.00 per share	221,244	221,244
Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock"), cumulative dividend rate 8.0% per annum, 12,000 authorized, 3,803 issued and 3,722 outstanding as of September 30, 2015 and December 31, 2014, with a liquidation preference of $25,000 per share	95,069	95,069
Common stock, $0.01 par value per share, 350,000,000 shares authorized, and 261,269,008 and 201,420,701 issued, and 260,354,056 and 200,505,749 outstanding as of September 30, 2015 and December 31, 2014, respectively	2,613	2,014
Additional paid in capital	975,534	909,783
Accumulated deficit	(1,051,865)	(784,546)
Accumulated other comprehensive income (loss)	1,039	(7,765)
Treasury stock, at cost:
Series E Preferred Stock, 81 shares as of September 30, 2015 and December 31, 2014	(2,030)	(2,030)
Common stock, 914,952 shares as of September 30, 2015 and December 31, 2014	(1,914)	(1,914)
Total shareholders' equity	239,690	431,855
Total liabilities and shareholders' equity	$1,456,715	$1,675,024

The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per-share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES AND OTHER
Oil and natural gas sales	$27,852	$62,510	$110,661	$222,247
Midstream natural gas gathering, processing, and marketing	161	1,180	1,091	66,937
Oilfield services	5,294	5,986	15,552	17,561
Other revenue	357	881	1,282	1,330
Total revenue	33,664	70,557	128,586	308,075
OPERATING EXPENSES
Production costs	11,130	10,994	34,286	34,236
Severance taxes and marketing	1,588	5,396	6,170	16,100
Transportation, processing, and other related costs	17,536	14,255	48,498	33,123
Exploration	4,358	27,284	14,327	52,394
Impairment of proved oil and gas properties	49,842	22,886	63,791	39,798
Midstream natural gas gathering, processing, and marketing	52	941	730	66,373
Oilfield services	3,264	3,856	12,153	11,892
Depletion, depreciation, amortization and accretion	23,378	32,147	103,441	89,903
Gain on sale of assets, net	(2,892)	(7,988)	(31,288)	(4,600)
General and administrative	10,060	16,851	34,089	49,621
Total operating expenses	118,316	126,622	286,197	388,840
OPERATING LOSS	(84,652)	(56,065)	(157,611)	(80,765)
OTHER INCOME (EXPENSE)
Interest income	34	40	132	126
Interest expense	(25,031)	(17,936)	(72,598)	(55,827)
Gain (loss) on derivative contracts, net	568	8,262	3,345	(333)
Loss from equity method investments	(176)	(79)	(494)	(436)
Other income (expense)	(1,913)	2,179	(9,666)	2,606
Total other expense, net	(26,518)	(7,534)	(79,281)	(53,864)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(111,170)	(63,599)	(236,892)	(134,629)
Income tax benefit	—	—	—	—
LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(111,170)	(63,599)	(236,892)	(134,629)
Gain on dilution of interest in Eureka Hunter Holdings, LLC, net of tax	2,211	—	4,601	—
Loss from discontinued operations, net of tax	(4,222)	(59,590)	(8,485)	(101,963)
Loss on disposal of discontinued operations, net of tax	—	(258)	—	(13,983)
NET LOSS	(113,181)	(123,447)	(240,776)	(250,575)
Net loss attributed to non-controlling interests	—	2,764	—	3,653
LOSS ATTRIBUTABLE TO MAGNUM HUNTER RESOURCES CORPORATION	(113,181)	(120,683)	(240,776)	(246,922)
Dividends on preferred stock	(8,848)	(8,848)	(26,543)	(26,516)
Dividends on preferred stock of discontinued operations	—	(6,644)	—	(19,202)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(122,029)	$(136,175)	$(267,319)	$(292,640)
Weighted average number of common shares outstanding, basic and diluted	231,742,785	199,448,453	213,692,427	185,440,763
Loss from continuing operations per share, basic and diluted	$(0.52)	$(0.35)	$(1.23)	$(0.85)
Income (loss) from discontinued operations per share, basic and diluted	(0.01)	(0.33)	(0.02)	(0.73)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.53)	$(0.68)	$(1.25)	$(1.58)

AMOUNTS ATTRIBUTABLE TO MAGNUM HUNTER RESOURCES CORPORATION
Loss from continuing operations, net of tax	$(111,170)	$(60,835)	$(236,892)	$(130,976)
Income (loss) from discontinued operations, net of tax	(2,011)	(59,848)	(3,884)	(115,946)
Net loss	$(113,181)	$(120,683)	$(240,776)	$(246,922)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET LOSS	$(113,181)	$(123,447)	$(240,776)	$(250,575)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(2)	—	100	(1,218)
Unrealized loss on available for sale securities	(1,304)	(2,583)	(2,403)	(3,188)
Amounts reclassified for other than temporary impairment of available for sale securities	2,115	—	11,107	—
Amounts reclassified from accumulated other comprehensive income upon sale of Williston Hunter Canada, Inc.	—	—	—	20,741
Total other comprehensive income	809	(2,583)	8,804	16,335
COMPREHENSIVE LOSS	(112,372)	(126,030)	(231,972)	(234,240)
Comprehensive loss attributable to non-controlling interests	—	2,764	—	3,653
COMPREHENSIVE LOSS ATTRIBUTABLE TO MAGNUM HUNTER RESOURCES CORPORATION	$(112,372)	$(123,266)	$(231,972)	$(230,587)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)
(in thousands)

	Number of Shares
	Series D Preferred Stock	Series E Preferred Stock	Common Stock	Series D Preferred Stock	Series E Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders' Equity
BALANCE, January 1, 2015	4,425	4	201,421	$221,244	$95,069	$2,014	$909,783	$(784,546)	$(7,765)	$(3,944)	$431,855
Share-based compensation	—	—	1,360	—	—	14	6,478	—	—	—	6,492
Shares withheld for taxes	—	—	(105)	—	—	(1)	(310)	—	—	—	(311)
Shares of common stock issued for payment of 401k plan matching contribution	—	—	2,291	—	—	23	1,855	—	—	—	1,878
Sale of common stock	—	—	56,202	—	—	562	57,678	—	—	—	58,240
Dividends on preferred stock	—	—	—	—	—	—	—	(26,543)	—	—	(26,543)
Shares of common stock issued upon exercise of common stock options	—	—	100	—	—	1	50	—	—	—	51
Net loss	—	—	—	—	—	—	—	(240,776)	—	—	(240,776)
Foreign currency translation	—	—	—	—	—	—	—	—	100	—	100
Unrealized loss on available for sale securities, net	—	—	—	—	—	—	—	—	(2,403)	—	(2,403)
Amounts reclassified from accumulated other comprehensive income for other than temporary impairment of available for sale securities	—	—	—	—	—	—	—	—	11,107	—	11,107
BALANCE, September 30, 2015	4,425	4	261,269	$221,244	$95,069	$2,613	$975,534	$(1,051,865)	$1,039	$(3,944)	$239,690

The accompanying Notes to the Consolidated Financial Statements are an integral part of these unaudited financial statements.

MAGNUM HUNTER RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(240,776)	$(250,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	103,441	101,733
Exploration	12,579	51,306
Impairment of proved oil and gas properties	63,791	39,798
Impairment of other assets	11,107	666
Share-based compensation	8,059	7,267
Cash paid for plugging wells	(136)	(26)
Loss (gain) on sale of assets	(31,288)	9,371
Loss (gain) on derivative contracts	(3,457)	92,125
Cash proceeds (payment) on settlement of derivative contracts	19,558	(4,074)
Gain on dilution of interest in Eureka Hunter Holdings, LLC	(4,601)	—
Loss from equity method investments	8,979	504
Amortization and write-off of deferred financing costs and discount on Senior Notes included in interest expense	4,587	8,809
Changes in operating assets and liabilities:
Accounts receivable, net	21,305	20,742
Inventory	(276)	4,681
Prepaid expenses and other current assets	35	(2,766)
Accounts payable	60,082	(50,851)
Revenue payable	(1,021)	(2,336)
Accrued liabilities	14,843	(12,819)
Net cash provided by operating activities	46,811	13,555
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and advances	(164,874)	(363,304)
Change in restricted cash	—	5,000
Change in deposits and other long-term assets	3,389	310
Proceeds from sales of assets	38,384	110,690
Net cash used in investing activities	(123,101)	(247,304)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sales of common shares	58,239	178,432
Proceeds from sale of Eureka Hunter Holdings Series A Preferred Units	—	11,956
Proceeds from sale of Eureka Hunter Holdings Series A Common Units	—	8,180
Repurchase of non-controlling interest	—	(2,875)
Proceeds from exercise of warrants and options	51	9,622
Preferred stock dividends	(26,543)	(36,754)
Repayments of debt	(8,684)	(208,298)
Proceeds from borrowings on debt	6,886	279,592
Deferred financing costs	(451)	(6,228)
Change in other long-term liabilities	79	1,032
Net cash provided by financing activities	29,577	234,659
Effect of changes in exchange rate on cash	(4)	44
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,717)	954
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,180	41,713
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,463	$42,667

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

The consolidated financial statements also reflect the interests of the Company's wholly owned subsidiary, Magnum Hunter Production, Inc. ("MHP"), in various managed drilling partnerships. The Company accounts for the interests in these managed drilling partnerships using the proportionate consolidation method.

Reclassification of Prior-Period Balances

Certain prior period balances have been reclassified to correspond with current-period presentation.

Effective January 1, 2015, the Company adopted ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, issued by the Financial Accounting Standards Board ("FASB"). ASU 2014-08 updated the requirements for reporting discontinued operations in ASC Subtopic 205-20, Presentation of Financial Statements - Discontinued Operations, by requiring classification as discontinued operations of a component of an entity, a group of components of an entity, or a business (including equity method investments) if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when either 1) the component, group of components of an entity, or a business meet the criteria to be classified as held for sale, 2) are disposed of by sale, or 3) are disposed of other than by sale (e.g. abandonment or a distribution to owners in a spinoff). This ASU was effective prospectively for all disposals (or classification as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. As a result of the Company's decision in June 2015 to pursue the sale of all of its equity ownership interest in Eureka Hunter Holdings, LLC ("Eureka Hunter Holdings") and the adoption of ASU 2014-08, the Company was required to reclassify the operations of Eureka Hunter Holdings to discontinued operations for all periods presented. See "Note 3 - Acquisitions, Divestitures, and Discontinued Operations".

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

Regulated Activities

Sentra Corporation, a wholly owned subsidiary of the Company, owns and operates distribution systems for retail sales of natural gas in south central Kentucky. Sentra Corporation's gas distribution billing rates are regulated by the Kentucky Public Service Commission based on recovery of purchased gas costs. The Company accounts for its operations based on the provisions of the FASB Accounting Standards Codification ("ASC") Subtopic 980-605, Regulated Operations-Revenue Recognition, which requires covered entities to record regulatory assets and liabilities resulting from actions of regulators. During the three and nine months ended September 30, 2015, gas utility sales from Sentra Corporation's regulated operations aggregated $42,845 and $504,075, respectively. During the three and nine months ended September 30, 2014, the Company had revenues of $27,656 and $473,555, respectively, related to Sentra Corporation's regulated operations.

Recently Issued Accounting Standards

Accounting standards-setting organizations frequently issue new or revised accounting rules.  The Company regularly reviews all new pronouncements to determine their impact, if any, on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the revised standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. As such, this amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The guidance allows for either a "full retrospective" adoption or a "modified retrospective" adoption, and earlier application is permitted as of annual reporting periods beginning after December 14, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the adoption methods and the impact of this ASU on its consolidated financial statements and financial statement disclosures.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. As of September 30, 2015, the Company had $19.8 million of debt issuance costs, which under this standard would be reclassified from an asset to a direct deduction from the related debt liability.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY; FORBEARANCE AGREEMENTS

As of September 30, 2015, the Company had $6.5 million in cash and a working capital deficit of $1,037.2 million, and the Company continues to incur significant losses from continuing operations. Additionally, as of September 30, 2015, the Company was in default under its senior revolving credit facility (as amended, the "Credit Facility") and Second Lien Credit Agreement (as defined below), as further described below. In addition, the Company has an interest payment due on November 15, 2015 on its Senior Notes (as defined below) of approximately $29.3 million, of which $22.1 million was accrued as of September 30, 2015, which the Company does not expect to be able to pay (but which is the subject of forbearance agreements described below and in "Note 9 - Debt"). Although the Company has taken proactive measures to address these issues, including entering into such forbearance agreements, these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

As further described in "Note 9 - Debt", on September 30, 2015, the Company was in default under its Credit Facility and its Second Lien Term Loan Agreement relating to past due accounts payable. Pursuant to covenants contained in the Credit Facility and the Second Lien Term Loan Agreement, the Company is not permitted to have accounts payable outstanding in excess of 180 days from the invoice date (subject to certain permissible amounts). As of September 8, 2015, the Company had approximately $1.4 million in accounts payable outstanding (other than such permissible amounts) in excess of 180 days from the invoice date. Under the terms of the Company's Credit Facility and Second Lien Term Loan Agreement, this default would result in an event of default (as defined in the agreements) if not cured within 30 days. As of October 8, 2015, the Company continued to have accounts payable outstanding (other than such permissible amounts) in excess of 180 days from the invoice date, resulting in an event of default. Due to the event of default, the lenders under the Company's Credit Facility and Second Lien Term Loan Agreement may declare the outstanding loan amounts immediately due and payable. In addition, $3.1 million of certain of the Company's equipment notes payable and certain of the Company's derivatives contracts became callable subsequent to September 30, 2015 as a result of certain cross-default provisions. Accordingly, the Company's debt balances under the Credit Facility, Second Lien Term Loan Agreement, and certain equipment notes payable and derivatives are reflected as current liabilities in the accompanying consolidated balance sheet as of September 30, 2015.

Our unsecured 9.750% Senior Notes due 2020 ("Senior Notes") and certain remaining derivatives contracts also contain cross-default or cross-acceleration provisions that may result in the Senior Notes and the remaining derivatives contracts becoming callable if any material obligation is called by a lender due to an event of the default. Specifically, a cross-default under the indenture governing the Senior Notes (the "Indenture") will occur if the lenders under the Company's Credit Facility or Second Lien Term Loan Agreement choose to accelerate the indebtedness under such agreement as a result of the event of default. The Company has not received any notice of acceleration with respect to any of the obligations described above.

The Company has an interest payment due on November 15, 2015 on its Senior Notes. Interest on the Senior Notes accrues at an annual rate of 9.75% and is payable semi-annually on May 15 and November 15. The total interest payment due on November 15, 2015 is expected to be approximately $29.3 million, of which $22.1 million was accrued as of September 30, 2015. The failure by the Company to make an interest payment on the Senior Notes within 30 days following the due date would constitute an event of default under the Senior Notes, and the Senior Notes could be declared immediately due and payable. The Company does not expect to make the interest payment by December 15, 2015; however, payments under the Senior Notes are the subject of forbearance agreements described below and in "Note 9 - Debt". Therefore, the Company's outstanding obligations on its Senior Notes are reflected as current liabilities in the accompanying consolidated balance sheet as of September 30, 2015.

On October 9, 2015, the Company announced that it had suspended monthly cash dividends on all of its outstanding series of preferred stock. The suspension commenced with the monthly cash dividend that would otherwise have been declared and paid for the month ending October 31, 2015 and will continue indefinitely. The outstanding shares of Series E Preferred Stock are represented by depositary shares, each representing a 1/1,000th interest of a share of Series E Preferred Stock. Under the terms of the Company's Series C, Series D and Series E Preferred Stock, any unpaid dividends, including the unpaid dividends for the month ending October 31, 2015 and any future unpaid dividends, will continue to accumulate. Additionally, if the Company does not pay dividends on its Series C, Series D and Series E Preferred Stock for any month within a quarter for a total of four quarterly periods (whether consecutive or non-consecutive), (i) the holders of each series of preferred stock will have the right to elect two directors to serve on the Company's Board of Directors (the "Board") until all accumulated and unpaid dividends have been paid in full, (ii) the annual dividend rates on the Series C, Series D and Series E Preferred Stock will be increased to 12.5%, 10.0% and 10.0%, respectively (the "Penalty Rates"), until all accumulated and unpaid dividends have been paid in full and the Company has paid cash dividends at the respective Penalty Rates in full for an additional two consecutive quarters, and (iii) if not paid in cash, dividends must be paid in shares of common stock or (if the common stock is not publicly traded) in shares of the series of preferred stock (until the dividend default has been cured). The Company had previously suspended dividends on its Series C, Series D and Series E Preferred Stock affecting two quarterly periods during 2013.

As a result of the suspension of monthly cash dividends on its preferred stock, the Company became ineligible to issue securities, including issuances of common stock in At-the-Market ("ATM") offerings, under its universal shelf Registration Statement on Form S-3, which was declared effective on April 22, 2015.

On October 9, 2015, the Company also announced that it has engaged a financial advisor and a special legal advisor to advise management and the Board regarding potential strategic alternatives to enhance liquidity and address the Company's current capital structure, which may include liquidity-enhancing transactions that the Company has commenced previously, as well as restructuring some or all of the Company's debt and preferred equity to preserve cash flow, which may include seeking private restructuring or reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code").

On November 3, 2015, the Company entered into the Sixth Amendment (the "Sixth Amendment") to the Credit Facility by and among the Company, as borrower, the guarantors party thereto, certain holders of the Company's Senior Notes (the "New Senior Notes Lenders"), certain holders of the loans outstanding pursuant to the Company's Second Lien Term Loan Agreement (the "New Second Lien Lenders" and collectively with the New Senior Notes Lenders, the "New First Lien Lenders"), as lenders, Bank of Montreal, as administrative agent and Cantor Fitzgerald Securities, as loan administrator. (as so amended, the "Refinancing Facility") in order to, among other things:

i.	assign amounts outstanding of approximately $5.0 million under the Credit Facility in the form of a single tranche of term loans to the New First Lien Lenders;

ii.	cash collateralize certain outstanding letters of credit issued under the Credit Facility in an aggregate amount of approximately $39.0 million; and

iii.
provide the Company with an additional new term loan in the aggregate principal amount of approximately $16.0 million, which was funded in full by the New First Lien Lenders on the closing date of the Sixth Amendment.

As a result of the Sixth Amendment, the New First Lien Lenders became the lenders under the Refinancing Facility, the Credit Facility was restructured from a senior secured revolving credit facility to a senior secured term loan facility represented by the Refinancing Facility and the aggregate amounts outstanding under the Refinancing Facility as of the closing date of the Sixth Amendment totaled approximately $60.0 million. In addition, the Refinancing Facility includes an uncommitted incremental credit facility for up to an additional $10.0 million aggregate principal amount of term loans to be provided to the Company, if and to the extent requested by the Company and agreed to by a specified percentage of the New First Lien Lenders.

The Refinancing Facility contains the same covenants as the Credit Facility prior to execution of the Sixth Amendment, subject to customary adjustments consistent with financings of this type and duration and subject to the following additional changes:

i.
removal of all financial covenants in effect prior to the Sixth Amendment (including the current ratio, total secured net debt to EBITDAX, proved reserves coverage ratio and proved developed producing reserves coverage ratio covenants).

ii.	removal of restrictions against trade payables being outstanding for more than 180 days from the date of invoice, and

iii. inclusion of budgetary and reporting requirements consistent with financings of this type and duration, including a cumulative budget variance covenant tested every other week, in accordance with the terms of the Refinancing Facility.

The Company believes that the Refinancing Facility will provide the Company with liquidity for approximately 30 to 45 days, during which time the Company and the New First Lien Lenders will continue to discuss various options and alternatives regarding the Company's balance sheet. See "Note 9 - Debt".

On November 3, 2015, the Company and the New Senior Notes Lenders entered into a Forbearance Agreement (the "Forbearance Agreement") whereby the New Senior Notes Lenders agreed to forbear during a certain period from exercising any remedies as a result of any default, Default or Event of Default under (as such terms are defined in) the Indenture that is present as a result of (i) the failure of the Company to make any interest payment otherwise due under the Senior Notes, (ii) a breach of the debt incurrence covenant under the Indenture, or (iii) the failure of the Company to make any interest payment otherwise due pursuant to the Second Lien Term Loan Agreement. Additionally, the New Senior Notes Lenders consented to an amendment to the Indenture, pursuant to a supplemental indenture, which such amendment amends the incurrence of indebtedness covenant in the Indenture to permit the incurrence of the $70.0 million aggregate principal amount of borrowings under the Refinancing Facility. See "Note 9 - Debt".

On November 3, 2015, the Company entered into a Forbearance Agreement and Second Amendment (the "Second Amendment") to the Second Lien Credit Agreement, by and among the Company, as borrower, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders party thereto and the agents party thereto (the "Second Lien Term Loan Agreement"). The Second Amendment provides for a forbearance by the lenders under the Second Lien Term Loan Agreement that entered into the Refinancing Facility with respect to exercising remedies regarding any default or event of default that results from the failure of the Company to make any interest payment under the Second Lien Term Loan Agreement, the failure to meet certain financial covenants, and certain other matters (including the default that arose on account of  trade payables being outstanding for more than 180 days). The Second Amendment also amends certain other terms of the Second Lien Term Loan Agreement as necessary to permit the Refinancing Facility and to make certain covenants in the Second Lien Term Loan Agreement consistent with the revised covenants in the Refinancing Facility. See "Note 9 - Debt".

Triad Hunter, LLC ("Triad Hunter"), a wholly owned subsidiary of the Company, and Eureka Hunter Pipeline, LLC ("Eureka Hunter Pipeline") are parties to an Amended and Restated Gas Gathering Services Agreement (the "Gas Gathering Services Agreement"). Under the terms of the Gas Gathering Services Agreement, Triad Hunter reserved throughput capacity in the gas gathering pipeline system of Eureka Hunter Pipeline for which Triad Hunter has committed to minimum reservation fees of approximately $0.75 per MMBtu. As of October 31, 2015, Triad Hunter owed Eureka Hunter Pipeline approximately $10.7 million in past due gathering fees under the Gas Gathering Services Agreement. On November 5, 2015, the Company received a demand notice from MSI (as defined under "Discontinued Operations - Eureka Hunter Holdings" in Note 3 below), on behalf of Eureka Hunter Pipeline, demanding, in connection with past due amounts, adequate assurance of performance of security in the amount of approximately $20.8 million on or before November 10, 2015. Additionally, Eureka Hunter Pipeline can also demand adequate assurance of performance for any payments if it determines that Triad Hunter’s credit is unsatisfactory. MSI advised the Company that its failure to provide such adequate assurance of performance by the specified deadline will result in a suspension of services under the Gas Gathering Services Agreement until such time as the Company provides such adequate assurance of performance. MSI further advised the Company that if the Company has not provided the adequate assurance of performance and/or paid in full all amounts past due by November 20, 2015, then Eureka Hunter Pipeline will terminate the Gas Gathering Services Agreement. The Company does not expect that it will be able to provide such adequate assurance of performance by the specified deadline. The Company has initiated discussions with MSI regarding a forbearance by Eureka Hunter Pipeline and MSI of their rights and remedies with respect to past due amounts under the Gas Gathering Services Agreement, including the provision of adequate assurance of performance. The Company can provide no assurance regarding whether a forbearance will be obtained. If such forbearance is not obtained, and Eureka Hunter Pipeline suspends performance under or terminates the Gas Gathering Services Agreement, such suspension in service or termination would force a temporary shut-in of certain of our wells (until the suspension is lifted or new gas gathering services are arranged) and could materially impact our business, financial condition and results of operations. We cannot predict at this time whether we would be able to secure any alternate gas gathering services or the timing thereof, especially in view of the limited amount of gas gathering service capacity in these areas of operation. Even if such services became available to us, such services may not be on terms we find suitable or attractive. See "Item 1A. Risk Factors - We are and may continue to become subject to claims by vendor creditors.”

NOTE 3 - ACQUISITIONS, DIVESTITURES, AND DISCONTINUED OPERATIONS

Acquisitions

Agreement to Purchase Utica Shale Acreage

On August 12, 2013, Triad Hunter entered into an asset purchase agreement ("the MNW Purchase Agreement") with MNW Energy, LLC ("MNW"). MNW is an Ohio limited liability company that represents an informal association of various land owners, lessees and sub-lessees of mineral acreage who own or have rights in mineral acreage located in Monroe, Noble and/or Washington Counties, Ohio. Pursuant to the purchase agreement, Triad Hunter agreed to acquire from MNW up to 32,000 net mineral acres, including currently leased and subleased acreage, located in such counties, over a period of time, in staggered closings, subject to certain conditions. The maximum purchase price, if MNW delivers 32,000 acres with acceptable title, would be $142.1 million, excluding title costs. During the nine months ended September 30, 2015 and 2014, Triad Hunter purchased 2,665 and 11,296 net leasehold acres, respectively, from MNW for an aggregate purchase price of $12.0 million and $46.7 million, respectively. As of September 30, 2015, Triad Hunter had purchased a total of 25,044 net leasehold acres from MNW for an aggregate purchase price of $103.9 million.

The Company believes that MNW will not be able to provide Triad Hunter with satisfactory title to any of the remaining net leasehold acres subject to purchase under the MNW Purchase Agreement, and therefore the Company anticipates that none of the remaining net leasehold acres will be acquired by Triad Hunter.

Divestitures

Sale of Certain West Virginia Assets

On May 22, 2015, Triad Hunter entered into a Purchase and Sale Agreement with Antero Resources Corporation ("Antero") pursuant to which Triad Hunter agreed to sell to Antero all of Triad Hunter's right, title and interest in certain undeveloped and unproven leasehold acreage located in Tyler County, West Virginia. The sale transaction closed on June 18, 2015 and Triad Hunter received cash consideration of $33.6 million, subject to post-closing adjustments for any title defects and for remediation of asserted title defects. During the third quarter of 2015, the Company received $4.2 million of additional consideration for title defects cured or removed. The properties sold consisted of ownership interests in approximately 5,210 net leasehold acres.

The Company recognized a gain on the sale of $5.5 million and $31.7 million during the three and nine month periods ended September 30, 2015.

Discontinued Operations

Williston Hunter Canada, Inc.

In September 2013, the Company adopted a plan to divest all of its interests in the Canadian operations of Williston Hunter Canada, Inc. ("WHI Canada"), which was a wholly owned subsidiary of the Company. The Company closed on the sale of its interests in WHI Canada on May 12, 2014. The loss from operations and loss on disposal attributable to WHI Canada are included in discontinued operations.

Eureka Hunter Holdings

In June 2015, the Company announced its decision to pursue the sale of all of its equity ownership interest in Eureka Hunter Holdings in order to improve the Company's liquidity position. The Company has reclassified its equity method investment in Eureka Hunter Holdings to assets of discontinued operations as of September 30, 2015 and December 31, 2014. All operations related to periods prior to December 18, 2014, and all subsequent equity method losses through September 30, 2015, are reflected as discontinued operations.

Prior to December 18, 2014, Eureka Hunter Holdings was a consolidated subsidiary of the Company and its operations were included in the Midstream and Marketing operating segment. Following a series of transactions and capital contributions that occurred up to and including December 18, 2014, the Company determined it no longer held a controlling financial interest in Eureka Hunter Holdings. However, the Company exercises significant influence through its retained equity interest and through representation on Eureka Hunter Holdings' board of managers and owned 44.53% of the outstanding membership interest of Eureka Hunter Holdings as of September 30, 2015. As a result, the Company uses the equity method to account for its retained interest in Eureka Hunter Holdings.

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

Pursuant to the March 2015 Letter Agreement, the parties further agreed that the Company had the right, in its discretion, to fund as a capital contribution to Eureka Hunter Holdings, all or a portion (in specified minimum amounts) of its pro-rata share of the Additional Contribution, which pro-rata share equaled approximately $18.7 million (the "MHR Additional Contribution Component"), before June 30, 2015 (as extended, the "MHR Contribution Deadline"), in exchange for additional Series A-1 Units in Eureka Hunter Holdings (the "MHR 2015 Make-up Contribution").  On July 27, 2015, the Company entered into an additional letter agreement (the "July 2015 Letter Agreement") with Eureka Hunter Holdings and MSI pursuant to which the parties memorialized an agreement in principle which had been reached prior to June 30, 2015, to extend the MHR Contribution Deadline to the earlier of (i) September 30, 2015 or (ii) the day immediately preceding the date on which the Company disposes, in a sale transaction or otherwise, its equity ownership interest in Eureka Hunter Holdings. As of September 30, 2015, the Company had not funded the MHR Additional Contribution Component, and as such, the Company's Series A-1 Units in Eureka Hunter Holdings were adjusted downward by 529,190 units, which was an amount equivalent to the unfunded portion of the MHR Additional Contribution Component divided by the purchase price per unit paid by MSI in connection with the 2015 Growth CapEx Projects Contribution and the Additional Contribution. As a result of the downward adjustment to its Series A-1 Units, the Company recognized a loss of $7.7 million reported net of tax in "Loss from discontinued operations, net of tax" on the consolidated statements of operations during the three and nine months ended September 30, 2015. The loss included the Company's proportionate decrease in its equity method basis difference which was reduced by $4.0 million during the three and nine months ended September 30, 2015, based on the change in the Company's ownership in the net assets of Eureka Hunter Holdings related to the downward adjustment in its Series A-1 Units.

The Company continues to have the right to make MHR Catch-Up Contributions (as defined in the LLC Agreement) in accordance with the LLC Agreement (as modified by the November 2014 Letter Agreement as to the applicable time and amount limitations) in respect of any MHR Shortfall Amounts (as defined in the LLC Agreement) that are eligible to be funded by the Company under the LLC Agreement.

The Company accounted for the March 31, 2015 MSI capital contributions, the issuance of additional Series A-2 Units by Eureka Hunter Holdings, and the September 30, 2015 expiration of the MHR Contribution Deadline in accordance with the subsequent measurement provision of ASC Topic 323, Investments - Equity Method and Joint Ventures, which requires the Company to recognize a gain or loss on the dilution of its equity interest as if the Company had sold a proportionate interest in Eureka Hunter Holdings. During the three and nine months ended September 30, 2015, the Company recognized a gain of $2.2 million and $4.6 million, respectively, reported net of tax in "Gain on dilution of interest in Eureka Hunter Holdings, LLC, net of tax" in the consolidated statements of operations based on the difference between the carrying value of the Company's Series A-1 Units and the proceeds received by Eureka Hunter Holdings for the issuance of additional Series A-2 Units to MSI which resulted in permanent dilution of the Company's equity interest in Eureka Hunter Holdings. The gain included the Company's proportionate decrease in its equity method basis difference which was reduced by $3.6 million and $7.5 million, during the three and nine months ended September 30, 2015, respectively, based on the change in the Company's ownership in the net assets of Eureka Hunter Holdings after giving effect to the dilution of the Company's interest as a result of the unit issuance.

As of September 30, 2015, the Company and MSI owned 44.53% and 53.98%, respectively, of the Class A Common Units of Eureka Hunter Holdings. As of December 31, 2014, the Company and MSI owned 48.60% and 49.84%, respectively of the equity interests of Eureka Hunter Holdings. The Company recorded its retained interest in Eureka Hunter Holdings initially at a fair value of $347.3 million as of December 18, 2014. The carrying value of the Company's equity interest in Eureka Hunter Holdings was $343.3 million and $347.2 million at September 30, 2015 and December 31, 2014, respectively.

The recognition of the Company's retained interest in Eureka Hunter Holdings at fair value upon deconsolidation resulted in a basis difference between the carrying value of the Company's investment in Eureka Hunter Holdings and its proportionate share in net assets of Eureka Hunter Holdings. The basis difference was accounted for using the acquisition method of accounting, which requires that the basis difference be allocated to the identifiable assets of Eureka Hunter Holdings at fair value and based upon the Company's proportionate ownership.  Determining the fair value of assets and liabilities is judgmental in nature and involves the use of significant estimates and assumptions. The Company recognized a basis difference of $201.9 million upon deconsolidation related to its investment in Eureka Hunter Holdings which has been allocated to the following identifiable assets of Eureka Hunter Holdings:

	Identifiable Assets
	Ending Basis December 31, 2014	Basis Amortization	Basis Reduction	Ending Basis September 30, 2015
	(in thousands)
Fixed assets	$5,088	$(187)	$(289)	$4,612
Intangible assets	155,189	(5,471)	(8,727)	140,991
Goodwill	41,597	—	(2,518)	39,079
Total basis difference	$201,874	$(5,658)	$(11,534)	$184,682

The components of the Company's basis difference, excluding goodwill, are being amortized over their estimated useful lives ranging from 3 to 39 years.

During the second quarter of 2015, the Company completed its valuation of the identifiable assets to which the basis difference is attributable and has recorded amortization based on this valuation for the period ended September 30, 2015.

Summarized income information for Eureka Hunter Holdings for the three and nine months ended September 30, 2015 is as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in thousands)
Operating revenues	$22,457	$53,581
Operating income	$12,231	$13,549
Net income	$11,469	$10,623

Magnum Hunter's interest in Eureka Hunter Holdings net income (loss)	$5,222	$4,837
Basis difference amortization	$(1,780)	$(5,658)
Loss on downward adjustment of units	$(7,664)	$(7,664)
Magnum Hunter's equity in earnings (loss), net	$(4,222)	$(8,485)

As of September 30, 2015 and December 31, 2014, the Company had assets of discontinued operations of $343.3 million and $347.2 million, respectively, consisting of its equity method investment in Eureka Hunter Holdings.

The Company included the results of operations related to Eureka Hunter Holdings for all periods presented, and the results of operations of WHI Canada through May 12, 2014, the date of sale, in discontinued operations. The following presents the results of the Company's discontinued operations for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues	$—	$9,113	$—	$32,073
Depreciation, depletion, amortization and accretion	—	(4,224)	—	(11,831)
Other operating expenses	—	(6,401)	—	(23,703)
Interest expense	—	(159)	—	(6,646)
Loss on derivative contracts, net	—	(57,898)	—	(91,792)
Loss from equity method investments	(4,222)	—	(8,485)	—
Other expense	—	(21)	—	(64)
Loss from discontinued operations, net of tax	(4,222)	(59,590)	(8,485)	(101,963)
Gain on dilution of interest in Eureka Hunter Holdings, net of tax	2,211	—	4,601	—
Loss on disposal of discontinued operations, net of taxes of $0	—	(258)	—	(13,983)
Loss from discontinued operations, net of taxes	$(2,011)	$(59,848)	$(3,884)	$(115,946)

Total operating cash inflows related to Eureka Hunter Holdings for the three and nine month periods ended September 30, 2014 were $28.9 million and $67.3 million, respectively, and total investing cash outflows related to Eureka Hunter Holdings for the three and nine month periods ended September 30, 2014 were $46.7 million and $111.1 million, respectively.

NOTE 4 - OIL & NATURAL GAS SALES

During the three and nine months ended September 30, 2015 and 2014, the Company recognized sales from oil, natural gas, and natural gas liquids ("NGLs") as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Oil	$9,962	$34,495	$34,593	$111,354
Natural gas	14,532	18,247	59,415	74,031
NGLs	3,358	9,768	16,653	36,862
Total oil and natural gas sales	$27,852	$62,510	$110,661	$222,247

NOTE 5 - PROPERTY, PLANT, & EQUIPMENT

Oil and Natural Gas Properties

The following sets forth the net capitalized costs under the successful efforts method for oil and natural gas properties as of:

	September 30, 2015	December 31, 2014
	(in thousands)
Mineral interests in properties
Unproved leasehold costs	$442,799	$481,643
Proved leasehold costs	276,818	257,185
Wells and related equipment and facilities	602,258	606,406
Advances to operators for wells in progress	1,278	1,411
Total costs	1,323,153	1,346,645
Less accumulated depletion, depreciation, and amortization	(344,006)	(248,410)
Net capitalized costs	$979,147	$1,098,235

Proved oil and natural gas properties are reviewed for impairment on a field-by-field basis bi-annually or when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. Impairments of proved properties of $49.8 million and $63.8 million were recorded during the three and nine months ended September 30, 2015, respectively, primarily related to Appalachian Basin and Williston Basin properties. Impairments of proved properties of $22.9 million and $39.8 million were recorded for the three and nine months ended September 30, 2014, respectively, which were comprised primarily of impairments recorded on MHP's proved oil and natural gas properties.

Depletion, depreciation, and amortization expense for proved oil and natural gas properties was $20.8 million and $95.7 million for the three and nine months ended September 30, 2015, respectively, and $28.0 million and $81.9 million for the three and nine months ended September 30, 2014, respectively.

Exploration

Exploration expense consists primarily of abandonment charges, exploratory dry holes, geological and geophysical costs, and impairment expense for capitalized leasehold costs associated with unproved properties for which the Company has no further exploration or development plans.

During the three and nine months ended September 30, 2015 and 2014, the Company recognized exploration expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Leasehold impairments
Williston Basin	$1,898	$17,846	$9,504	$37,765
Appalachian Basin	1,789	7,150	2,952	9,720
Western Kentucky	—	1,925	—	3,820
South Texas	124	—	124	—
Total leasehold impairments	3,811	26,921	12,580	51,305
Geological and geophysical	547	363	1,747	1,089
Total exploration expense	$4,358	$27,284	$14,327	$52,394

Impairments of leases in the Williston and Appalachian Basins for all periods presented are related to leases that expired and had no exploration activities during the period or are expected to expire and that the Company does not plan to develop or extend. The Company also recognized $1.9 million and $3.8 million in leasehold impairment expense related to fair value write-downs of MHP for the three and nine months ended September 30, 2014, respectively.

Gas Transportation, Gathering, and Processing Equipment and Other

The historical cost of gas transportation, gathering, and processing equipment and other property, presented on a gross basis with accumulated depreciation, as of September 30, 2015 and December 31, 2014 is summarized as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Gas transportation, gathering and processing equipment and other	$102,959	$100,436
Less accumulated depreciation	(28,542)	(23,013)
Net capitalized costs	$74,417	$77,423

Depreciation expense for gas transportation, gathering, and processing equipment and other property was $1.9 million and $5.8 million for the three and nine months ended September 30, 2015, respectively, and $2.7 million and $5.8 million for the three and nine months ended September 30, 2014, respectively.

NOTE 6 - ASSET RETIREMENT OBLIGATIONS

The following table summarizes the Company's asset retirement obligation ("ARO") activities during the nine-month period ended September 30, 2015 and for the year ended December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Asset retirement obligations at beginning of period	$26,524	$16,216
Liabilities incurred	40	218
Liabilities settled	(136)	(107)
Liabilities sold	(74)	(2,598)
Accretion expense	1,928	1,478
Revisions in estimated liabilities (1)	(596)	3,208
Reclassified from liabilities associated with assets of MHP	—	8,109
Asset retirement obligation at end of period	27,686	26,524
Less: current portion (included in other liabilities)	(1,235)	(295)
Asset retirement obligations, net of current portion	$26,451	$26,229
________________________________
 (1) Revisions in estimated liabilities during 2014 relate to a change in assumptions used with respect to certain wells in the Appalachian Basin in Ohio and West Virginia.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Transfers between levels of the fair value hierarchy occur at the end of the reporting period in which it is determined that the observability of significant inputs has increased or decreased. There were no transfers between levels of the fair value hierarchy during the nine month periods ended September 30, 2015 and 2014.

The Company used the following fair value measurements for certain of the Company's assets and liabilities at September 30, 2015 and December 31, 2014:

Level 1 Classification:

Available for Sale Securities

At September 30, 2015 and December 31, 2014, the Company held common and preferred stock of publicly traded companies with quoted prices in an active market.  Accordingly, the fair market value measurements of these securities have been classified as Level 1.

Level 2 Classification:

Commodity Derivative Instruments

At September 30, 2015 and December 31, 2014, the Company had commodity derivative financial instruments in place. The Company does not designate its derivative instruments as hedges and therefore does not apply hedge accounting.  Changes in fair value of derivative instruments subsequent to the initial measurement are recorded as gain (loss) on derivative contracts, in other income (expense). The estimated fair value amounts of the Company's commodity derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2.  Although the Company's commodity derivative instruments are valued using public indices, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.

As of September 30, 2015 and December 31, 2014, the Company's derivative contracts were with financial institutions, many of which were either senior lenders to the Company or affiliates of such senior lenders, and some of which had investment grade credit ratings. Certain counterparties to the Company's commodity derivatives positions are no longer participants in the Company's credit facilities following the execution of new credit agreements on October 22, 2014 and an amendment on July 10, 2015. See "Note 9 - Debt". All of the counterparties are believed to have minimal credit risk. Although the Company is exposed to credit risk to the extent of nonperformance by the counterparties to these derivative contracts, the Company does not anticipate such nonperformance and monitors the credit worthiness of its counterparties on an ongoing basis.

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

The key inputs used in the Black-Scholes option pricing model were as follows:

September 30, 2015
Life (in years)	1.4
Risk-free interest rate	0.60%
Estimated volatility	92%
Dividend	—
GreenHunter stock price at end of period	$0.30

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

The following tables present the fair value hierarchy levels of the Company's financial assets and liabilities which are measured and carried at fair value on a recurring basis:

	Fair Value Measurements on a Recurring Basis
	September 30, 2015
	(in thousands)
Assets	Level 1	Level 2	Level 3
Available for sale securities	$968	$—	$—
Commodity derivative assets	—	1,051	—
Convertible security derivative assets	—	—	3
Total assets at fair value	$968	$1,051	$3
Liabilities
Commodity derivative liabilities	$—	$569	$—
Total liabilities at fair value	$—	$569	$—

	Fair Value Measurements on a Recurring Basis
	December 31, 2014
	(in thousands)
Assets	Level 1	Level 2	Level 3
Available for sale securities	$3,864	$—	$—
Commodity derivative assets	—	16,511	—
Convertible security derivative assets	—	—	75
Total assets at fair value	$3,864	$16,511	$75

The following table presents the changes in fair value of the derivative assets and liabilities measured at fair value using significant unobservable inputs (Level 3 inputs) for the nine-month period ended September 30, 2015:

Convertible Security Embedded Derivative Asset
(in thousands)
Fair value as of December 31, 2014	$75
Decrease in fair value recognized in gain (loss) on derivative contracts, net	(72)
Fair value as of September 30, 2015	$3

Other Fair Value Measurements

The following table presents the carrying amounts and fair values categorized by fair value hierarchy level of the Company's financial instruments not carried at fair value:

		September 30, 2015		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(in thousands)
Senior Notes	Level 2	$597,521	$275,700	$597,355	$498,000
MHR Senior Revolving Credit Facility	Level 3	$5,000	$5,000	$—	$—
MHR Second Lien Term Loan	Level 3	$327,469	$319,873	$329,140	$329,140
Equipment Notes Payable	Level 3	$17,990	$17,990	$22,238	$22,150

The fair value of the Company's Senior Notes is based on quoted market prices available for Magnum Hunter's Senior Notes.  The fair value hierarchy for the Company's Senior Notes is Level 2 (quoted prices for identical or similar assets in markets that are not active).

The carrying value of the Company's Credit Facility approximates fair value as the facility is subject to short-term floating interest rates that approximate the rates available to the Company at these dates.  The fair value hierarchy for the Credit Facility is Level 3.

The fair value of all fixed-rate notes and the credit facility is based on interest rates currently available to the Company.

Fair Value on a Non-Recurring Basis

The Company follows the provisions of ASC Topic 820, Fair Value Measurement, for non-financial assets and liabilities measured at fair value on a non-recurring basis. As it relates to the Company, ASC Topic 820 applies to certain non-financial assets and liabilities as may be acquired in a business combination and thereby measured at fair value, measurements of impairments, and the initial recognition of asset retirement obligations, for which fair value is used. ARO estimates are derived from historical costs as well as management's expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, the Company has designated these measurements as Level 3. A reconciliation of the beginning and ending balances of the Company's ARO is presented in "Note 6 - Asset Retirement Obligations".

The Company recorded impairment charges of $63.8 million during the nine months ended September 30, 2015 as a result of writing down the carrying value of certain proved properties to estimated fair value. The fair value of the properties impaired was $511.2 million as of September 30, 2015. In order to determine the amounts of the impairment charges, Magnum Hunter compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management's expectations of economically recoverable proved, probable, and possible reserves. If the net capitalized cost exceeds the undiscounted future net cash flows, Magnum Hunter impairs the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a discounted cash flow model utilizing a 10% discount rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Magnum Hunter's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The Company recorded impairment charges of $16.8 million during the first quarter of 2014 in order to record MHP at the estimated selling price less costs to sell, based on additional information on estimated selling prices obtained through active marketing of the assets. The fair value of these net assets was $60.0 million as of March 31, 2014. The Company had designated this valuation as Level 3. Effective September 2014, the Company withdrew its plan to divest MHP. As of September 2014, the Company remeasured the carrying value of certain long-lived assets of MHP previously classified as held for sale at their fair value in connection with their reclassification to asset held and used and recorded impairment charges of $1.9 million in exploration expense and $17.0 million in impairment of proved oil and gas properties. The fair value of these assets was $52.6 million as of September 30, 2014, and was derived using a variety of assumptions including market precedent transactions for similar assets, analyst pricing, and risk-adjusted discount rates for similar transactions. The Company has designated these valuations as Level 3. Effective September 2014, the assets and liabilities of MHP are presented as held for use and the results of MHP's operations are presented in continuing operations for all periods presented in these interim consolidated financial statements.

NOTE 8 - INVESTMENTS AND DERIVATIVES

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

As of March 31, 2015, the Company's investment in New Standard Energy Limited ("NSE"), an Australian Securities Exchange-listed Australian company, had been in a gross unrealized loss position for greater than a year. The Company reviewed its investment for impairment and considered such factors as NSE's future business outlook, the prevailing economic environment and the overall market condition for the Company's investment. As a result of its review, the Company recorded an other-than-temporary impairment of $9.0 million which was reclassified from accumulated other comprehensive income into "Other expense" on the consolidated statements of operations during the first quarter of 2015, related to the decline in value of its investment in NSE. Effective October 20, 2015, the Company sold its entire investment in NSE for cash consideration of approximately AUD $0.7 million (approximately $0.5 million USD). The Company recognized a gain on the sale of approximately $0.1 million.

At September 30, 2015, the Company's investments in common shares of Redstar Gold Corp. and Series C Preferred shares of GreenHunter were in gross unrealized loss positions for greater than a year. The Company reviewed the business outlook and market conditions for these investments and recorded other-than-temporary impairment of $0.4 million and $1.8 million related to the decline in value of its investments in common shares of Redstar Gold Corp. and its Series C Preferred shares of GreenHunter, respectively, which were reclassified from accumulated other comprehensive income into "Other expense" on the consolidated statements of operations during the third quarter of 2015.

Investment Holdings - GreenHunter

The Company holds an equity method investment in common shares of GreenHunter received as partial consideration for the sale by Triad Hunter of its equity ownership interest in Hunter Disposal to GreenHunter in 2012. The GreenHunter common stock investment had no carrying value at September 30, 2015 or December 31, 2014. The GreenHunter common shares are publicly traded and had a fair value of $0.5 million and $1.3 million at September 30, 2015 and December 31, 2014, respectively, which is not reflected in the carrying value since the Company's investment is accounted for using the equity method.

Below is a summary of changes in investments for the nine months ended September 30, 2015:

Available for Sale Securities
(in thousands)
Carrying value as of December 31, 2014	$3,864
Loss from equity method investment(1)	(494)
Change in fair value recognized in other comprehensive loss	(2,402)
Carrying value as of September 30, 2015	$968

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

The Company's investments in available for sale securities have been presented in current assets as "Investments" in the consolidated balance sheet as of September 30, 2015 and December 31, 2014.

The cost for equity securities and their respective fair values as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
	(in thousands)
	Cost	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Equity securities	$532	$—	$532
Equity securities - related party (see "Note 14 - Related Party Transactions")	436	—	436
Total Securities available for sale	$968	$—	$968

	December 31, 2014
	(in thousands)
	Cost	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Equity securities	$9,876	$(7,323)	$2,553
Equity securities - related party (see "Note 14 - Related Party Transactions")	2,200	(889)	1,311
Total Securities available for sale	$12,076	$(8,212)	$3,864

The methods of determining the fair values of Magnum Hunter's investments in equity securities are described in "Note 7 - Fair Value of Financial Instruments".

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

As of September 30, 2015, the Company had the following commodity derivative instruments:

			Weighted Average
Natural Gas	Period	MMBtu/day	Price per MMBtu
Collars	Aug 2015 - Dec 2015	80,000	$2.66 - $3.15
			Weighted Average
Crude Oil	Period	Bbl/day	Price per Bbl
Collars	Aug 2015 - Dec 2015	1,500	$45.00 - $48.00
Ceilings sold (call)	Jan 2015 - Dec 2015	1,570	$120.00
Floors sold (put)	Jan 2015 - Dec 2015	259	$70.00

On May 7, 2015, the Company obtained consent under the Credit Facility to terminate the Company's open commodity derivative positions, so long as all such terminations occur prior to the November 1, 2015 borrowing base redetermination. See "Note 9 - Debt". The Company received approximately $11.8 million in cash proceeds from the termination of the majority of its open commodity derivative positions that were terminated on May 7, 2015.

As of September 30, 2015, Citibank, N.A. and Bank of Montreal are the counterparties to the Company's commodity derivatives positions. Collateral securing the Credit Facility is used as collateral for the Company's commodity derivatives with those counterparties participating, currently or at the time the commodity derivative position was entered into, in the Credit Facility, under which the Company had outstanding borrowings of $5.0 million as of September 30, 2015. Effective as of July 10, 2015, Citibank, N.A. is no longer a participant in the Company's credit facilities. The Company is exposed to credit losses in the event of nonperformance by the counterparties where the Company's open commodity derivative contracts are in a gain position. The Company does not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions.

As further discussed in "Note 9 - Debt", as of October 8, 2015, the Company had an event of default under its Credit Facility and Second Lien Term Loan Agreement which resulted in a cross-default under the Company's derivative contracts with Bank of Montreal, and which may result in a cross-default under the Company's derivative contracts with Citibank, N.A. if the outstanding loan obligations under the related credit agreements are accelerated. Under the Company's derivative contracts, upon a cross-default the non-defaulting party may designate an early termination date for all outstanding transactions. The counterparties to the Company's derivative contracts have not designated early termination dates for any of the Company's outstanding commodities derivatives as of the date of this report.

On November 2, 2015, the Company terminated its open commodity derivative positions with Bank of Montreal and received approximately $0.9 million in cash proceeds.

At September 30, 2015, the Company also had a convertible security embedded derivative asset primarily due to the conversion feature of the promissory note received as partial consideration for the sale of Hunter Disposal. See "Note 7 - Fair Value of Financial Instruments" and "Note 14 - Related Party Transactions".

The following table summarizes the fair value of the Company's commodity and financial derivative contracts as of the dates indicated:

	Derivatives not designated as hedging instruments
	Derivative Assets		Derivative Liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in thousands)
Commodity
Derivative assets	$1,051	$16,511	$—	$—
Derivative liabilities	—	—	569	—
Total commodity	$1,051	$16,511	$569	$—

Financial
Derivative assets	$3	$75	$—	$—
Total financial	$3	$75	$—	$—
Total derivatives	$1,054	$16,586	$569	$—

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

	September 30, 2015
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amount
	(in thousands)
Current assets: Fair value of derivative contracts	$1,051	$—	$1,051
Current liabilities: Fair value of derivative contracts	(569)	—	(569)
	$482	$—	$482

	December 31, 2014
	Gross Amounts of Assets and Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amount
	(in thousands)
Current assets: Fair value of derivative contracts	$18,146	$(1,635)	$16,511
Current liabilities: Fair value of derivative contracts	(1,635)	1,635	—
	$16,511	$—	$16,511

The following table summarizes the net gain (loss) on all derivative contracts included in gain (loss) on derivative contracts, net on the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Gain (loss) on settled transactions	$(380)	$477	$2,814	$(4,074)
Gain (loss) on open contracts	948	7,785	531	3,741
Total gain (loss), net	$568	$8,262	$3,345	$(333)

NOTE 9 - DEBT

Long-term debt at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Senior Notes payable due May 15, 2020, interest rate of 9.75%, net of unamortized net discount of $2.5 million and $2.6 million at September 30, 2015 and December 31, 2014, respectively	$597,521	$597,355
Various equipment and real estate notes payable with maturity dates February 2015 - November 2017, interest rates of 4.25% - 7.94%	17,990	22,238
MHR Senior Revolving Credit Facility due on demand as of October 8, 2015, original maturity of October 22, 2018, interest rate of 4.21% at September 30, 2015 and 2.92% at December 31, 2014	5,000	—
MHR second lien term loan due on demand as of October 8, 2015, original maturity of October 22, 2019, interest rate of 8.5%, net of unamortized discount of $9.1 million and $10.0 million at September 30, 2015 and December 31, 2014, respectively	327,469	329,140
	947,980	948,733
Less: current portion	(939,680)	(10,770)
Total long-term debt obligations, net of current portion	$8,300	$937,963

The following table presents the scheduled or expected approximate annual maturities of debt, gross of unamortized discount of $11.6 million as of September 30, 2015:

(in thousands)
2015	$946,533
2016	8,226
2017	1,240
2018	558
2019	207
Thereafter	2,826
Total	$959,590

MHR Senior Revolving Credit Facility and Second Lien Term Loan

Senior Revolving Credit Facility

On October 22, 2014, the Company entered into the Fourth Amended and Restated Credit Agreement by and among the Company, as borrower, Bank of Montreal, as administrative agent, the lenders party thereto and the agents party thereto (as amended, the "Credit Agreement").

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

For purposes of the First Amendment, a "Liquidity Event" meant any event or events resulting in (i) an increase in Liquidity (as defined in the Credit Agreement, as amended by the First Amendment) of at least $36.0 million as a result of an arm's length transaction with a person or entity that is not an affiliate of the Company or (ii) the receipt by the Company or any restricted subsidiary of aggregate net cash proceeds of at least $73.0 million as a result of one or more arm's length transactions with either (a) persons or entities who are not affiliates of the Company or (b) the Company's unrestricted subsidiaries.

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

On May 7, 2015, the Company obtained consent under the Credit Facility to terminate the Company's open commodity derivative positions, so long as all such terminations occurred prior to the November 1, 2015 borrowing base redetermination. Such terminations had been contemplated and were reflected in the May 1, 2015 borrowing base redetermination. Following the May 1, 2015 borrowing base redetermination, the Company's borrowing base under the Credit Facility was maintained at $50 million. The Company terminated the majority of its open commodity derivative positions on May 7, 2015. See "Note 8 - Investments and Derivatives".

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

In addition, pursuant to the Third Amendment, the lenders agreed to extend the deadline for the Company to satisfy the Waiver Condition from May 29, 2015 to June 19, 2015.

Fourth Amendment to Credit Agreement and Limited Consent

On and effective as of June 19, 2015, the Company entered into the Fourth Amendment to Credit Agreement and Limited Consent (the "Fourth Amendment") by and among the Company, as borrower, Bank of Montreal, as administrative agent, and the several lenders and guarantors party thereto. The Fourth Amendment amended the Credit Agreement to extend the amount of time the Company and its Restricted Subsidiaries may have accounts payable outstanding after the invoice date from 90 days to 180 days for any day on or prior to July 10, 2015, after such date the restriction would have reverted back to 90 days. In addition, pursuant to the Fourth Amendment, the lenders agreed to extend the deadline for Magnum Hunter to satisfy the Waiver Condition from June 19, 2015 to July 10, 2015.

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

Sixth Amendment to the Credit Agreement

On and effective as of November 3, 2015, the Company entered into the Sixth Amendment, which amended the Credit Agreement to, among other things:

i.	assign amounts outstanding of approximately $5.0 million under the Credit Facility in the form of a single tranche of term loans to the New First Lien Lenders;

ii.	cash collateralize certain outstanding letters of credit issued under the Credit Facility in an aggregate amount of approximately $39.0 million; and

iii.
provide the Company with an additional new term loan in the aggregate principal amount of $16.0 million, which was funded in full by the New First Lien Lenders on the closing date of the Sixth Amendment.

As a result of the Sixth Amendment, the New First Lien Lenders became the lenders under the Refinancing Facility, the Credit Facility was restructured from a senior secured revolving credit facility to a senior secured term loan facility represented by the Refinancing Facility and the aggregate amounts outstanding under the Refinancing Facility as of the closing date of the Sixth Amendment totaled approximately $60 million. In addition, the Refinancing Facility includes an uncommitted incremental credit facility for up to an additional $10.0 million aggregate principal amount of term loans to be provided to the Company, if and to the extent requested by the Company and agreed to by a specified percentage of the New First Lien Lenders.

The Refinancing Facility is due and payable on the earlier of: (a) December 30, 2015, (b) in the case of an event of default under the Refinancing Facility, the acceleration of the payment of the term loans under the Refinancing Facility, as determined by the requisite percentage of the New First Lien Lenders, or (c) the filing of a Chapter 11 case (or cases) by the Company or any of its subsidiaries. The term loans under the Refinancing Facility bear interest at the Company's option at either the London Interbank Offered Rate, plus an applicable margin of 4.0%, or a specified prime rate of interest, plus an applicable margin of 3.0%.

The Refinancing Facility contains the same covenants as the Credit Agreement prior to execution of the Sixth Amendment, subject to customary adjustments consistent with financings of this type and duration and subject to the following additional changes:

i.
removal of all financial covenants in effect prior to the Sixth Amendment (including the current ratio, total secured net debt to EBITDAX, proved reserves coverage ratio and proved developed producing reserves coverage ratio covenants).

ii.	removal of restrictions against trade payables being outstanding for more than 180 days from the date of invoice, and

iii. inclusion of budgetary and reporting requirements consistent with financings of this type and duration, including a cumulative budget variance covenant tested every other week, in accordance with the terms of the Refinancing Facility.

The Refinancing Facility also contains restrictions on the sale of assets by the Company and its restricted subsidiaries, which restrictions, among other things, prohibit (i) the Company from selling its equity ownership interests in Eureka Hunter Holdings, LLC (the "EHH Interests") and (ii) the Company and its restricted subsidiaries from engaging in certain farm-outs of undeveloped acreage, without, in each case, first obtaining the requisite consent of the New First Lien Lenders. Additionally, the Refinancing Facility contains a standstill on any marketing by the Company of the sale of the EHH Interests, other than with bidders that contact the Company without prior solicitation and other than any bidders that have already been engaged in such marketing efforts with the Company as of the closing date of the Refinancing Facility.

Defaults under the Credit Agreement

On July 27, 2015, the Company became aware of a default under the Credit Agreement relating to accounts payable. In accordance with the terms of the Credit Agreement, the Company may not have accounts payable outstanding (subject to certain permissible amounts) in excess of 180 days from the invoice date for any day on or prior to the earlier of (a) December 31, 2015 or (b) the Trigger Date, after which earlier date the restriction will revert back to 90 days. The Company cured the default in accordance with the Credit Agreement on August 26, 2015.

On September 8, 2015, the Company became aware of an additional default under the Credit Agreement because the Company had approximately $1.4 million in accounts payable outstanding (other than such permissible amounts) in excess of 180 days from the invoice date. Under the Credit Agreement, the Company had 30 days to cure this default. As of October 8, 2015, the Company continued to have accounts payable outstanding (other than such permissible amounts) in excess of 180 days from the invoice date, resulting in an event of default. Due to the event of default, the lenders under the Credit Agreement may declare the outstanding loan amounts immediately due and payable. As such, the Company's outstanding balance under the Credit Agreement is reflected as a current liability in the accompanying consolidated balance sheet as of September 30, 2015. However, defaults and events of default under the Company's credit facilities are currently subject to certain forbearance agreements.

Our unsecured Senior Notes and certain remaining derivatives contracts also contain cross-default or cross-acceleration provisions that may result in the Senior Notes and the remaining derivatives contracts becoming callable if any material obligation is called by a lender due to an event of the default. Specifically, a cross-default under the indenture governing the Senior Notes will occur if the lenders under the Company's Credit Agreement or Second Lien Term Loan Agreement choose to accelerate the indebtedness under such agreement as a result of the event of default. The Company has not received any notice of acceleration with respect to any of the obligations described above.

The event of default described above under the Credit Agreement resulted in an event of default under the Second Lien Term Loan Agreement and the Note Payable (as defined below). Furthermore, the event of default regarding accounts payable under the Second Lien Term Loan Agreement, as described below, resulted in a cross-default under the Credit Agreement. For additional information regarding cross-defaults, potential cross-defaults, and forbearances, please see the remaining discussion below regarding each debt instrument.

The event of default under the Credit Agreement also resulted in a cross-default under the Company's derivatives contracts with Bank of Montreal, and may result in a cross-default under the Company's derivatives contracts with Citibank, N.A. As of September 30, 2015, the Company had outstanding commodities derivatives contracts representing $1.1 million of current assets and $0.6 million of current liabilities.

Under the Company's derivative contracts with Bank of Montreal, an event of default under the Credit Agreement which results in the obligations under the Credit Facility becoming, or becoming capable at such time of being declared, due and payable before such obligations would otherwise have been due or payable creates a cross-default. As such, a cross-default arose under the Company's derivative contracts with Bank of Montreal on October 8, 2015 when the obligations under the Credit Agreement became callable. However, the Company did not receive any notice of cross-default from Bank of Montreal with respect to such derivatives contracts. In addition, on November 2, 2015, the Company chose to terminate all of its open commodity derivative positions with Bank of Montreal and received approximately $0.9 million in cash proceeds. See "Note 8 - Investments and Derivatives - Commodity and Financial Derivative Instruments".

Under the Company's derivatives contracts with Citibank, N.A., an event of default under the Credit Agreement which results in the obligations under the Credit Agreement becoming due and payable before such obligations would otherwise have been due and payable creates a cross-default. Therefore, if the obligations under the Credit Agreement are accelerated, a cross-default under the Company's derivatives contracts with Citibank, N.A. would be created. Under each Citibank, N.A. derivatives contract, upon a cross-default the non-defaulting party may then designate an early termination date for all outstanding transactions. Citibank, N.A. has not designated early termination dates for any of the Company's outstanding commodities derivatives as of the date of this report. See "Note 8 - Investments and Derivatives".

As of September 30, 2015, the borrowing base under the Credit Agreement was $50.0 million and outstanding borrowings were $5.0 million. The Company also posted letters of credit for $39.0 million using availability under the Credit Agreement. As of September 30, 2015, the borrowing capacity under the Credit Agreement was $6.0 million.

As described above, on November 3, 2015, the Company entered into the Sixth Amendment, which (i) assigned amounts outstanding of approximately $5.0 million under the Credit Agreement, with such refinancing being in the form of a single tranche of term loans to the New First Lien Lenders, (ii) cash collateralized certain outstanding letters of credit issued under the Credit Agreement in an aggregate amount of approximately $39.0 million and (iii) provided the Company with an additional new term loan in the aggregate principal amount of approximately $16.0 million, which was funded in full by the New First Lien Lenders on the closing date of the Sixth Amendment.

Second Lien Term Loan

On October 22, 2014, the Company entered into the Second Lien Term Loan Agreement by and among the Company, as borrower, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders party thereto and the agents party thereto.

The Second Lien Term Loan Agreement requires the Company to satisfy certain financial covenants, including maintaining:

i.
a ratio of the present value of proved reserves using five year strip pricing to secured debt of not less than 1.5 to 1.0 and a ratio of the present value of proved developed and producing reserves using five year strip pricing to secured debt of not less than 1.0 to 1.0, each as of the last day of any fiscal quarter commencing with the fiscal quarter ending December 31, 2014; and

ii.
commencing with the fiscal quarter ending March 31, 2016, a leverage ratio (secured net debt to EBITDAX (as defined in the Second Lien Term Loan Agreement) with a limitation on netting of up to $100.0 million of unencumbered cash) of not more than 2.5 to 1.0 as of the last day of any fiscal quarter for the trailing four-quarter period then ended.

In accordance with the terms of the Second Lien Term Loan Agreement, the Company may not have accounts payable outstanding in excess of 90 days from the invoice date, in excess of permissible amounts provided for in the Second Lien Term Loan Agreement.

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

On November 3, 2015, the Company entered into the Second Amendment. The Second Amendment provides for a forbearance by the lenders under the Second Lien Term Loan Agreement that entered into the Refinancing Facility with respect to exercising remedies regarding any default or event of default that results from the failure of the Company to make any interest payment under the Second Lien Term Loan Agreement, the failure to meet certain financial covenants thereunder, and certain other matters (including the default that arose on account of  trade payables being outstanding for more than 180 days). The Second Amendment also amends certain other terms of the Second Lien Term Loan Agreement as necessary to permit the Refinancing Facility and to make certain covenants in the Second Lien Term Loan Agreement consistent with the revised covenants in the Refinancing Facility. The covenants under the Second Lien Term Loan Agreement otherwise remain substantially the same, subject to customary adjustments for such financings described herein.

Under the Second Amendment, the lenders under the Second Lien Term Loan Agreement that entered into the Refinancing Facility agreed to forbear from exercising remedies under the Second Lien Term Loan Agreement with respect to any failure by the Company to make the October 30, 2015 interest payment under the Second Lien Term Loan Agreement and certain other defaults and events of default (including the default that arose on account of  trade payables being outstanding for more than 180 days) until the earlier of (a) December 30, 2015, (b) the occurrence of an event of default under the Refinancing Facility, which such event of default is not cured or waived in accordance with the terms of the Refinancing Facility within 10 business days, (c) the occurrence of any event of default under the Second Lien Term Loan Agreement, and (d) the filing of a Chapter 11 case (or cases) by the Company or any of its subsidiaries.

Defaults under the Second Lien Term Loan Agreement

On July 27, 2015, the Company became aware of a default under the Second Lien Term Loan Agreement relating to accounts payable. In accordance with the terms of the Second Lien Term Loan Agreement the Company may not have accounts payable outstanding (subject to certain permissible amounts) in excess of 180 days from the invoice date. The Company cured the default in accordance with the Second Lien Term Loan Agreement on August 26, 2015.

On September 8, 2015, the Company became aware of an additional default under the Second Lien Term Loan Agreement because the Company had approximately $1.4 million in accounts payable outstanding (other than such permissible amounts) in excess of 180 days from the invoice date. Under the Second Lien Term Loan Agreement, the Company had 30 days to cure this default. As of October 8, 2015, the Company continued to have accounts payable outstanding (other than such permissible amounts) in excess of 180 days from the invoice date, resulting in an event of default. Due to the event of default, the lenders under the Second Lien Term Loan Agreement may declare the outstanding loan amounts immediately due and payable. As such, the Company's outstanding balance under the Second Lien Term Loan Agreement is reflected as a current liability in the accompanying consolidated balance sheet as of September 30, 2015. However, defaults and events of default under the Company's credit facilities are currently subject to certain forbearance agreements.

As described above, under the Second Amendment, the lenders under the Second Lien Term Loan Agreement that entered into the Refinancing Facility agreed to forbear from exercising remedies under the Second Lien Term Loan Agreement with respect to any failure by the Company to make the October 30, 2015 interest payment under the Second Lien Term Loan Agreement and certain other defaults (including the default that arose on account of  trade payables being outstanding for more than 180 days)and events of default until the earlier of (a) December 30, 2015, (b) the occurrence of an event of default under the Refinancing Facility, which such event of default is not cured or waived in accordance with the terms of the Refinancing Facility within 10 business days, (c) the occurrence of any event of default under the Second Lien Term Loan Agreement, and (d) the filing of a Chapter 11 case (or cases) by the Company or any of its subsidiaries.

Senior Notes

On May 16, 2012, the Company issued $450 million in aggregate principal amount of its Senior Notes. The Senior Notes were issued pursuant to an indenture entered into on May 16, 2012 as supplemented, among the Company, the subsidiary guarantors party thereto, Wilmington Trust, National Association, as the trustee, and Citibank, N.A., as the paying agent, registrar and authenticating agent (the "Indenture"). On December 18, 2012, the Company issued an additional $150 million in aggregate principal amount of Senior Notes pursuant to a supplement to the Indenture. The Senior Notes issued in May 2012 and the Senior Notes issued in December 2012 have identical terms and are treated as a single class of securities under the Indenture. Interest on the Senior Notes is payable semi-annually in arrears on May 15 and November 15.

The event of default under the Credit Agreement and Second Lien Term Loan Agreement may result in a cross-default under the Company's Senior Notes if the obligations under the Credit Agreement or the Second Lien Term Loan Agreement are accelerated. However, if, prior to any acceleration of the Senior Notes, the acceleration of the indebtedness under the Credit Agreement or Second Lien Term Loan Agreement is rescinded, or the obligations are repaid during the 10 business day period commencing upon the end of any applicable grace period for the occurrence of such acceleration, any event of default caused by such acceleration shall automatically be rescinded, so long as the rescission does not conflict with any judgment, decree or applicable law. If an event of default under the Indenture occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately.

The Company has an interest payment due on November 15, 2015 on its Senior Notes. Interest on the Senior Notes accrues at an annual rate of 9.75% and is payable semi-annually on May 15 and November 15. The total interest payment due on November 15, 2015 is expected to be approximately $29.3 million, of which $22.1 million was accrued as of September 30, 2015. The failure by the Company to make an interest payment on the Senior Notes within 30 days following the due date would constitute an event of default under the Senior Notes, and the Senior Notes could be declared immediately due and payable. The Company does not expect to make the interest payment by December 15, 2015; however, payments under the Senior Notes are the subject of forbearance agreements described below and in “- Second Lien Term Loan”. Therefore, the Company's outstanding Senior Notes of $597.5 million, net of unamortized discount, are reflected as current liabilities in the accompanying consolidated balance sheet as of September 30, 2015.

On November 3, 2015, the Company and the New Senior Notes Lenders entered into a Forbearance Agreement whereby the New Senior Notes Lenders agreed to forbear during the Forbearance Period (as defined below) from exercising any remedies as a result of any default, Default or Event of Default under (as such terms are defined in) the Indenture that is present as a result of (i) the failure of the Company to make any interest payment otherwise due under the Senior Notes, (ii) a breach of the debt incurrence covenant under the Indenture, or (iii) the failure of the Company to make any interest payment otherwise due pursuant to the Second Lien Term Loan Agreement (collectively, the "Anticipated Defaults"). Under the Forbearance Agreement, the New Senior Notes Lenders agreed to forbear from exercising remedies under the Indenture until the earlier of: (a) 11:59 p.m. New York City time on December 30, 2015, (b) an event of default under the Indenture that is not otherwise waived, other than Anticipated Defaults, (c) the occurrence of an event of default under the Refinancing Facility (subject to a grace period of 10 business days and the benefits of any waivers thereof), and (d) the filing of a Chapter 11 case (or cases) by the Company or any of its subsidiaries (the "Forbearance Period"). Additionally, the New Senior Notes Lenders consented to an amendment to the Indenture, pursuant to a supplemental indenture, which such amendment amends the incurrence of indebtedness covenant in the Indenture to permit the incurrence of the $70.0 million aggregate principal amount of borrowings under the Refinancing Facility.

Note Payable

The Company is a guarantor of a note payable (the "Note Payable") of its wholly owned subsidiary, Alpha Hunter Drilling, LLC, to CIT Finance LLC, which is collateralized by field equipment. Under the related master loan and security agreement, an event of default includes a default or event of default by any guarantor of the loan under any financial obligation to any person or entity other than CIT Finance, LLC, resulting in a claim by such person or entity in an amount greater than $1.0 million, which default or event of default entitles such person or entity to accelerate, or otherwise exercise its remedies under, such financial obligation. As such, a cross-default arose under Alpha Hunter Drilling, LLC's master loan and security agreement on October 8, 2015 when the obligations under the Credit Agreement and Second Lien Term Loan Agreement became callable.

Upon the occurrence of an event of default, CIT Finance, LLC may determine all outstanding loans to be accelerated and immediately payable in full and in cash. At the option of CIT Finance, LLC, the unpaid principal amount of the loan shall bear interest at the rate of 18% per annum until indefeasibly paid in full, in cash. CIT Finance, LLC has the right to enter into any premises or upon any land under the control of Alpha Hunter Drilling, LLC or its agent where the collateral may be located, and disassemble, render unusable, or repossess all or any of the collateral, and may sell, lease, license or otherwise dispose of the collateral, subject to requirements of applicable law regarding the exercise of remedies in a commercially reasonable manner.

As of September 30, 2015, the outstanding balance of this loan was approximately $3.1 million and is reflected as a current liability in the accompanying consolidated balance sheet as of that date. CIT Finance, LLC has not accelerated the loan or repossessed or disposed of the collateral as of the date of this report.

Interest Expense

The following table sets forth interest expense for the three and nine month periods ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Interest expense incurred on debt, net of amounts capitalized	$23,136	$16,937	$69,056	$50,021
Amortization and write-off of deferred financing costs	1,895	999	3,542	5,806
Total interest expense	$25,031	$17,936	$72,598	$55,827

For the three and nine month periods ended September 30, 2015, amortization and write off of deferred financing costs includes the write off of $1.1 million in unamortized deferred financing costs related to the Fifth Amendment. For the nine month period ended September 30, 2014, amortization and write-off of deferred financing costs includes the write-off of $1.7 million in unamortized deferred financing costs related to the amendment of the Credit Facility. There is no write-off of unamortized deferred financing costs included in amortization and write-off of deferred financing costs for the three month period ended September 30, 2014.

NOTE 10 - SHARE-BASED COMPENSATION

Employees, officers, directors, and other persons who contribute to the success of Magnum Hunter are eligible for grants of unrestricted common stock, restricted common stock, common stock options, and stock appreciation rights under the Company's Amended and Restated Stock Incentive Plan.  At September 30, 2015, 27,500,000 shares of the Company's common stock are authorized to be issued under the plan, and 12,753,463 shares had been issued under the plan as of September 30, 2015, of which 4,156.772 shares were unvested at September 30, 2015. Additionally, 10,093,000 options to purchase shares and stock appreciation rights were outstanding as of September 30, 2015, of which 7,953,000 were unvested at September 30, 2015.

The Company recognized share-based compensation expense of $1.4 million and $6.5 million for the three and nine months ended September 30, 2015, respectively, and $2.3 million and $5.7 million for the three and nine months ended September 30, 2014, respectively.

A summary of common stock option activity for the nine months ended September 30, 2015 and 2014 is presented below:

	Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands of shares)		Weighted Average Exercise Price per Share
Outstanding at beginning of period	13,195	16,891	$5.92	$5.69
Granted	—	—	$—	$—
Exercised	(100)	(2,355)	$0.51	$4.09
Forfeited	(3,002)	(1,241)	$6.30	$6.28
Outstanding at end of period	10,093	13,295	$5.86	$5.91
Exercisable at end of period	7,953	9,179	$5.95	$6.22

A summary of the Company's non-vested common stock options and stock appreciation rights for the nine months ended September 30, 2015 and 2014 is presented below:

	Nine Months Ended September 30,
	2015	2014
	(in thousands of shares)
Non-vested at beginning of period	4,055	6,908
Granted	—	—
Vested	(1,637)	(1,916)
Forfeited	(278)	(876)
Non-vested at end of period	2,140	4,116

Total unrecognized compensation cost related to the non-vested common stock options and stock appreciation rights was $0.6 million and $4.7 million as of September 30, 2015 and 2014, respectively.  The unrecognized compensation cost at September 30, 2015 is expected to be recognized over a weighted-average period of 0.39 years. At September 30, 2015, the weighted average remaining contract life of outstanding options was 4.26 years.

On March 30, 2015, the Company granted 535,274 shares of common stock for 2014 bonuses to executives and officers of the Company. The shares had a fair value at the time of grant of $1.4 million based on the Company's stock price on the grant date. On June 18, 2015, the Company granted 600,000 restricted shares of common stock to non-employee members of the board of directors of the Company which vest two years from the date of grant, or if earlier, (i) upon the death or disability of the director or (ii) upon a change in control of the Company that occurs at least six months following the date of grant. The shares had a fair value of $0.7 million based on the Company's stock price on the grant date and an estimated forfeiture rate of 5.6%. On September 1, 2015, the Company granted 2,000,000 restricted shares of common stock outside of the Company's Amended and Restated Stock Incentive Plan to a newly hired officer. These restricted shares will vest in equal amounts on March 31, 2016, September 1, 2017, and September 1, 2018. The shares had a fair value of $1.5 million based on the Company's stock price on the grant date and an estimated forfeiture rate of 5.6%. During the nine months ended September 30, 2015, the Company also granted an additional 205,000 restricted shares of common stock to certain newly hired officers. These 205,000 shares will vest over a 3-year period and had a fair value of $0.3 million based on the Company's stock price on the grant date and an estimated forfeiture rate of 5.6%.

Total unrecognized compensation cost related to non-vested restricted shares amounted to $6.4 million and $7.1 million as of September 30, 2015 and 2014, respectively.  The unrecognized cost at September 30, 2015 is expected to be recognized over a weighted-average period of 2.17 years.

NOTE 11 - SHAREHOLDERS' EQUITY

Common Stock

During the nine months ended September 30, 2015, the Company issued 1,255,225 shares of the Company's common stock in connection with share-based compensation which had fully vested to senior management and directors of the Company.

On March 13, 2015, the Company filed a universal shelf Form S-3 Registration Statement to register the sale by the Company of a maximum aggregate amount of up to $500 million of debt and equity securities. The Company filed amendments to this Form S-3 Registration Statement on April 15, 2015 and April 20, 2015 and the Form S-3 Registration Statement became effective on April 22, 2015. On April 23, 2015, the Company entered into an "At the Market" Sales Agreement with a sales agent to conduct ATM offerings of its equity securities. As of September 30, 2015, the Company had sold an aggregate of 56,202,517 shares of its common stock for aggregate proceeds of $58.2 million, net of $1.3 million in sales commissions and other fees, through this ATM offering under the Form S-3 Registration Statement.

On August 6, 2015, the Company issued 2,290,565 shares of the Company's common stock as "safe harbor" and discretionary matching contributions to the Magnum Hunter Resources Corporation 401(k) Employee Stock Ownership Plan.

As a result of the suspension of monthly cash dividends on its preferred stock issuances, the Company became ineligible to issue securities, including issuances of common stock in ATM offerings, under its universal shelf Registration Statement on Form S-3, which was declared effective on April 22, 2015. See "Note 2 - Going Concern and Liquidity; Forbearance Agreements" and “-Preferred Dividends Incurred” for additional information regarding the Company’s suspension of monthly cash dividends.

Preferred Dividends Incurred

A summary of the Company's preferred dividends for the three and nine months ended September 30, 2015 and 2014 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Dividend on Series C Preferred Stock	$2,562	$2,562	$7,686	$7,686
Dividend on Series D Preferred Stock	4,424	4,424	13,273	13,273
Dividend on Series E Preferred Stock	1,862	1,862	5,584	5,557
Total dividends on Preferred Stock	$8,848	$8,848	$26,543	$26,516

Dividend on Eureka Hunter Holdings Series A Preferred Units	$—	$4,338	$—	$12,619
Accretion of the carrying value of the Eureka Hunter Holdings Series A Preferred Units	—	2,306	—	6,583
Total dividends on Preferred Stock of discontinued operations	$—	$6,644	$—	$19,202

On October 9, 2015, the Company announced that it had suspended monthly cash dividends on all of its outstanding series of preferred stock. The suspension commenced with the monthly cash dividend that would otherwise have been declared and paid for the month ending October 31, 2015 and will continue indefinitely. The outstanding shares of Series E Preferred Stock are represented by depositary shares (the "Depositary Shares"), each representing a 1/1,000th interest of a share of Series E Preferred Stock. Under the terms of the Company's Series C, Series D and Series E Preferred Stock, any unpaid dividends, including the unpaid dividends for the month ending October 31, 2015 and any future unpaid dividends, will continue to accumulate. Additionally, if the Company does not pay dividends on its Series C, Series D and Series E Preferred Stock for any month within a quarter for a total of four quarterly periods (whether consecutive or non-consecutive), (i) the holders of each series of preferred stock will have the right to elect two additional directors to serve on the Company's Board of Directors (the "Board") until all accumulated and unpaid dividends have been paid in full, (ii) the annual dividend rates on the Series C, Series D and Series E Preferred Stock will be increased to 12.5%, 10.0% and 10.0%, respectively (the "Penalty Rates"), until all accumulated and unpaid dividends have been paid in full and the Company has paid cash dividends at the respective Penalty Rates in full for an additional two consecutive quarters, and (iii) if not paid in cash, dividends must be paid in shares of common stock or (if the common stock is not publicly traded) in shares of the series of preferred stock (until the dividend default has been cured). The Company has previously suspended dividends on its Series C, Series D and Series E Preferred Stock affecting two quarterly periods during 2013.

Net Loss per Share Data

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

The following table summarizes the types of potentially dilutive securities outstanding as of September 30, 2015 and 2014:

	September 30,
	2015	2014
	(in thousands of shares)
Series E Preferred Stock	10,946	10,946
Warrants	19,173	19,214
Unvested restricted shares	4,157	1,445
Common stock options and stock appreciation rights	10,093	13,295
Total	44,369	44,900

NOTE 12 - REDEEMABLE PREFERRED STOCK

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

NOTE 13 - TAXES

The Company did not recognize an income tax benefit or expense from continuing operations for the three and nine months ended September 30, 2015 and 2014 as a result of its large net operating losses and corresponding valuation allowance.

The Company recognizes deferred income taxes for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis and net operating loss and credit carry forwards. The Company maintains a full valuation allowance on deferred tax assets where the realization of those deferred tax assets is not more likely than not. The valuation allowance will continue to be recognized until the realization of future deferred tax benefits is more likely than not to be utilized. The Company files income tax returns in the United States, various states and Canada. As of September 30, 2015, no adjustments have been proposed by any tax jurisdiction that would have a significant impact on the Company's liquidity, future results of operations or financial position.

NOTE 14 - RELATED PARTY TRANSACTIONS

The following table sets forth the related party balances as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
GreenHunter (1)
Accounts payable - net	$(783)	$(224)
Derivative assets (2)	$3	$75
Investments (2)	$436	$1,311
Notes receivable (2)	$816	$1,224
Prepaid expenses	$5	$1,000
Eureka Hunter Holdings (3)
Accounts receivable (payable) - net	$(10,405)	$122
Assets of discontinued operations	$343,307	$347,191
Pilatus Hunter (4)
Accounts receivable - net	$12	$12
Classic Petroleum, Inc. (5)
Accounts payable	$(51)	$—
Kirk Trosclair Enterprises, LLC (6)
Accounts payable	$(7)	$—

The Company holds investments in a related party consisting of 1,846,722 shares of common stock of GreenHunter with no carrying value as of September 30, 2015 and 88,000 shares of Series C preferred stock of GreenHunter with a carrying value of $0.4 million as of September 30, 2015.

The following table sets forth the related party transaction activities for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
GreenHunter
Production costs (1)	$840	$894	$3,039	$1,969
Midstream natural gas gathering, processing, and marketing	$—	$132	$—	$532
Oilfield services (1)	$151	$—	$256	$—
General and administrative (1)	$7	$—	$19	$36
Interest income (2)	$23	$38	$94	$121
Miscellaneous income (expense) (2)	$(1,709)	$55	$(1,599)	$165
Loss from equity method investment (2)	$176	$79	$494	$436
Capitalized costs incurred (1)	$5	$—	$470	$—
Pilatus Hunter, LLC (4)
General and administrative	$81	$49	$117	$207
Eureka Hunter Holdings (3)
Production costs	$144	$—	$740	$—
Transportation, processing, and other related costs	$7,503	$—	$18,218	$—
Oilfield services	$11	$—	$27	$—
Capitalized costs incurred	$—	$715	$121	$2,526
Classic Petroleum (5)
Capitalized costs incurred	$21	$447	$206	$971
Kirk Trosclair Enterprises, LLC (6)
General and administrative	$52	$—	$141	$—

_________________________________

(1)
GreenHunter is an entity of which Gary C. Evans, the Company's Chairman and CEO, is the Chairman and a major shareholder. Triad Hunter and Viking International Resources Co., Inc., wholly owned subsidiaries of the Company, receive services related to brine water and rental equipment from GreenHunter and certain affiliated companies. The Company believes that such services were and are provided at competitive market rates and were and are comparable to, or more attractive than, rates that could be obtained from unaffiliated third party suppliers of such services.

(2)
On February 17, 2012, the Company sold its wholly owned subsidiary, Hunter Disposal, to GreenHunter Water, LLC ("GreenHunter Water"), a wholly owned subsidiary of GreenHunter.  The Company recognized an embedded derivative asset resulting from the conversion option under the convertible promissory note it received as partial consideration for the sale.  See "Note 7 - Fair Value of Financial Instruments" for additional information. The Company has recorded interest income as a result of the note receivable from GreenHunter. Also as a result of this transaction, the Company has an equity method investment in GreenHunter that is included in derivatives and investment in affiliates - equity method and an available for sale investment in GreenHunter included in investments.  Miscellaneous income (expense) includes other than temporary impairment loss on the GreenHunter available for sale security of $1.8 million for the three and nine months ended September 2015. See "Note 8 - Investments and Derivatives" for additional information.

(3)
Following a series of transactions up to and including, December 18, 2014, the Company no longer held a controlling financial interest in Eureka Hunter Holdings. The Company deconsolidated Eureka Hunter Holdings and accounts for its retained interest as of December 31, 2014 under the equity method of accounting. As discussed in "Note 3 - Acquisitions, Divestitures, and Discontinued Operations", in June 2015 the Company adopted a plan to dispose of its equity method investment in Eureka Hunter Holdings, and has classified the related operations as discontinued operations and the investment as assets of discontinued operations for all periods presented.

(4)
The Company rented an airplane for business use for certain members of Company management at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses are recorded in general and administrative expense.

(5)
Classic Petroleum, Inc. is an entity owned by the brother of James W. Denny, III, the Company's former Executive Vice President and President of the Company's Appalachian Division. Triad Hunter received land brokerage services from Classic Petroleum, Inc., including courthouse abstracting, contract negotiations, GIS mapping and leasing services.

(6)
On July 18, 2014, the Company entered into a consulting agreement with Kirk J. Trosclair, a former executive of Alpha Hunter Drilling, LLC, a wholly owned subsidiary of the Company. Mr. Trosclair ceased employment with the Company on July 18, 2014 and is currently the Chief Operating Officer of GreenHunter. The agreement has a term of 12 months and provides that Mr. Trosclair will receive monthly compensation of $10,000, and Mr. Trosclair is eligible to continue vesting in previously granted stock options and unvested restricted stock awards, subject to continued service under the consulting agreement. In connection with this agreement, for the nine months ended September 30, 2015, the Company paid Mr. Trosclair $141,000, which includes reimbursement of expenses incurred on behalf of the Company, and recognized $161,888 in stock compensation expense.

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

As of September 30, 2015, the Company had a note receivable from GreenHunter with an outstanding principal balance of approximately $0.8 million.  Under the terms of the promissory note, GreenHunter is required to make quarterly payments to the Company  comprised of principal of $137,500 and accrued interest through the maturity of the note in February 2017. Under the terms of the note, failure to pay timely is considered an event of default. As of March 31, 2015, GreenHunter was past due on principal and interest payments in aggregate of $168,437, which were due on February 17, 2015. On May 4, 2015, GreenHunter made this past due principal and interest payment of $168,437.

As of September 30, 2015, Mr. Evans, the Company's Chairman and Chief Executive Officer, held 27,641 Series A-1 Common Units of Eureka Hunter Holdings.

Triad Hunter and Eureka Hunter Pipeline are parties to an Amended and Restated Gas Gathering Services Agreement (the "Gas Gathering Services Agreement"), which was executed on March 21, 2012, and amended on October 3, 2014 in contemplation of the LLC Agreement. Under the terms of the Gas Gathering Services Agreement, Triad Hunter reserved throughput capacity in the gas gathering pipeline system of Eureka Hunter Pipeline for which Triad Hunter has committed to minimum reservation fees of approximately $0.75 per MMBtu. As of October 31, 2015, Triad Hunter owed Eureka Hunter Pipeline approximately $10.7 million in past due gathering fees under the Gas Gathering Services Agreement. On November 5, 2015, the Company received a demand notice from MSI, on behalf of Eureka Hunter Pipeline, demanding, in connection with past due amounts, adequate assurance of performance of security in the amount of approximately $20.8 million on or before November 10, 2015. Additionally, Eureka Hunter Pipeline can also demand adequate assurance of performance for any payments if it determines that Triad Hunter’s credit is unsatisfactory. MSI advised the Company that its failure to provide such adequate assurance of performance by the specified deadline will result in a suspension of services under the Gas Gathering Services Agreement until such time as the Company provides such adequate assurance of performance. MSI further advised the Company that if the Company has not provided the adequate assurance of performance and/or paid in full all amounts past due by November 20, 2015, then Eureka Hunter Pipeline will terminate the Gas Gathering Services Agreement. The Company does not expect that it will be able to provide such adequate assurance of performance by the specified deadline. The Company has initiated discussions with MSI regarding a forbearance by Eureka Hunter Pipeline and MSI of their rights and remedies with respect to past due amounts under the Gas Gathering Services Agreement, including the provision of adequate assurance of performance. The Company can provide no assurance regarding whether a forbearance will be obtained. If such forbearance is not obtained, and Eureka Hunter Pipeline suspends performance under or terminates the Gas Gathering Services Agreement, such suspension in service or termination would force a temporary shut-in of certain of our wells (until the suspension is lifted or new gas gathering services are arranged) and could materially impact our business, financial condition and results of operations. We cannot predict at this time whether we would be able to secure any alternate gas gathering services or the timing thereof, especially in view of the limited amount of gas gathering service capacity in these areas of operation. Even if such services became available to us, such services may not be on terms we find suitable or attractive. See "Item 1A. Risk Factors - We are and may continue to become subject to claims by vendor creditors.”

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Agreement to Purchase Utica Shale Acreage

On August 12, 2013, Triad Hunter entered into an asset purchase agreement with MNW, referred to herein as the "MNW Purchase Agreement". Pursuant to the MNW Purchase Agreement, Triad Hunter has agreed to acquire from MNW up to 32,000 net mineral acres, including currently leased and subleased acreage, located in such counties, over a period of time, in staggered closings, subject to certain conditions. On January 14, 2015, Triad Hunter closed on the acquisition of 2,665 net leasehold acres for $12.0 million from MNW. To date, under the asset purchase agreement, Triad Hunter has now acquired a total of approximately 25,044 net leasehold acres from MNW, or approximately 78.3% of the approximately 32,000 total net leasehold acres anticipated under the asset purchase agreement.

The Company believes that MNW will not be able to provide Triad Hunter with satisfactory title to any of the remaining net leasehold acres subject to purchase under the MNW Purchase Agreement, and therefore the Company anticipates that none of the remaining net leasehold acres will be acquired by Triad Hunter.

Drilling Rig Purchase

During June 2014, the Company, through its wholly owned subsidiary, Alpha Hunter Drilling, LLC, executed an agreement to purchase a new drilling rig for a total purchase price of approximately $6.5 million, including a $1.3 million deposit due on July 1, 2014 with the remainder due upon delivery, which was expected to be on or about January 15, 2015. In February 2015, the Company was notified that the rig was complete and available for delivery. However, the Company has not taken delivery of the rig and has initiated negotiations to apply the deposit towards a trade on a different drilling rig or associated equipment.

Legal Proceedings

Securities Cases

On April 23, 2013, Anthony Rosian, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against the Company and certain of its officers, two of whom, at that time, also served as directors, and one of whom continues to serve as a director. On April 24, 2013, Horace Carvalho, individually and on behalf of all other persons similarly situated, filed a similar class action complaint in the United States District Court, Southern District of Texas, against the Company and certain of its officers. Several substantially similar putative class actions were filed in the Southern District of New York and in the Southern District of Texas. All such cases are collectively referred to as the Securities Cases. The cases filed in the Southern District of Texas have since been dismissed. The cases filed in the Southern District of New York were consolidated and have since been dismissed. The plaintiffs in the Securities Cases had filed a consolidated amended complaint alleging that the Company made certain false or misleading statements in its filings with the SEC, including statements related to the Company's internal and financial controls, the calculation of non-cash share-based compensation expense, the late filing of the Company's 2012 Form 10-K, the dismissal of Magnum Hunter's previous independent registered accounting firm, the Company's characterization of the auditors' position with respect to the dismissal, and other matters identified in the Company's April 16, 2013 Form 8-K, as amended. The consolidated amended complaint asserted claims under Sections 10(b) and 20 of the Exchange Act based on alleged false statements made regarding these issues throughout the alleged class period, as well as claims under Sections 11, 12, and 15 of the Securities Act based on alleged false statements and omissions regarding the Company's internal controls made in connection with a public offering that Magnum Hunter completed on May 14, 2012. The consolidated amended complaint demanded that the defendants pay unspecified damages to the class action plaintiffs, including damages allegedly caused by the decline in the Company's stock price between February 22, 2013 and April 22, 2013. In January 2014, the Company and the individual defendants filed a motion to dismiss the Securities Cases. On June 23, 2014, the United States District Court for the Southern District of New York granted the Company's and the individual defendants' motion to dismiss the Securities Cases and, accordingly, the Securities Cases have now been dismissed. The plaintiffs subsequently appealed the decision dismissing the Securities Cases to the U.S. Court of Appeals for the Second Circuit. On June 23, 2015, the U.S. Court of Appeals for the Second Circuit entered a Summary Order unanimously affirming the Southern District of New York's dismissal of the Securities Cases in favor of the Company and the individual defendants. It is possible that additional investor lawsuits could be filed over these events.

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

In addition, the Company received several demand letters from stockholders seeking books and records relating to the allegations in the Securities Cases and the Derivative Cases under Section 220 of the General Corporation Law of the State of Delaware. On September 17, 2013, Anthony Scavo, who is one of the stockholders that made a demand, filed a books and records action in the Delaware Court of Chancery pursuant to Section 220 of the Delaware General Corporation Law ("Scavo Action"). The Scavo Action sought various books and records relating to the claims in the Securities Cases and the Derivative Cases, as well as costs and attorneys' fees. The Company filed an answer in the Scavo Action, which has now been dismissed. It is possible that additional similar actions may be filed and that similar stockholder demands could be made.

SEC Wells Notice

In April 2013, the Company also received a letter from the staff of the SEC's Division of Enforcement (the "Staff") stating that the Staff was conducting an inquiry regarding the Company's internal controls, change in outside auditors and public statements to investors and asking the Company to preserve documents relating to these matters. The Company is complying with this request. On December 30, 2013, the Company received a document subpoena relating to the issues identified in the April 2013 letter. In 2014, the SEC issued additional subpoenas for documents and testimony and has taken testimony from certain individuals. The Company intends to cooperate with the subpoenas. In connection with the Staff's inquiry, on March 24, 2015, the Company received a "Wells Notice" from the Staff, stating that the Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company. On that date, the Staff issued similar Wells Notices to Gary C. Evans, the Company's Chairman and Chief Executive Officer, J. Raleigh Bailes, Sr., a director of the Company and former Chairman of the Company's Audit Committee, the former chief financial officer of the Company who was in office at the time of the Company's decision to dismiss its prior independent registered public accounting firm and the former chief accounting officer of the Company who had resigned from that position with the Company in October 2012. The Wells Notice issued to the Company states that the proposed action against the Company would allege violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 and Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 13a-l, 13a-13, and 13a-15(a) thereunder. The proposed actions against the individuals would allege violations of those same provisions, as well as violations of Section 13(b)(5) of the Securities Exchange Act of 1934 and Rules 13a-14 and 13a-15(c) thereunder. The proposed actions described in the Wells Notices do not include any claims for securities fraud under Section 10(b) of the Securities Exchange Act of 1934 or Rule 10b-5 thereunder or under Section 17(a)(1) of the Securities Act of 1933. The Wells Notices state that the Staff's recommendation may involve a civil injunctive action, public administrative proceeding, and/or cease-and-desist proceeding, and may seek remedies that might include, among other things, a cease-and-desist order, injunctions, disgorgement with pre-judgment interest and civil money penalties, as well as potential administrative remedies against Mr. Bailes under Rule 102(e)(1)(iii) of the SEC's Rules of Practice. A Wells Notice is neither a formal allegation nor a finding of wrongdoing. It allows the recipient the opportunity, through a "Wells Submission", to provide the recipient's reasons of law, policy or fact as to why the proposed enforcement action should not be filed and to address the issues raised by the Staff before any decision is made by the SEC on whether to authorize the commencement of an enforcement proceeding. On April 21, 2015, the Company responded to its Wells Notice in the form of a Wells Submission, pursuant to which the Company set forth why it believes an enforcement action against it and the individuals should not be commenced. The Company has engaged and continues to engage in discussions with the Staff regarding the issues raised in the Wells Notices. The Company cannot predict with confidence or certainty the ultimate outcome of the SEC process, including whether a settlement with respect to the issues raised in the Wells Notices may be reached with the Staff. If a contested enforcement action is subsequently brought against the Company by the SEC, the Company intends to mount a vigorous defense consistent with the defenses that were successfully mounted with respect to all of the previous Securities Cases and Derivative Cases.

Twin Hickory Matter

On April 11, 2013, a flash fire occurred at Eureka Hunter Pipeline's Twin Hickory site located in Tyler County, West Virginia. The incident occurred during a pigging operation at a natural gas receiving station. Two employees of third-party contractors received fatal injuries. Another employee of a third-party contractor was also injured.

In mid-February 2014, the estate of one of the deceased third-party contractor employees sued Eureka Hunter Pipeline and certain other parties in a case styled Karen S. Phipps v. Eureka Hunter Pipeline, LLC et al., Civil Action No. 14-C-41, in the Circuit Court of Ohio County, West Virginia. In October 2014, in a case styled Exterran Energy Solutions, LP v. Eureka Hunter Pipeline, LLC and Magnum Hunter Resources Corporation, Civil Action No. 2014-63353, in the District Court of Harris County, Texas, Exterran Energy Solutions, LP, one of the co-defendants in the Phipps lawsuit, filed suit against the Company and Eureka Hunter Pipeline seeking a declaratory judgment that Eureka Hunter Pipeline is obligated to indemnify Exterran with respect to the Phipps lawsuit. In April 2014, the estate of the other deceased third-party contractor employee sued the Company, Eureka Hunter Pipeline and certain other parties in a case styled Antoinette M. Miller v. Magnum Hunter Resources Corporation et al, Civil Action No. 14-C-111, in the Circuit Court of Ohio County, West Virginia. The plaintiffs alleged that Eureka Hunter Pipeline and the other defendants engaged in certain negligent and reckless conduct which resulted in the wrongful death of the third-party contractor employees. The plaintiffs demanded judgments for an unspecified amount of compensatory, general and punitive damages. Various cross-claims were asserted. In May 2014, the injured third-party contractor employee sued Magnum Hunter and certain other parties in a case styled Jonathan Whisenhunt v. Magnum Hunter Resources Corporation et al, Civil Action No. 14-C-135, in the Circuit Court of Ohio County, West Virginia.

The claim filed by the injured third-party contractor employee, Jonathan Whisenhunt, has been resolved and dismissed. A portion of the settlement was paid by an insurer of Eureka Hunter Pipeline, and the remainder paid by the co-defendants or their insurers. The cross-claims among the defendants in the Whisenhunt litigation have been resolved. In addition, the claims filed by Antoinette M. Miller and Karen S. Phipps have been successfully mediated and have been resolved and dismissed. Insurers providing coverage to Eureka Hunter Pipeline, Magnum Hunter and other affiliated or related entities paid a portion of the settlements, with the remainder being paid by the co-defendants or their insurers. Accordingly, all lawsuits relating to this matter have been resolved.

General

We are also a defendant in several other lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on our consolidated financial condition or results of operations. In addition, we are subject to claims from vendor creditors arising from payments owed to such vendor creditors or disputes regarding such payments. In certain instances, such claims have resulted in lawsuits, threatened lawsuits, materialmen's and workmen's liens or other proceedings brought against us. See "Item 1A. Risk Factors - We are and may continue to become subject to claims by vendor creditors.”

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes cash paid (received) for interest, as well as non-cash investing and financing transactions:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash paid for interest	$49,271	$38,565
Non-cash transactions
Common stock issued for 401k matching contributions	$1,878	$1,593
Non-cash consideration received from sale of assets	$—	$9,447
Change in accrued capital expenditures	$(98,296)	$129,778
Non-cash changes in asset retirement obligation	$(556)	$2,439
Eureka Hunter Holdings Series A Preferred Unit dividends paid in kind	$—	$1,950

NOTE 17 - SEGMENT REPORTING

Upstream, Midstream, and Oilfield Services represent the operating segments of the Company.  The following tables set forth operating activities and capital expenditures by segment for the three and nine months ended, and segment assets as of September 30, 2015 and 2014, respectively.

	As of and for the Three Months Ended September 30, 2015
	Upstream	Midstream and Marketing	Oilfield Services	Corporate Unallocated (1)	Inter-segment Eliminations	Total
	(in thousands)
Total revenue	$28,252	$118	$6,368	$—	$(1,074)	$33,664
Depletion, depreciation, amortization and accretion	22,444	—	934	—	—	23,378
(Gain) loss on sale of assets, net	(2,956)	—	64	—	—	(2,892)
Other operating expenses	87,629	88	3,584	7,603	(1,074)	97,830
Other expense	(2,627)	—	(132)	(23,759)	—	(26,518)
Income (loss) from continuing operations before income tax	(81,492)	30	1,654	(31,362)	—	(111,170)
Total loss from discontinued operations, net of tax	—	—	—	(2,011)	—	(2,011)
Net income (loss)	$(81,492)	$30	$1,654	$(33,373)	$—	$(113,181)

Total assets	$1,031,975	$104	$44,477	$384,156	$(3,997)	$1,456,715

Total capital expenditures	$5,278	$—	$181	$184	$—	$5,643

	As of and for the Three Months Ended September 30, 2014
	Upstream	Midstream and Marketing	Oilfield Services	Corporate Unallocated	Inter-segment Eliminations	Total
	(in thousands)
Total revenue	$63,438	$1,133	$8,176	$—	$(2,190)	$70,557
Depletion, depreciation, amortization and accretion	31,218	—	929	—	—	32,147
Gain on sale of assets, net	(7,988)	—	—	—	—	(7,988)
Other operating expenses	87,035	937	6,569	11,711	(3,789)	102,463
Other income (expense)	1,908	—	(205)	(9,237)	—	(7,534)
Income (loss) from continuing operations before income tax	(44,919)	196	473	(20,948)	1,599	(63,599)
Total income (loss) from discontinued operations, net of tax	(259)	(57,991)	—	1	(1,599)	(59,848)
Net income (loss)	$(45,178)	$(57,795)	$473	$(20,947)	$—	$(123,447)

Total assets	$1,475,305	$443,008	$45,661	$74,614	$(5,023)	$2,033,565

Total capital expenditures	$104,265	$88,525	$3,628	$21	$—	$196,439

	As of and for the Nine Months Ended September 30, 2015
	Upstream	Midstream and Marketing	Oilfield Services	Corporate Unallocated (1)	Inter-segment Eliminations	Total
	(in thousands)
Total revenue	$112,167	$867	$19,920	$—	$(4,368)	$128,586
Depletion, depreciation, amortization and accretion	100,607	—	2,939	—	(105)	103,441
(Gain) loss on sale of assets, net	(31,340)	—	52	—	—	(31,288)
Other operating expenses	176,618	689	13,709	27,247	(4,219)	214,044
Other expense	(11,440)	—	(440)	(67,401)	—	(79,281)
Income (loss) from continuing operations before income tax	(145,158)	178	2,780	(94,648)	(44)	(236,892)
Total loss from discontinued operations, net of tax	—	—	—	(3,884)	—	(3,884)
Net income (loss)	$(145,158)	$178	$2,780	$(98,532)	$(44)	$(240,776)

Total assets	$1,031,975	$104	$44,477	$384,156	$(3,997)	$1,456,715

Total capital expenditures	$65,700	$—	$650	$2,042	$—	$68,392

	As of and for the Nine Months Ended September 30, 2014
	Upstream	Midstream and Marketing	Oilfield Services	Corporate Unallocated	Inter-segment Eliminations	Total
	(in thousands)
Total revenue	$223,788	$66,726	$23,882	$—	$(6,321)	$308,075
Depletion, depreciation, amortization and accretion	87,346	—	2,557	—	—	89,903
Gain on sale of assets, net	(4,231)	—	(369)	—	—	(4,600)
Other operating expenses	197,013	66,380	19,643	35,253	(14,752)	303,537
Other income (expense)	1,740	—	(625)	(54,979)	—	(53,864)
Income (loss) from continuing operations before income tax	(54,600)	346	1,426	(90,232)	8,431	(134,629)
Total income (loss) from discontinued operations, net of tax	3,353	(98,093)	—	(12,775)	(8,431)	(115,946)
Net income (loss)	$(51,247)	$(97,747)	$1,426	$(103,007)	$—	$(250,575)

Total assets	$1,475,305	$443,008	$45,661	$74,614	$(5,023)	$2,033,565

Total capital expenditures	$321,024	$171,152	$6,575	$127	$—	$498,878
_________________________________

(1)
Includes the Company's retained interest in Eureka Hunter Holdings which was valued at $343.3 million at September 30, 2015. As discussed in "Note 3 - Acquisitions, Divestitures, and Discontinued Operations", in June 2015 the Company adopted a plan to dispose of its equity method investment in Eureka Hunter Holdings, and has classified the related operations as discontinued operations and the investment as assets of discontinued operations for all periods presented.

NOTE 18 - CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

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

Condensed consolidating financial information for Magnum Hunter Resources Corporation, the Guarantor Subsidiaries and the other subsidiaries of the Company (the "Non Guarantor Subsidiaries") as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014, are as follows:

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Balance Sheets
(in thousands)

	As of September 30, 2015
	Magnum Hunter Resources Corporation	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
ASSETS
Current assets	$11,316	$32,016	$281	$(3,953)	$39,660
Intercompany accounts receivable	1,153,644	—	—	(1,153,644)	—
Property and equipment (using successful efforts method of accounting)	6,461	1,047,148	—	(45)	1,053,564
Investment in subsidiaries	(224,706)	91,947	—	132,759	—
Assets of discontinued operations and other	363,118	373	—	—	363,491
Total Assets	$1,309,833	$1,171,484	$281	$(1,024,883)	$1,456,715

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$967,762	$113,033	$17	$(3,953)	$1,076,859
Intercompany accounts payable	—	1,114,504	41,377	(1,155,881)	—
Long-term liabilities	2,382	37,784	—	—	40,166
Redeemable preferred stock	100,000	—	—	—	100,000
Shareholders' equity (deficit)	239,689	(93,837)	(41,113)	134,951	239,690
Total Liabilities and Shareholders' Equity	$1,309,833	$1,171,484	$281	$(1,024,883)	$1,456,715

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

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Statements of Operations
(in thousands)

	Three Months Ended September 30, 2015
	Magnum Hunter Resources Corporation	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Revenues	$2	$35,071	$143	$(1,552)	$33,664
Expenses	31,784	114,533	69	(1,552)	144,834
Income (loss) from continuing operations before equity in net income of subsidiaries	(31,782)	(79,462)	74	—	(111,170)
Equity in net income of subsidiaries	(79,388)	(366)	—	79,754	—
Income (loss) from continuing operations	(111,170)	(79,828)	74	79,754	(111,170)
Gain on dilution of interest in Eureka Hunter Holdings, net of tax	2,211	—	—	—	2,211
Loss from discontinued operations, net of tax	(4,222)	—	—	—	(4,222)
Net income (loss)	(113,181)	(79,828)	74	79,754	(113,181)
Dividends on preferred stock	(8,848)	—	—	—	(8,848)
Net income (loss) attributable to common shareholders	$(122,029)	$(79,828)	$74	$79,754	$(122,029)
	Three Months Ended September 30, 2014
	Magnum Hunter Resources Corporation	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Revenues	$10	$72,809	$430	$(2,692)	$70,557
Expenses	21,317	115,817	1,311	(4,289)	134,156
Income (loss) from continuing operations before equity in net income of subsidiaries	(21,307)	(43,008)	(881)	1,597	(63,599)
Equity in net income of wholly owned subsidiaries	(105,440)	(1,093)	—	106,533	—
Income (loss) from continuing operations	(126,747)	(44,101)	(881)	108,130	(63,599)
Loss from discontinued operations, net of tax	—	—	(57,991)	(1,599)	(59,590)
Gain (loss) on sale of discontinued operations, net of tax	(259)	—	1	—	(258)
Net income (loss)	(127,006)	(44,101)	(58,871)	106,531	(123,447)
Net income attributable to non-controlling interest	—	—	—	2,764	2,764
Net income (loss) attributable to Magnum Hunter Resources Corporation	(127,006)	(44,101)	(58,871)	109,295	(120,683)
Dividends on preferred stock	(8,848)	—	—	—	(8,848)
Dividends on preferred stock of discontinued operations	—	—	(6,644)	—	(6,644)
Net income (loss) attributable to common shareholders	$(135,854)	$(44,101)	$(65,515)	$109,295	$(136,175)

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Statements of Operations
(in thousands)

	Nine Months Ended September 30, 2015
	Magnum Hunter Resources Corporation	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Revenues	$15	$133,281	$904	$(5,614)	$128,586
Expenses	94,992	275,583	473	(5,570)	365,478
Income (loss) from continuing operations before equity in net income of subsidiaries	(94,977)	(142,302)	431	(44)	(236,892)
Equity in net income of subsidiaries	(141,915)	(2,186)	—	144,101	—
Income (loss) from continuing operations	(236,892)	(144,488)	431	144,057	(236,892)
Gain on dilution of interest in Eureka Hunter Holdings, net of tax	4,601	—	—	—	4,601
Income from discontinued operations, net of tax	(8,485)	—	—	—	(8,485)
Net income (loss)	(240,776)	(144,488)	431	144,057	(240,776)
Dividends on preferred stock	(26,543)	—	—	—	(26,543)
Net income (loss) attributable to common shareholders	$(267,319)	$(144,488)	$431	$144,057	$(267,319)
	Nine Months Ended September 30, 2014
	Magnum Hunter Resources Corporation	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Revenues	$124	$313,898	$875	$(6,822)	$308,075
Expenses	92,622	363,587	1,748	(15,253)	442,704
Income (loss) from continuing operations before equity in net income of subsidiaries	(92,498)	(49,689)	(873)	8,431	(134,629)
Equity in net income of wholly owned subsidiaries	(153,569)	(1,922)	—	155,491	—
Income (loss) from continuing operations	(246,067)	(51,611)	(873)	163,922	(134,629)
Loss from discontinued operations, net of tax	—	—	(93,532)	(8,431)	(101,963)
Gain (loss) on sale of discontinued operations, net of tax	(20,058)	—	6,075	—	(13,983)
Net income (loss)	(266,125)	(51,611)	(88,330)	155,491	(250,575)
Net income attributable to non-controlling interest	—	—	—	3,653	3,653
Net income (loss) attributable to Magnum Hunter Resources Corporation	(266,125)	(51,611)	(88,330)	159,144	(246,922)
Dividends on preferred stock	(26,516)	—	—	—	(26,516)
Dividends on preferred stock of discontinued operations	—	—	(19,202)	—	(19,202)
Net income (loss) attributable to common shareholders	$(292,641)	$(51,611)	$(107,532)	$159,144	$(292,640)

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30, 2015
	Magnum Hunter Resources Corporation	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Net income (loss)	$(113,181)	$(79,828)	$74	$79,754	$(113,181)
Foreign currency translation loss	—	(2)	—	—	(2)
Unrealized loss on available for sale securities	—	(1,304)	—	—	(1,304)
Amounts reclassified for other than temporary impairment of available for sale securities	—	2,115	—	—	2,115
Comprehensive income (loss)	(113,181)	(79,019)	74	79,754	(112,372)

	Three Months Ended September 30, 2014
	Magnum Hunter Resources Corporation	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Net income (loss)	$(127,006)	$(44,101)	$(58,871)	$106,531	$(123,447)
Unrealized loss on available for sale securities	—	(2,583)	—	—	(2,583)
Comprehensive income (loss)	(127,006)	(46,684)	(58,871)	106,531	(126,030)
Comprehensive income attributable to non-controlling interest	—	—	—	2,764	2,764
Comprehensive income (loss) attributable to Magnum Hunter Resources Corporation	$(127,006)	$(46,684)	$(58,871)	$109,295	$(123,266)

	Nine Months Ended September 30, 2015
	Magnum Hunter Resources Corporation	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Net income (loss)	$(240,776)	$(144,488)	$431	$144,057	$(240,776)
Foreign currency translation gain	—	100	—		100
Unrealized loss on available for sale securities	—	(2,403)	—	—	(2,403)
Amounts reclassified for other than temporary impairment of available for sale securities	—	11,107	—	—	11,107
Comprehensive income (loss)	(240,776)	(135,684)	431	144,057	(231,972)

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

Magnum Hunter Resources Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30, 2015
	Magnum Hunter Resources Corporation	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Cash flows from operating activities	$(88,117)	$135,077	$—	$(149)	$46,811
Cash flows from investing activities	(1,437)	(121,813)	—	149	(123,101)
Cash flows from financing activities	33,670	(4,093)	—	—	29,577

Effect of exchange rate changes on cash	—	(4)	—	—	(4)
Net increase (decrease) in cash	(55,884)	9,167	—	—	(46,717)
Cash at beginning of period	64,165	(10,985)	—	—	53,180

Cash at end of period	$8,281	$(1,818)	$—	$—	$6,463

	Nine Months Ended September 30, 2014
	Magnum Hunter Resources Corporation	100% Owned Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Magnum Hunter Resources Corporation Consolidated
Cash flows from operating activities	$(261,039)	$222,520	$52,074	$—	$13,555
Cash flows from investing activities	63,502	(211,560)	(99,246)	—	(247,304)
Cash flows from financing activities	193,885	2,232	38,542	—	234,659

Effect of exchange rate changes on cash	—	—	44	—	44
Net increase (decrease) in cash	(3,652)	13,192	(8,586)	—	954
Cash at beginning of period	47,895	(17,651)	11,469	—	41,713

Cash at end of period	$44,243	$(4,459)	$2,883	$—	$42,667

NOTE 19 - SUBSEQUENT EVENTS

Event of Default under Credit Agreement and Second Lien Term Loan

On October 8, 2015, the Company had an event of default under the Credit Agreement and the Second Lien Term Loan Agreement. The events of default resulted in cross-defaults under (a) the Company's derivative contracts with Bank of Montreal (such derivative contracts were terminated on November 2, 2015; see "Note 8 - Investments and Derivatives- Commodity and Financial Derivative Instruments"), (b) Alpha Hunter Drilling, LLC's equipment Note Payable, and (c) the Credit Agreement and Second Lien Term Loan Agreement, as applicable. The events of default may also result in cross-defaults under the Company's Senior Notes and its derivative contracts with Citibank, N.A., should there be an acceleration of debt under the Credit Agreement or Second Lien Term Loan Agreement. The Company has not received any notice of acceleration of any of the obligations described above.

In addition, on November 3, 2015, the Company entered into forbearance agreements with the New First Lien Lenders with respect to certain events of default under the Credit Agreement and the Second Lien Term Loan Agreement, as applicable. See "Note 2 - Going Concern and Liquidity; Forbearance Agreements" and "Note 9 - Debt".

Suspension of Dividends on Preferred Stock

On October 9, 2015, the Company announced that it had suspended monthly cash dividends on all of its outstanding series of preferred stock, as described in "Note 2 - Going Concern and Liquidity; Forbearance Agreements" and "Note 11 - Shareholders' Equity".

Hiring of Advisors for Restructuring

On October 9, 2015, the Company announced it has engaged a financial advisor and a special legal advisor to advise management and the Board regarding potential strategic alternatives to enhance liquidity and address the Company's current capital structure. See "Note 2 - Going Concern and Liquidity; Forbearance Agreements".

Sale of Common Stock of NSE

On October 20, 2015, the Company sold its entire investment in NSE consisting of 65,650,000 shares of common stock of NSE. See "Note 8 - Investments and Derivatives".

Termination of Certain Derivatives Contracts

On November 2, 2015, the Company terminated its open commodity derivative positions with Bank of Montreal and received approximately $0.9 million in cash proceeds. See "Note 8 - Investments and Derivatives".

Sixth Amendment to the Credit Agreement
On November 3, 2015, the Company entered into the Sixth Amendment in order to, among other things:

i.	assign amounts outstanding of approximately $5.0 million under the Credit Facility in the form of a single tranche of term loans to the New First Lien Lenders;

ii.	cash collateralize certain outstanding letters of credit issued under the Credit Facility in an aggregate amount of approximately $39.0 million; and

iii.	provide the Company with an additional new term loan in the aggregate principal amount of approximately $16.0 million, which was funded in full by the New First Lien Lenders on the Closing Date.
The Company believes that the Refinancing Facility will provide the Company with liquidity for approximately 30 to 45 days, during which time the Company and the New First Lien Lenders will continue to discuss various options and alternatives regarding the Company's balance sheet. See "Note 2 - Going Concern and Liquidity; Forbearance Agreements" and "Note 9 - Debt".

Forbearance Agreement Under the Indenture

On November 3, 2015, the Company and the New Senior Notes Lenders entered into the Forbearance Agreement whereby the New Senior Notes Lenders agreed to forbear during the Forbearance Period from exercising any remedies as a result of any default, Default or Event of Default (as such terms are defined in the Indenture), under the Indenture that is present as a result of (i) the failure of the Company to make any interest payment otherwise due under the Senior Notes, (ii) a breach of the debt incurrence covenant under the Indenture, or (iii) the failure of the Company to make any interest payment otherwise due pursuant to the Second Lien Term Loan Agreement. See "Note 9 - Debt".

Second Amendment

On November 3, 2015, the Company entered into the Second Amendment whereby the lenders under the Second Lien Term Loan Agreement agreed to forbear from exercising remedies with respect to any default or event of default that results from the failure of the Company to make any interest payment under the Second Lien Term Loan Agreement, the failure to meet certain financial covenants, and certain other matters. See "Note 9 - Debt".

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting our financial condition and results of operations for the three and nine months ended September 30, 2015. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

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

These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed. The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management's assumptions about future events may prove to be inaccurate.  We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors detailed below and discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended.  All forward-looking statements speak only as of the date of this report.  We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.  These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	global economic and financial market conditions,

•	our business strategy,

•	estimated quantities of oil and natural gas reserves,

•	uncertainty of commodity prices in oil, natural gas and natural gas liquids,

•	disruption of credit and capital markets,

•	our financial position,

•	our cash flow and liquidity,

•	replacing our oil and natural gas reserves,

•	our inability to retain and attract key personnel,

•	uncertainty regarding our future operating results,

•	uncertainties in exploring for and producing oil and natural gas,

•	high costs, shortages, delivery delays or unavailability of drilling rigs, equipment, labor or other services,

•	disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas and other processing and transportation considerations,

•	our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations,

•	competition in the oil and natural gas industry,

•	marketing of oil, natural gas and natural gas liquids,

•	exploitation of our current asset base or property acquisitions,

•	the effects of government regulation and permitting and other legal requirements,

•	plans, objectives, expectations and intentions contained in this report that are not historical,

•	acts of nature, sabotage, terrorism (including cyber-attacks) or other similar acts or accidents causing damage to our properties greater than our insurance coverage limits,

•	interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism (including cyber-attacks), war or other causes, and

•
other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, and our subsequent filings with the Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q.

Executive Overview

We are an independent oil and gas company engaged primarily in the exploration for and the acquisition, development and production of natural gas and natural gas liquids resources in the United States. We are focused in what we believe to be two of the most prolific unconventional shale resource plays in the United States, specifically, the Marcellus Shale in West Virginia and Ohio and the Utica Shale in southeastern Ohio and western West Virginia. We also own primarily non-operated oil and gas properties in the Williston Basin/Bakken Shale in Divide County, North Dakota and operated natural gas properties in Kentucky. Our wholly owned subsidiary, Alpha Hunter Drilling, LLC ("Alpha Hunter"), currently owns and operates six portable, trailer mounted drilling rigs, which are used both for our Appalachian Basin drilling operations as well as to provide drilling services to third parties.

We are also currently involved in midstream operations through our substantial investment in Eureka Hunter Holdings, LLC ("Eureka Hunter Holdings"), primarily in West Virginia and Ohio. In June 2015, we announced our decision to pursue the sale of all of our equity ownership interest in Eureka Hunter Holdings in order to improve our liquidity position. We have reclassified our equity investment in Eureka Hunter Holdings to assets of discontinued operations as of September 30, 2015 and December 31, 2014. All operations of Eureka Hunter Holdings related to periods prior to December 18, 2014 that were previously consolidated and all subsequent equity method losses through September 30, 2015, have been reclassified to discontinued operations for all periods presented.

Our principal business strategy is to:

i.	Focus on high return projects in the liquids rich Marcellus Shale and the dry gas and liquids rich Utica Shale in West Virginia and Ohio;

ii.	Utilize our expertise in unconventional resource plays to improve our rates of return;

iii.	Focus on properties with operating control;

iv.
Monetize assets at opportune times and attractive prices to the extent such assets are deemed non-core assets or if we deem the disposition thereof desirable in furtherance of our principal business strategy; and

v.	Reduce capital expenditures and operating costs in the current commodity price environment.

We believe the increased scale in our core natural gas and natural gas liquids resource plays allow for ongoing cost recovery and production efficiencies as we exploit and monetize our asset base. We are focused on the further development and exploitation of our core acreage and the monetization of selected assets.

During the first quarter of 2015, we suspended substantially all of our 2015 drilling and completion operations and we continue to monitor the commodity markets, regional supply and demand, and further evaluate the timing of additional drilling and completion activities based upon anticipated reductions in service costs and potential improvement in future commodity prices. At this time, we do not anticipate drilling any additional wells until our liquidity position has been stabilized. This curtailment of the development of our properties will eventually lead to a decline in our production and reserves. A decline in our production and reserves may further reduce our liquidity and ability to satisfy our debt obligations by negatively impacting our cash flow from operations and the value of our assets.

On October 9, 2015, we announced that we engaged a financial advisor and a special legal advisor to advise management and our Board of Directors (the "Board") regarding potential strategic alternatives to enhance liquidity and to address our capital structure. We cannot provide assurance as to whether or when we will be able to consummate any such strategic alternatives, or, if such transactions are consummated, whether they will be on the terms contemplated or will provide us with sufficient liquidity to meet our cash flow needs, or maintain compliance with the financial covenants in our debt agreements.

On November 3, 2015, we entered into the Sixth Amendment (the "Sixth Amendment") to the Credit Agreement by and among us, as borrower, the guarantors party thereto, certain holders of our Senior Notes (the “New Senior Notes Lenders”), certain holders of the loans outstanding pursuant to the Second Lien Term Loan Agreement (the “New Second Lien Lenders” and collectively with the New Senior Notes Lenders, the "New First Lien Lenders"), as lenders, Bank of Montreal, as administrative agent and Cantor Fitzgerald Securities, as loan administrator (as so amended, the "Refinancing Facility"), in order to, among other things,

i.	assign amounts outstanding of approximately $5.0 million under the Credit Facility, in the form of a single tranche of term loans to the New First Lien Lenders;

ii.	cash collateralize certain outstanding letters of credit issued under the Credit Facility in an aggregate amount of approximately $39.0 million; and

iii.
provide us with an additional new term loan in the aggregate principal amount of approximately $16.0 million, which was funded in full by the New First Lien Lenders on the closing date of the Sixth Amendment.

As a result of the Sixth Amendment, the New First Lien Lenders became the lenders under the Refinancing Facility, the Credit Facility was restructured from a senior secured revolving credit facility to a senior secured term loan facility represented by the Refinancing Facility and the aggregate amounts outstanding under the Refinancing Facility as of the closing date of the Sixth Amendment totaled approximately $60 million. In addition, the Refinancing Facility includes an uncommitted incremental credit facility for up to an additional $10 million aggregate principal amount of term loans to be provided to us, if and to the extent requested by us and agreed to by a specified percentage of the New First Lien Lenders.

The Refinancing Facility contains the same covenants as the Credit Agreement prior to execution of the Sixth Amendment, subject to customary adjustments consistent with financings of this type and duration and subject to the following additional changes:

i.
removal of all financial covenants in effect prior to the Sixth Amendment (including the current ratio, total secured net debt to EBITDAX, proved reserves coverage ratio and proved developed producing reserves coverage ratio covenants).

ii.	removal of restrictions against trade payables being outstanding for more than 180 days from the date of invoice, and

iii. inclusion of budgetary and reporting requirements consistent with financings of this type and duration, including a cumulative budget variance covenant tested every other week, in accordance with the terms of the Refinancing Facility.

We believe that the Refinancing Facility will provide us with liquidity for approximately 30 to 45 days, during which time we and the New First Lien Lenders will continue to discuss various options and alternatives regarding our balance sheet. See "Liquidity and Capital Resources - Sixth Amendment to the Credit Agreement."

On November 3, 2015, we and the New Senior Notes Lenders entered into a Forbearance Agreement (the "Forbearance Agreement") whereby the New Senior Notes Lenders agreed to forbear during a certain period from exercising any remedies as a result of any default, Default or Event of Default (as such terms are defined in the indenture governing the Senior Notes (the "Indenture")), under the Indenture that is present as a result of (i) our failure to make any interest payment otherwise due under the Senior Notes, (ii) a breach of the debt incurrence covenant under the Indenture, or (iii) our failure to make any interest payment otherwise due pursuant to the Second Lien Term Loan Agreement. Additionally, the New Senior Notes Lenders consented to an amendment to the Indenture, pursuant to a supplemental indenture, which such amendment amends the incurrence of indebtedness covenant in the Indenture to permit the incurrence of the $70 million aggregate principal amount of borrowings under the Refinancing Facility. See "Liquidity and Capital Resources - Forbearance Amendment".

On November 3, 2015, we entered into a Forbearance Agreement and Second Amendment (the "Second Amendment") to the Second Lien Credit Agreement, by and among us, as borrower, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders party thereto and the agents party thereto (the "Second Lien Term Loan Agreement"). The Second Amendment provides for a forbearance by the lenders under the Second Lien Term Loan Agreement that entered into the Refinancing Facility with respect to exercising remedies with respect to any default or event of default that results from our failure to make any interest payment under the Second Lien Term Loan Agreement, the failure to meet certain financial covenants, and certain other matters (including the default that arose on account of  trade payables being outstanding for more than 180 days). The Second Amendment also amends certain other terms of the Second Lien Term Loan Agreement as necessary to permit the Refinancing

Facility and to make certain covenants in the Second Lien Term Loan Agreement consistent with the revised covenants in the Refinancing Facility. See "Liquidity and Capital Resources - Second Amendment".

Going Concern

As of September 30, 2015, we had $6.5 million in cash and a working capital deficit of $1,037.2 million, and we continue to incur significant losses from continuing operations. Additionally, we were in default under the Credit Facility and Second Lien Term Loan, as further described in "Liquidity and Capital Resources". In addition, we have an interest payment due on November 15, 2015 on our Senior Notes of approximately $29.3 million, of which $22.1 million was accrued as of September 30, 2015, which we do not expect to be able to pay and which is the subject of forbearance agreements described below and in “Liquidity and Capital Resources - Second Amendment” and “Liquidity and Capital Resources - Senior Notes”. Although we have taken proactive measures to address these issues including entering into such forbearance agreements, these factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

Liquidity and Capital Resources

We have historically relied on cash flows from operating activities, borrowings under our credit facilities, proceeds from sales of assets, including liquidation of derivative positions, and proceeds from the sale of securities in the capital markets to fund our operations. We define liquidity as funds available under our Credit Facility plus cash and cash equivalents, excluding amounts held by our subsidiaries that are unrestricted subsidiaries under our Credit Facility. The following table summarizes our liquidity position at September 30, 2015 compared to December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Borrowing base under MHR Senior Revolving Credit Facility	$50,000	$50,000
Cash and cash equivalents	6,463	53,180
Borrowings under MHR Senior Revolving Credit Facility	(5,000)	—
Letters of credit issued	(38,961)	(39,261)
Liquidity	$12,502	$63,919

Declines in oil, natural gas and NGLs prices have negatively impacted our results of operations and operating cash flows. Further, our cash receipts from sales of production from non-operated oil and natural gas properties have been reduced as certain operators have begun netting our revenues against lease operating expenses. Due to an event of default under our credit facilities and cross-default provisions in other debt agreements and instruments, we have classified our outstanding balances under our Credit Facility, Second Lien Term Loan Agreement and certain equipment notes payable as current liabilities on our consolidated balance sheets. Subsequent to September 30, 2015, we became ineligible to issue securities under our universal shelf Form S-3 Registration Statement. We also have an interest payment due on November 15, 2015 on our Senior Notes of approximately $29.3 million which we do not expect to be able to pay and which is the subject of forbearance agreements described below and in “Second Amendment” and “Senior Notes”. Additional discussion of these factors and our plans for improving our overall liquidity position follow below.

As described above, as a result of the Sixth Amendment, among others, the Credit Facility was restructured from a senior secured revolving credit facility to a senior secured term loan facility represented by the Refinancing Facility.

Oil, Natural Gas, and NGLs Prices

During the fourth quarter of 2014 and through the date of this report, spot and future market prices for oil, natural gas, and natural gas liquids experienced significant declines as markets reacted to macroeconomic factors related to, among others, oil supplies and increased production in the United States, the rate of economic growth domestically and internationally, and the oil production outlook provided by the Organization of Petroleum Exporting Countries. In addition, the basis differential in Appalachia has widened against NYMEX natural gas prices for the same period during 2014. A continued decline in prices as a result of increased supply and volumes of natural gas in storage without sufficient takeaway capacity for this region could impact the level of natural gas that companies are willing to produce until prices improve and additional takeaway capacity becomes available.

Our realized prices for oil, gas, and NGLs continue to be adversely affected by market conditions. Our average quarterly realized price for oil for the three months ended September 30, 2015 declined $47.65 per barrel, or 52.5% from the comparable period in 2014. Average quarterly prices for natural gas and NGLs experienced larger price declines of 52.8% and 77.6%, respectively. The declines in our realized prices are the result of overall declines in commodity markets in the United States and the effects of regional pricing differentials in the Williston and Appalachian Basins. The table below shows the impact that volatility in the oil and natural gas markets has had on our realized prices over the past five quarters.

	Average Prices (U.S. Dollars)
	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Oil (per Bbl)	$43.13	$52.31	$30.16	$58.79	$90.55
Natural gas (per Mcf)	$1.62	$1.67	$2.91	$2.87	$3.43
NGLs (per Bbl)	$9.23	$16.51	$25.48	$38.05	$41.29
The decreases in market prices for commodities directly reduce our operating cash flows and indirectly impact our other sources of liquidity. Sustained declines in commodity prices may adversely affect our ability to finance planned capital expenditures and might result in substantial downward estimates of our proved reserves, which may also lead to lower borrowing capacity under our revolving credit facility or higher borrowing costs from other potential sources of debt financing. Low commodities prices may also impact our ability to negotiate asset sales at acceptable prices, and may exert downward pressure on our stock price leading to lower proceeds from the sale of securities in the capital markets.

Credit Agreement, Second Lien Term Loan Agreement, and Debt Covenant Violations

On and effective as of July 10, 2015, we amended our credit amendment and limited waiver to our Credit Agreement, which among other things (i) extended the amount of time we may have payables outstanding after the date of invoice from 90 days to 180 days for any day on or prior to the earlier of (a) December 31, 2015 or (b) the date that is ten business days following the date on which we consummate the sale of all or substantially all of its equity ownership interest in Eureka Hunter Holdings (the date of such sale, the "Trigger Date"), after which earlier date the restriction will revert back to 90 days, and (ii) provided a limited waiver to the current ratio and secured net debt to EBITDAX ratio for the September 30, 2015 compliance period under our Credit Agreement and until the earlier of (i) the fiscal quarter ending December 31, 2015 or (ii) the fiscal quarter in which the Trigger Date occurs. Additionally, the amendment and limited waiver under the Credit Agreement permanently removed our obligation to raise at least $65 million in aggregate net cash proceeds from specified liquidity transactions, which was an obligation imposed on us in an earlier amendment to our Credit Agreement.

On July 27, 2015, we became aware of a default under our Credit Agreement and our Second Lien Term Loan Agreement relating to past-due accounts payable. The default resulted from balances outstanding in our accounts payable exceeding 180 days from the invoice date which exceeded the permissible amount provided for in the related agreements. In accordance with the terms of the Credit Agreement, we may not have accounts payable outstanding in excess of 180 days from the invoice date (subject to certain permissible amounts) for any day on or prior to the earlier of (a) December 31, 2015 or (b) the date that is ten business days following the Trigger Date, after which earlier date the restriction will revert back to 90 days. In accordance with the terms of the Second Lien Term Loan Agreement, we may not have accounts payable outstanding (subject to certain permissible amounts) in excess of 180 days from the invoice date . We were able to cure the defaults in accordance with the Credit Agreement and the Second Term Loan Agreement on August 26, 2015.

However, as of September 8, 2015, we had accounts payable outstanding (other than such permissible amounts) in excess of 180 days from the invoice date which exceeded the amounts allowed for in the Credit Agreement and Second Lien Term Loan Agreement. Under the terms of our Credit Agreement and Second Lien Term Loan Agreement, this technical default would result in an event of default (as defined in the agreements) if not cured within 30 days. As of October 8, 2015, we continued to have accounts payable outstanding (other than such permissible amounts) in excess of 180 days from the invoice date, resulting in an event of default. Due to the event of default, the lenders under our Credit Agreement and Second Lien Term Loan Agreement may declare the outstanding loan amounts immediately due and payable. In addition, certain equipment notes payable and certain of our derivatives contracts became callable subsequent to September 30, 2 015 as a result of certain cross-default or cross-acceleration provisions. Accordingly, our debt balances under the Credit Agreement, Second Lien Term Loan Agreement, and certain equipment notes payable and derivatives are reflected as current liabilities in the accompanying consolidated balance sheet as of September 30, 2015. However, defaults and events of default under the Company's credit facilities are currently subject to certain forbearance agreements.

Sixth Amendment to the Credit Agreement

On and effective as of November 3, 2015, we entered into the Sixth Amendment, which amended the Credit Agreement to, among other things:

i.	assign amounts outstanding of approximately $5.0 million under the Credit Facility in the form of a single tranche of term loans to the New First Lien Lenders;

ii.	cash collateralize certain outstanding letters of credit issued under the Credit Facility in an aggregate amount of approximately $39.0 million; and

iii.
provide us with an additional new term loan in the aggregate principal amount of approximately $16.0 million, which was funded in full by the New First Lien Lenders on the closing date of the Sixth Amendment.

As a result of the Sixth Amendment, the New First Lien Lenders became the lenders under the Refinancing Facility, the Credit Facility was restructured from a senior secured revolving credit facility to a senior secured term loan facility represented by the Refinancing Facility and the aggregate amounts outstanding under the Refinancing Facility as of the closing date of the Sixth Amendment totaled approximately $60.0 million. In addition, the Refinancing Facility includes an uncommitted incremental credit facility for up to an additional $10.0 million aggregate principal amount of term loans to be provided to us, if and to the extent requested by us and agreed to by a specified percentage of the New First Lien Lenders.

The Refinancing Facility is due and payable on the earlier of: (a) December 30, 2015, (b) in the case of an event of default under the Refinancing Facility, the acceleration of the payment of the term loans under the Refinancing Facility, as determined by the requisite percentage of the New First Lien Lenders, or (c) the filing of a Chapter 11 case (or cases) by us or any of our subsidiaries. The term loans under the Refinancing Facility bear interest at our option at either the London Interbank Offered Rate, plus an applicable margin of 4.0%, or a specified prime rate of interest, plus an applicable margin of 3.0%.

The Refinancing Facility contains the same covenants as the Credit Facility prior to execution of the Sixth Amendment, subject to customary adjustments consistent with financings of this type and duration and subject to the following additional changes:

i.
removal of all financial covenants in effect prior to the Sixth Amendment (including the current ratio, total secured net debt to EBITDAX, proved reserves coverage ratio and proved developed producing reserves coverage ratio covenants).

ii.	removal of restrictions against trade payables being outstanding for more than 180 days from the date of invoice, and

iii.
inclusion of budgetary and reporting requirements consistent with financings of this type and duration, including a cumulative budget variance covenant tested every other week, in accordance with the terms of the Refinancing Facility.

The Refinancing Facility also contains restrictions on the sale of assets by the Company and its restricted subsidiaries, which restrictions, among other things, prohibit (i) the Company from selling its equity ownership interests in Eureka Hunter Holdings, LLC (the "EHH Interests") and (ii) the Company and its restricted subsidiaries from engaging in certain farm-outs of undeveloped acreage, without, in each case, first obtaining the requisite consent of the New First Lien Lenders. Additionally, the Refinancing Facility contains a standstill on any marketing by the Company of the sale of the EHH Interests, other than with bidders that contact the Company without prior solicitation and other than any bidders that have already been engaged in such marketing efforts with the Company as of the closing date of the Refinancing Facility.

Amounts outstanding under the Refinancing Facility were $60.0 million as of November 3, 2015. We believe that the Refinancing Facility will provide us with liquidity for approximately 30 to 45 days, during which time we and the New First Lien Lenders will continue to discuss various options and alternatives regarding our balance sheet and future liquidity needs.

Second Amendment

On November 3, 2015, we entered into the Second Amendment, whereby the lenders under the Second Lien Term Loan Agreement agreed to forbear from exercising remedies with respect to any default or event of default that results from our failure to make any interest payment under the Second Lien Term Loan Agreement, the failure to meet certain financial covenants thereunder, and certain other matters (including the default that arose on account of  trade payables being outstanding for more than 180 days) until the earlier of (a) December 30, 2015, (b) the occurrence of an event of default under the Refinancing Facility, which such event of default is not cured or waived in accordance with the terms of the Refinancing Facility within 10 business days, (c) the occurrence of any event of default under the Second Lien Term Loan Agreement, and (d) the filing of a Chapter 11 case (or cases) by us or any of our subsidiaries. The Second Amendment also amends certain other terms as necessary to permit the Refinancing Facility and to make certain covenants in the Second Lien Term Loan Agreement consistent with the revised covenants in the

Refinancing Facility. The covenants under the Second Lien Term Loan Agreement remain substantially the same, subject to customary adjustments for such financings described herein.

Cross-Default Provisions

The event of default under the Credit Agreement or the Second Lien Term Loan Agreement may result in a cross-default under our Senior Notes if the obligations under the Credit Agreement or the Second Lien Term Loan Agreement are accelerated. However, if, prior to any acceleration, the acceleration is rescinded, or the obligations are repaid during the 10 business day period commencing upon the end of any applicable grace period for the occurrence of such acceleration, any event of default caused by such acceleration shall be automatically rescinded, so long as the rescission does not conflict with any judgment, decree or applicable law. If an event of default under the Senior Notes indenture occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately. See "-Second Amendment" and "- Senior Notes" for a discussion of forbearance of events of default under our debt agreements.

We are a guarantor of a note payable (the "Note Payable") of our wholly owned subsidiary, Alpha Hunter, to CIT Finance LLC, which is collateralized by field equipment. A cross-default arose under Alpha Hunter's master loan and security agreement on October 8, 2015 when the obligations under the Credit Facility and the Second Lien Term Loan Agreement became callable. Upon the occurrence of an event of default, CIT Finance, LLC may determine all outstanding loans to be accelerated and immediately payable in full and in cash. At the option of CIT Finance, LLC, the unpaid principal amount of the loan shall bear interest at the rate of 18% per annum until indefeasibly paid in full, in cash. CIT Finance, LLC has the right to enter into any premises or upon any land under the control of Alpha Hunter or its agent where the collateral may be located, and disassemble, render unusable, or repossess all or any of the collateral, and may sell, lease, license, or otherwise dispose of the collateral, subject to requirements of applicable law regarding the exercise of remedies in a commercially reasonable manner. As of September 30, 2015, the outstanding balance of this loan was approximately $3.1 million and is reflected as a current liability in our consolidated balance sheet as of that date. CIT Finance, LLC has not requested the acceleration of the loan or repossessed or disposed of the collateral as of the date of this report.

The event of default under the Credit Agreement, as amended, resulted in a cross-default under our derivatives contracts with Bank of Montreal, and may result in a cross-default under our derivatives contracts with Citibank, N.A. As of September 30, 2015, we had outstanding commodities derivatives contracts representing $1.1 million of current assets and $0.6 million of current liabilities.

Under our derivative contracts with Bank of Montreal, an event of default under the Credit Agreement which results in the obligations under the Credit Facility becoming, or becoming capable at such time of being declared, due and payable before such obligations would otherwise have been due or payable creates a cross-default. As such, a cross-default arose under our derivative contracts with Bank of Montreal on October 8, 2015 when the obligations under the Credit Agreement became callable. However, the Company did not receive any notice of cross-default from Bank of Montreal with respect to such derivatives contracts, In addition, on November 2, 2015, the Company chose to terminate all of its open commodity derivative positions with Bank of Montreal and received approximately $0.9 million in cash proceeds.

Under our derivatives contracts with Citibank, N.A., an event of default under the Credit Agreement which results in the obligations under the Credit Agreement becoming due and payable before such obligations would otherwise have been due and payable creates a cross-default. Therefore, if the obligations under the Credit Agreement are accelerated, a cross-default under our derivatives contracts with Citibank, N.A. would be created. Under each Citibank, N.A. derivatives contract, upon a cross-default the non-defaulting party may then designate an early termination date for all outstanding transactions. Citibank, N.A. has not designated early termination dates for any of our outstanding commodities derivatives as of the date of this report.

Senior Notes

We have an interest payment due on November 15, 2015 on our Senior Notes. Interest on the Senior Notes accrues at an annual rate of 9.75% and is payable semi-annually on May 15 and November 15. We expect that the total interest payment due on November 15, 2015 will be approximately $29.3 million, of which we had accrued $22.1 million as of September 30, 2015. The failure by the Company to make an interest payment on the Senior Notes within 30 days following the due date would constitute an event of default under the Senior Notes, and the Senior Notes could be declared immediately due and payable. The Company does not expect to make the interest payment by December 15, 2015; however, payments under the Senior Notes are the subject of forbearance agreements described below and in “-Second Amendment”. Therefore, the Company's outstanding obligations on its Senior Notes are reflected as current liabilities in the accompanying consolidated balance sheet as of September 30, 2015.

On November 3, 2015, we and the New Senior Notes Lenders entered into a Forbearance Agreement whereby the New Senior Notes Lenders agreed to forbear during the Forbearance Period (as defined below) from exercising any remedies as a result of any default, Default or Event of Default (as such terms are defined in the Indenture), under the Indenture that is present as a result of (i) our failure to make any interest payment otherwise due under the Senior Notes, (ii) a breach of the debt incurrence covenant under the Indenture, or (iii) our failure to make any interest payment otherwise due pursuant to the Second Lien Term Loan Agreement (collectively, the "Anticipated Defaults"). Under the Forbearance Agreement, the New Senior Notes Lenders agreed to forbear from exercising remedies under the Indenture until the earlier of (a) 11:59 p.m. New York City time on December 30, 2015, (b) an event of default under the Indenture that is not otherwise waived, other than Anticipated Defaults, (c) the occurrence of an event of default under the Refinancing Facility (subject to a grace period of 10 business days and the benefits of any waivers thereof), and (d) the filing of a Chapter 11 case (or cases) by us or any of our subsidiaries (the "Forbearance Period"). Additionally, the New Senior Notes Lenders consented to an amendment to the Indenture, pursuant to a supplemental indenture, which such amendment amends the incurrence of indebtedness covenant in the Indenture to permit the incurrence of the $70 million aggregate principal amount of borrowings under the Refinancing Facility. As of September 30, 2015, we had $597.5 million of Senior Notes outstanding, net of unamortized discount.

Other Financing Activities

On March 13, 2015 we filed a universal shelf Registration Statement on Form S-3, which was declared effective on April 22, 2015, to enable us to issue securities from time to time, including issuances of common stock in At the Market ("ATM") offerings. As of September 30, 2015, we sold an aggregate of 56,202,517 shares of our common stock and received aggregate proceeds of $58.2 million net of sales commissions and other fees of $1.3 million through our ATM offering.

On October 9, 2015, we announced that we had suspended monthly cash dividends on all of our outstanding series of preferred stock. Upon the suspension of monthly cash dividends on our preferred stock issuances, we became ineligible to issue securities, including issuances of common stock in ATM offerings, under our universal shelf Registration Statement on Form S-3. See "Note 2 - Going Concern and Liquidity; Forbearance Agreements" to our financial statements for a discussion of the suspended dividend payments and the potential consequences.

Management's Plans

As a result of the continued decline in oil and natural gas prices and given the future uncertainty on the timing of the recovery of these commodity prices, as well as our recent debt covenant violations as discussed above and the resulting uncertainty regarding our ability to comply with restrictive covenants contained in our credit facilities, we have taken steps to monitor our liquidity needs and to evaluate our available alternative sources of liquidity.

On October 9, 2015, we announced that we engaged a financial advisor and a special legal advisor to advise management and our Board of Directors (the "Board") regarding potential strategic alternatives to enhance liquidity and to address our capital structure, which may include liquidity-enhancing transactions that we commenced previously as well as restructuring some or all of our debt and preferred equity to preserve cash flow, which may include seeking private restructuring or reorganization under Chapter 11 of the Bankruptcy Code.

In addition, we believe that the Company's entry into the Refinancing Facility will provide us with liquidity for approximately 30 to 45 days, during which time we and the New First Lien Lenders will continue to discuss various options and alternatives regarding our balance sheet and future liquidity needs.

Sources of Cash

For the nine months ended September 30, 2015, our primary sources of cash were cash flows from operating and financing activities. The following table summarizes our sources and uses of cash for the periods noted:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows provided by operating activities	$46,811	$13,555
Cash flows used in investing activities	(123,101)	(247,304)
Cash flows provided by financing activities	29,577	234,659
Effect of foreign currency exchange rates	(4)	44
Net increase (decrease) in cash and cash equivalents	$(46,717)	$954

Operating Activities

Our cash provided by operating activities was $46.8 million for the nine months ended September 30, 2015, compared to cash provided by operating activities of $13.6 million for the nine months ended September 30, 2014, an increase of $33.2 million or 2.4%, primarily due to increased available cash from changes in payables and accrued liabilities compared to the same period in 2014.

Investing Activities

Our cash used in investing activities for the nine months ended September 30, 2015, was $123.1 million, principally from completion of new wells developed during 2014 in the Marcellus and Utica Shales which were turned to sales during 2015. This amount included the payment of expenditures previously accrued related to our 2014 capital expenditure program, as well as a purchase of net leasehold acreage of approximately $12.0 million pursuant to an asset purchase agreement entered into during 2013 with MNW Energy, LLC ("MNW"). Cash used in investing activities was partially offset by the cash proceeds from the sale of assets of $38.4 million.

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

Financing Activities

Our cash provided by financing activities for the nine months ended September 30, 2015 was $29.6 million. Net proceeds from the sale of common stock under the ATM offering of $58.2 million and borrowings of $6.9 million were partially offset by the payment of preferred dividends of $26.5 million and repayments of debt of $8.7 million during the nine months ended September 30, 2015.

Our cash provided by financing activities for the nine months ended September 30, 2014 was $234.7 million, mainly from borrowings of $279.6 million and proceeds from the issuance of shares of common stock. We raised $178.4 million in net proceeds, after offering discounts, commissions and placement fees, but before other offering expenses, through private offerings of 25,728,580 shares of our common stock and 2,142,858 warrants to purchase common stock. Our then majority owned subsidiary, Eureka Hunter Pipeline, paid in full and terminated its term loan with Pennant Park and borrowed $80.0 million from the Eureka Hunter Pipeline Credit Agreement executed in March 2014. These increases were partially offset by debt pay-down under the MHR Credit Facility and other debt agreements of approximately $208.3 million. In addition, we paid preferred dividends of $36.8 million and paid deferred financing costs on loans of $6.2 million during the nine months ended September 30, 2014.

Third Quarter 2015 Operational Overview

U.S. Upstream

•
Our average oil and natural gas production from continuing operations increased to 136,087 Mcfe/d for the three months ended September 30, 2015, compared to 98,130 Mcfe/d for the same period in 2014. Average production for the third quarter of 2015 was comprised of 11.1% oil, 71.5% natural gas, and 17.4% NGLs as compared to average production for the third quarter of 2014 of 25.3% oil, 59.0% natural gas, and 15.7% NGLs

•
We have suspended substantially all of our drilling and completion operations due to liquidity constraints. We will continue to further evaluate the timing of additional drilling and completion activities based upon availability of capital, as well as anticipated reductions in service costs and potential improvement in commodity prices.

Oilfield Services

•
As of September 30, 2015, two of our five Schramm T200XD drilling rigs remained under term contracts to a third party in the Appalachian Basin area for the top-hole drilling of multiple wells through December 2015. In the third quarter of 2015, two Schramm T200XD drilling rigs were released early from contracts that were set to expire on December 31, 2015 and early termination fees have been billed to the operator. The associated oil field personnel who worked on these two drilling rigs were released when the rigs ceased drilling activity. The last Schramm T200XD has been working on a project-by-project basis for a separate third party operator in the Appalachian Basin since May 2015. Rigs deployed under contracts with non-affiliated companies were running on contracted rates of $12,500 per day at September 30, 2015.

•
Our Schramm T500XD drilling rig was under contract to Triad Hunter for our Marcellus Shale and Utica Shale drilling program and is currently stacked, as we have suspended all drilling and completion activity.

Third Quarter 2015 Financial Overview

•
Oil and natural gas revenues from continuing operations decreased by 55.4% to $27.9 million compared to $62.5 million during the same three-month period in 2014, due primarily to substantial declines in commodity prices between the comparable periods.

•
We reported a net loss from continuing operations of $111.2 million for the three months ended September 30, 2015, compared to net loss from continuing operations of $63.6 million for the three months ended September 30, 2014. Total operating expenses were $118.3 million for the three months ended September 30, 2015, a $8.3 million decrease from the three months ended September 30, 2014. The decrease in operating expense was primarily due to lower exploration expense and impairment of proved oil and gas properties.

•	For the three months ended September 30, 2015, we sold 44,760,921 shares of our common stock for net proceeds of $36.4 million pursuant to an ATM offering.

•
Our general and administrative expenses decreased $6.8 million, or 40.3% for the three month period ended September 30, 2015 as compared to the three months ended September 30, 2014. As part of our cost reduction strategy, we decreased our general and administrative expenses by cutting legal costs, minimizing our reliance on outside consultants and temporary staffing, and closing our offices in Denver, Colorado and Calgary, Alberta, among other measures.

2015 Capital Expenditures

The following table summarizes our actual capital expenditures for the nine months ended September 30, 2015.

Capital Expenditures Incurred (1)
Nine Months Ended September 30, 2015
(In thousands)
Exploration and Development Drilling Programs
Marcellus and Utica Shales	$27,000
Williston Basin/Bakken Shale	16,400
Leasehold Acreage Acquisition
Marcellus and Utica Shales	21,900
Total capital expenditures	$65,300
________________________________

(1)
Capital expenditures on other property, plant, and equipment of approximately $3.0 million are not included in the summary above. Amounts represent capital expenditures incurred during the nine months ended September 30, 2015. Cash paid for capital expenditures of $164.9 million during the nine months ended September 30, 2015 includes payment of capital expenditures incurred during 2014.

Our capital expenditures of $68.4 million during the first nine months of 2015, of which $5.7 million were incurred during the third quarter, decreased substantially from the comparable periods in 2014 as we reduced our upstream capital expenditures budget for 2015 due to liquidity constraints and the current commodity price environment.

Our original capital expenditure program for 2015 that we developed in late 2014 contemplated approximately $100 million in capital expenditures and included 14 horizontal wells in the Marcellus Shale and Utica Shale. As disclosed previously, we have suspended substantially all of our 2015 drilling and completion operations as we continue to monitor the oil, natural gas and natural gas liquids commodity markets, regional supply and demand, and further evaluate the timing of additional drilling and completion activities based upon anticipated reductions in service costs and potential improvement in commodity prices in the future. This suspension included the 14 horizontal wells described above, which were originally contemplated to be drilled in the second half of 2015. The suspension of our capital expenditure program was primarily driven by liquidity constraints as we have not consummated a major liquidity transaction that would allow us to resume our drilling program. At this time, we do not anticipate drilling any additional wells until our liquidity position has been stabilized. The 14 horizontal wells are now expected to be drilled in the second half of 2016, but this is dependent on the factors described in more detail below. In accordance with SEC guidelines, proved undeveloped reserves are generally required to be developed within five years of initial disclosure.

Due to the prolonged decline in commodity prices, the capital expenditures described above are significantly less than our original capital expenditure budget for 2015, which was assumed in connection with the preparation of our estimates of proved reserves as of December 31, 2014. While we believe that our proved reserves, including our proved undeveloped reserves, can be developed and produced economically in the current commodity pricing environment, we do not book proved undeveloped locations unless we expect to develop such locations within five years of initial booking. As a result, our reduced capital expenditures may impact our ability to book certain proved undeveloped reserves in the future.

Our estimated proved reserves as of December 31, 2014 assumed that approximately 14 wells would be drilled and/or completed in 2015. However, based on our current capital expenditure budget, we anticipate that none of these wells will be drilled and/or completed. As of December 31, 2014, approximately 234 MBoe of proved reserves were attributable to the 14 wells that were not developed as anticipated in 2015. This represents less than 1% of our proved reserves as of December 31, 2014. The wells that were not developed as anticipated in fiscal 2015 are now expected to be drilled and/or completed in the second half of 2016, but this is dependent on our ability obtain sufficient resources in order to continue our development plan. For a description of factors that will impact our liquidity position, please see "Liquidity and Capital Resources" above. The deferral of our 2015 capital expenditures may also delay development of locations originally anticipated to be developed in subsequent periods. We assess our proved undeveloped reserves at mid-year and at year-end to determine if any reserves that have been classified as proved undeveloped reserves will not be developed within a five year horizon. In 2015, we reclassified 31 proved undeveloped locations to unproved reserves as a result of our mid-year assessment. If we are unable to establish a reasonable belief that we will have sufficient liquidity to develop our proved undeveloped locations within five years of initial booking, we may be unable to include all or a portion of the reserves attributable to these locations in our estimates of proved reserves as of December 31, 2015.

Additional Letter Agreement with Eureka Hunter Holdings and MSI

On March 30, 2015, we entered into a letter agreement (the "March 2015 Letter Agreement") with Eureka Hunter Holdings and MSIP II Buffalo Holdings, LLC ("MSI"), an affiliate of Morgan Stanley Infrastructure II Inc. Pursuant to the March 2015 Letter Agreement, the parties agreed, among other things, that MSI would make a capital contribution in cash to Eureka Hunter Holdings of approximately $37.8 million (the "Additional Contribution") by no later than March 31, 2015 (and it subsequently did make such capital contribution), in exchange for additional Series A-2 Units in Eureka Hunter Holdings, which Additional Contribution was used to fund certain additional capital expenditures of Eureka Hunter Pipeline and for certain other uses.

Pursuant to the March 2015 Letter Agreement, the parties further agreed that we have the right, in our discretion, to fund as a capital contribution to Eureka Hunter Holdings, all or a portion (in specified minimum amounts) of our pro rata share of the Additional Contribution, which pro rata share equaled approximately $18.7 million (the "MHR Additional Contribution Component"), in exchange for additional Series A-1 Units in Eureka Hunter Holdings at a specified price per unit. The March 2015 Letter Agreement specified that our deadline for funding the MHR Additional Contribution Component was June 30, 2015 (as extended, the "MHR Contribution Deadline").

On July 27, 2015, we entered into an additional letter agreement (the "July 2015 Letter Agreement") with Eureka Hunter Holdings and MSI, effective as of June 30, 2015, pursuant to which the parties agreed, subject to certain conditions, to extend the MHR Contribution Deadline to the earlier of (i) September 30, 2015 or (ii) the day immediately preceding the date on which we dispose, in a sale transaction or otherwise, our equity ownership interest in Eureka Hunter Holdings.

At September 30, 2015, we had not funded the full MHR Additional Contribution Component by the MHR Contribution Deadline, as amended by the July 2015 Letter Agreement, and our Series A-1 Units in Eureka Hunter Holdings were adjusted downward. As such, as of September 30, 2015 we own 44.53% and MSI owns 53.98% of the Class A Common Units of Eureka Hunter Holdings. As a result of the downward adjustment to its Series A-1 Units, we recognized a loss on our investment in Eureka Hunter Holdings of $7.7 million during the third quarter of 2015.

Results of Operations

The following discussion pertains to our results of operations, including analysis of our continuing operations regarding oil, natural gas and NGLs revenues, production, average product prices and average production costs and expenses for the three and nine months ended September 30, 2015 and 2014, respectively. The results of our Canadian operations and the operations of Eureka Hunter Holdings are reflected as discontinued operations for all periods presented.

Certain prior-year balances have been reclassified to correspond with current-year presentation. For all periods presented, we have separately classified transportation and processing expenses incurred to deliver gas to processing plants and to selling points, which were previously included as components of lease operating expenses and severance taxes and marketing. We have renamed lease operating expenses as "Production costs" and presented transportation and processing expenses as "Transportation, processing, and other related costs" in order to provide more meaningful information on costs associated with production and development.

As we continue to focus on the exploration, development and production of natural gas and natural gas liquids in the Appalachian Basin of West Virginia and Ohio, we have presented total production volumes for all periods in terms of Mcfe rather than Boe as previously presented.

Oil and natural gas sales. The decrease in our oil and natural gas sales for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 primarily resulted from non-core asset sales and decreases in average sales prices received, partially offset by higher production volumes from our Marcellus Shale and Utica Shale wells, as shown in the following table:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(in thousands)
Oil and natural gas sales - 2014	$62,510	$222,247
Changes associated with sales volumes	4,124	34,669
Changes associated with average sales prices	(38,782)	(146,255)
Oil and natural gas sales - 2015	$27,852	$110,661
Increase (decrease) from prior period	(55.4)%	(50.2)%

Oil and natural gas production. Production of oil declined during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, primarily due to decreased production in the Williston Basin as the result of our divestiture of non-core properties in the Williston Basin. Production of natural gas and NGLs increased over the comparable periods as a result of new Marcellus Shale and Utica Shale wells that began producing from the Everett Weese, Stewart Winland, WVDNR, and Stalder pads. Our production for the three and nine months ended September 30, 2015 and 2014 is shown in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
Oil (MBbl)
Appalachian Basin	69	101	(32)	(31.6)%	235	320	(85)	(26.6)%
Williston Basin	162	279	(117)	(41.9)%	601	909	(308)	(33.9)%
Other	—	—	—	—%	1	5	(4)	(77.4)%
Total oil	231	380	(149)	(39.2)%	837	1,234	(397)	(32.2)%
Natural gas (MMcf)
Appalachian Basin	8,742	5,158	3,584	69.5%	27,333	15,344	11,989	78.1%
Williston Basin	193	164	29	17.7%	351	415	(64)	(15.4)%
Other	15	4	11	278.4%	18	22	(4)	(18.4)%
Total natural gas	8,950	5,326	3,624	68.0%	27,702	15,781	11,921	75.5%
NGLs (MBbl)
Appalachian Basin	335	214	121	56.6%	954	667	287	43.0%
Williston Basin	29	23	6	26.3%	45	49	(4)	(8.1)%
Other	—	—	—	—%	—	—	—	—%
Total NGLs	364	237	127	53.6%	999	716	283	39.5%

Total MMcfe	12,520	9,028	3,492	38.7%	38,718	27,481	11,237	40.9%
Total MMcfe/d	136,087	98,130	37,957	38.7%	141,824	100,663	41,161	40.9%

Our overall production mix is comprised more heavily of natural gas and NGLs during the three and nine months ended September 30, 2015 compared to the same periods in 2014, as we have increased our focus on natural gas and NGLs exploration, development and production activities in West Virginia and Ohio. Total production for the three and nine months ended September 30, 2015 and 2014, on an Mcfe basis, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Oil	11.1%	25.3%	13.0%	26.9%
Natural gas	71.5%	59.0%	71.5%	57.4%
NGLs	17.4%	15.7%	15.5%	15.7%
Total	100.0%	100.0%	100.0%	100.0%

Oil and natural gas average prices. Our average sales prices received for oil and natural gas declined during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, which is consistent with overall declines in the commodities markets. Average sales prices received also reflect the impact of basis differentials. The price we receive for our oil and natural gas can be more or less than the average WTI and NYMEX prices for the periods because of adjustments related to delivery location, relative quality, and other factors. Average sales prices received and price differentials for the three and nine months ended September 30, 2015 and 2014 are shown in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
Oil (per Bbl)	43.13	90.78	(47.65)	(52.5)%	41.33	90.24	(48.91)	(54.2)%
Differential to WTI	(3.35)	(6.82)	3.47	(50.9)%	(9.61)	(9.52)	(0.09)	0.9%

Natural gas (per Mcf)	1.62	3.43	(1.81)	(52.8)%	2.14	4.69	(2.55)	(54.3)%
Differential to NYMEX	(1.13)	(0.51)	(0.62)	121.6%	(0.64)	0.14	(0.78)	(557.1)%

NGLs (per Bbl)	9.23	41.22	(31.99)	(77.6)%	16.67	51.48	(34.81)	(67.6)%

Total average price (per Mcfe)	2.22	6.92	(4.70)	(67.9)%	2.86	8.09	(5.23)	(64.6)%

Midstream natural gas gathering, processing and marketing. Revenues and expenses from midstream operations decreased for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, primarily due to the decision made by a third party customer to begin marketing its own natural gas, which had previously been marketed by our subsidiary, Magnum Hunter Marketing, on this customer's behalf. The following table summarizes our midstream natural gas gathering, processing, and marketing activity for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
	(in thousands)
Midstream natural gas gathering, processing and marketing revenues	$161	$1,180	$(1,019)	(86.4)%	$1,091	$66,937	$(65,846)	(98.4)%
Midstream natural gas gathering, processing and marketing expenses	52	941	(889)	(94.5)%	730	66,373	(65,643)	(98.9)%
Total midstream natural gas gathering, processing and marketing, net	$109	$239	$(130)	(54.4)%	$361	$564	$(203)	(36.0)%

Oilfield services. Drilling services revenue decreased for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, primarily due to lower utilization of the fleet of rigs caused by the downturn in commodity prices. For the three and nine months ended September 30, 2015, the total effective equipment performance of our drilling rigs was 63.0% and 69.4%, respectively, and the utilization rate of our rigs was 63.3% and 70.7%, respectively. The following table summarizes our oilfield services activity for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
	(in thousands, except drilling rig revenue days)
Oilfield services revenue	$5,294	$5,986	$(692)	(11.6)%	$15,552	$17,561	$(2,009)	(11.4)%
Oilfield services expenses	3,264	3,856	(592)	(15.4)%	12,153	11,892	261	2.2%
Total oilfield services, net	$2,030	$2,130	$(100)	(4.7)%	$3,399	$5,669	$(2,270)	(40.0)%

Drilling rig revenue days	322	592	(270)	(45.6)%	1,138	1,621	(483)	(29.8)%

Gain (loss) on sale of assets. We recorded a gain on sale of assets in operating expenses of $2.9 million and $31.3 million for the three and nine months ended September 30, 2015, respectively, primarily related to the sale of certain undeveloped and unproven leasehold acreage in Tyler County, West Virginia. Our gain on sale of assets of $8.0 million and $4.6 million for the three and nine months ended September 30, 2014, respectively, related to the sale of certain oil and natural gas properties located in Divide County, North Dakota, partially offset by post-closing adjustments related to the sales of certain oil and natural gas properties during the latter part of 2013 and early part of 2014.

Production costs. Our production costs per Mcfe decreased during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
Production costs (in thousands)	$11,130	$10,994	$136	1.2%	$34,286	$34,236	$50	0.1%

Production costs per Mcfe	$0.89	$1.22	$(0.33)	(27.0)%	$0.89	$1.25	$(0.36)	(28.9)%

The overall increase in production costs was primarily due to higher production volumes, partially offset by lower costs/Mcfe, as reflected in the following table:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(in thousands)
Production costs - 2014	$10,994	$34,236
Changes associated with production volumes	4,252	13,999
Changes associated with lower costs/Mcfe	(4,116)	(13,949)
Production costs - 2015	$11,130	$34,286
Increase (decrease) from prior period	1.2%	0.1%

Severance taxes and marketing.  Our severance taxes and marketing decreased during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, due primarily to the decrease in our sales.  The following table summarizes severance taxes and marketing for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
Severance taxes and marketing (in thousands)	$1,588	$5,396	$(3,808)	(70.6)%	$6,170	$16,100	$(9,930)	(61.7)%

Severance taxes and marketing per Mcfe	$0.13	$0.60	$(0.47)	(78.6)%	$0.16	$0.59	$(0.43)	(72.8)%

Transportation, processing, and other related costs. Our transportation, processing, and other related costs increased during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, due primarily to increased natural gas and NGL production from our Appalachian properties as additional wells began producing during 2015. The following table summarizes transportation, processing, and other related costs for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
Transportation, processing, and other related costs (in thousands)	$17,536	$14,255	$3,281	23.0%	$48,498	$33,123	$15,375	46.4%

Transportation, processing, and other related costs per Mcfe	$1.40	$1.58	$(0.18)	(11.4)%	$1.25	$1.21	$0.04	3.3%

Exploration. We recognize exploration costs, geological and geophysical costs, and unproved property impairments and leasehold expiration as exploration expense. Leasehold impairments relate to leases that expired undrilled or are expected to expire and we do not plan to develop. Exploration expense recorded for the three and nine months ended September 30, 2015 and 2014 is reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Leasehold impairments:
Williston Basin	$1,898	$17,846	$9,504	$37,765
Appalachian Basin	1,789	7,150	2,952	9,720
Western Kentucky	—	1,925	—	3,820
South Texas	124	—	124	—
Leasehold impairments	3,811	26,921	12,580	51,305
Geological and geophysical costs	547	363	1,747	1,089
Total exploration expense	$4,358	$27,284	$14,327	$52,394

Total exploration expense per Mcfe	$0.35	$3.02	$0.37	$1.91

Impairment of proved oil and natural gas properties. At September 30, 2015, we performed an impairment analysis and recorded impairment of proved oil and natural gas properties to reduce the carrying value of these properties to their estimated fair values. We calculated the estimated fair values using a discounted cash flow model. The expected future net cash flows were discounted using an annual rate of 10 percent to determine estimated fair value. The following table summarizes impairments of proved oil and natural gas properties for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Williston Basin	$44,585	$—	$44,585	$—
Appalachian Basin	5,194	5,664	16,138	5,822
Western Kentucky	31	17,057	2,981	33,811
South Texas	32	165	87	165
Total impairment of proved oil and gas properties	$49,842	$22,886	$63,791	$39,798

Total impairment of proved oil and gas properties per Mcfe	$3.98	$2.54	$1.65	$1.45

Depletion, depreciation, amortization, and accretion. Our depletion, depreciation, amortization and accretion expense ("DD&A"), decreased during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily a result of our divestiture of our non-core properties in the Williston Basin. Our DD&A increased during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to increased proved reserves in the Appalachian Basin and increased production in 2015, partially offset by decreases related to our divestiture of non-core properties in the Williston Basin and impairments of proved properties recognized during the fourth quarter of 2014. The following table summarizes our DD&A for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
DD&A (in thousands)	$23,378	$32,147	$(8,769)	(27.3)%	$103,441	$89,903	$13,538	15.1%

DD&A per Mcfe	$1.87	$3.56	$(1.69)	(47.5)%	$2.67	$3.27	$(0.60)	(18.3)%

General and administrative. Our general and administrative expenses ("G&A") decreased for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. The decrease is primarily attributable to our efforts to further reduce G&A through cutting legal costs, minimizing reliance on outside consultants and temporary staffing, and the closing of our offices in Denver, Colorado and Calgary, Alberta, among other factors, as reflected in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
	(in thousands)
Professional fees	$1,975	$5,465	(3,490)	(63.9)%	$9,468	$19,666	(10,198)	(51.9)%
Salaries and personnel costs	3,452	4,649	(1,197)	(25.7)%	9,308	13,251	(3,943)	(29.8)%
Non-cash stock compensation expense	1,341	2,211	(870)	(39.3)%	6,419	5,405	1,014	18.8%
Other general and administrative expenses	3,291	4,526	(1,235)	(27.3)%	8,893	11,299	(2,406)	(21.3)%
Total general and administrative expenses	$10,059	$16,851	(6,792)	(40.3)%	$34,088	$49,621	(15,533)	(31.3)%

Total general and administrative expenses per Mcfe	$0.80	$1.87	$(1.07)	(57.2)%	$0.88	$1.81	$(0.93)	(51.4)%

Interest expense, net. The increase in our interest expense, net of interest income, is due to our higher average debt level during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. This increase was partially offset by lower amortization and write-off of deferred financing costs during the nine months ended September 30, 2015, as reflected in the following table:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(in thousands)
Interest expense, net - 2014	$17,896	$55,701
Changes associated with higher debt levels	6,205	19,029
Changes associated with amortization and write-off of deferred financing costs	896	(2,264)
Interest expense, net - 2015	$24,997	$72,466
Increase (decrease) from prior period	39.7%	30.1%

Gain (loss) on derivative contracts, net.  We do not designate our derivative instruments as hedges. The following table summarizes the realized and unrealized gains and losses on change in fair value of our derivative contracts for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Commodity derivatives
Realized loss on settled transactions	$(380)	$477	$2,814	$(4,074)
Unrealized gain (loss) on open contracts	972	8,019	603	3,737
Total gain (loss) on commodity derivatives	592	8,496	3,417	(337)
Financial derivatives
Unrealized gain (loss) on open contracts	(24)	(234)	(72)	4
Gain (loss) on derivative contracts, net	$568	$8,262	$3,345	$(333)

Income tax benefit. We were in a net operating loss position as of the three and nine months periods ended September 30, 2015 and 2014, and have a full valuation allowance on all deferred tax assets. As a result, we did not recognize an income tax benefit on our September 30, 2015 or 2014 net loss.

Gain on dilution of interest in Eureka Hunter Holdings. We accounted for the March 31, 2015 MSI capital contributions, the issuance of additional Series A-2 Units by Eureka Hunter Holdings, and the September 30, 2015 expiry of the MHR Contribution Deadline, in accordance with the subsequent measurement provision of ASC Topic 323, Investments - Equity Method and Joint Ventures, which requires us to recognize a gain or loss on the dilution of our equity interest as if we had sold a proportionate interest in Eureka Hunter Holdings. During the three and nine months ended September 30, 2015, we recognized a pre-tax gain of $2.2 million and $4.6 million, respectively, based on the difference between the carrying value of the Company's Series A-1 Units and the proceeds received by Eureka Hunter Holdings for the issuance of additional Series A-2 Units to MSI which resulted in permanent dilution of our equity interest in Eureka Hunter Holdings. The gain included our proportionate decrease in the equity method basis difference which was reduced by $3.6 million and $7.5 million, during the three and nine months ended September 30, 2015, respectively, based on the change in our ownership in the net assets of Eureka Hunter Holdings after giving effect to the dilution of our interest as a result of the unit issuance.

Income (loss) from discontinued operations, net of tax. In September 2013, we adopted a plan to divest all of our interests in WHI Canada. We have reclassified the associated assets and liabilities to assets and liabilities held for sale and the operations are reflected as discontinued operations for all periods presented. We closed on the sale of our interests in WHI Canada during the second quarter of 2014.

In June 2015, we adopted a plan to divest of our entire equity ownership interest in Eureka Hunter Holdings. Prior to December 18, 2014, Eureka Hunter Holdings was a consolidated subsidiary of us, and its operations were included in the Midstream and Marketing operating segment. Following a series of transactions and capital contributions that occurred up to and including December 18, 2014, we determined we no longer held a controlling financial interest in Eureka Hunter Holdings. However, we exercise significant influence through our retained equity interest and through representation on Eureka Hunter Holdings' board of managers. As a result, we use the equity method to account for our retained interest in Eureka Hunter Holdings. We have reclassified our equity method investment in Eureka Hunter Holdings to assets of discontinued operations for all periods presented. All operations related to periods prior to December 18, 2014, and all subsequent equity method losses through September 30, 2015, are reflected as discontinued operations.

The following table summarizes the loss from discontinued operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Eureka Hunter Holdings	$(4,222)	$(59,590)	$(8,485)	$(106,524)
Williston Hunter Canada	—	—	—	4,561
	$(4,222)	$(59,590)	$(8,485)	$(101,963)

Gain (loss) on disposal of discontinued operations, net of tax. We recognized no gain or loss on disposal of discontinued operations for the three and nine months ended September 30, 2015. The following table summarizes the loss on disposal of discontinued operations for the three and nine months ended September 30, 2014:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
	(in thousands)
Eagle Ford Hunter	$(258)	$(7,282)
Williston Hunter Canada	—	(6,701)
	$(258)	$(13,983)

Net loss attributable to non-controlling interest.  Net loss attributable to non-controlling interest of $2.8 million and $3.7 million for the three and nine months ended September 30, 2014, respectively, represented 1.6% of the net income or loss incurred by our then majority-owned subsidiary, Eureka Hunter Holdings, and 12.5% of the net income or loss incurred by our subsidiary, PRC Williston.

Prior to July 24, 2014, we owned 87.5% of the equity interests in PRC Williston, LLC ("PRC Williston"), which sold substantially all of its assets on December 30, 2013. On July 24, 2014, we executed a settlement and release agreement with Drawbridge Special Opportunities Fund LP and Fortress Value Recovery Fund I LLC f/k/a D.B. Zwirn Special Opportunities Fund, L.P. As a result of this settlement agreement, we now own 100% of the equity interests in PRC Williston and have all rights and claims to its remaining assets and liabilities. Consequently, there is no longer any non-controlling interest in PRC Williston's equity reflected in the consolidated financial statements as of September 30, 2015.

As a result of the deconsolidation of Eureka Hunter Holdings in December 2014, we derecognized the non-controlling interests attributed to Eureka Hunter Holdings as part of the gain on deconsolidation recorded in the fourth quarter of 2014.

Dividends on preferred stock. Total dividends on our preferred stock were approximately $8.8 million and $26.5 million for the three and nine months ended September 30, 2015 and $8.8 million and $26.5 million for the three and nine months ended September 30, 2014. The Series C Preferred Stock had a stated value of $100.0 million at both September 30, 2015 and December 31, 2014, and carries a cumulative dividend rate of 10.25% per annum. The Series D Preferred Stock had a stated value of $221.2 million at both September 30, 2015 and December 31, 2014, and carries a cumulative dividend rate of 8.0% per annum. The Series E Preferred Stock had a stated value of $95.1 million at both September 30, 2015 and December 31, 2014, and carries a cumulative dividend rate of 8.0% per annum.

Dividends on preferred stock of discontinued operations. Total dividends on preferred stock of discontinued operations were approximately $6.6 million and $19.2 million for the three and nine months ended September 30, 2014 and were related to the Eureka Hunter Holdings Series A Preferred Units. The Eureka Hunter Holdings Series A Units were converted into a new class of equity during the fourth quarter of 2014.

Related Party Transactions

The following table sets forth the related party transaction activities for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
GreenHunter
Production costs (1)	$840	$894	$3,039	$1,969
Midstream natural gas gathering, processing, and marketing	$—	$132	$—	$532
Oilfield services (1)	$151	$—	$256	$—
General and administrative (1)	$7	$—	$19	$36
Interest income (2)	$23	$38	$94	$121
Miscellaneous income (expense) (2)	$(1,709)	$55	$(1,599)	$165
Loss from equity method investment (2)	$176	$79	$494	$436
Capitalized costs incurred (1)	$5	$—	$470	$—
Pilatus Hunter, LLC (4)
General and administrative	$81	$49	$117	$207
Eureka Hunter Holdings (3)
Production costs	$144	$—	$740	$—
Transportation, processing, and other related costs	$7,503	$—	$18,218	$—
Oilfield services	$11	$—	$27	$—
General and administrative	$—	$—	$—	$—
Capitalized costs incurred	$—	$715	$121	$2,526
Classic Petroleum (5)
Capitalized costs incurred	$21	$447	$206	$971
Kirk Trosclair Enterprises, LLC (6)
General and administrative	$52	$—	$141	$—
__________________________________

(1)
GreenHunter is an entity of which Gary C. Evans, our Chairman and CEO, is the Chairman and a major shareholder. Triad Hunter and Viking International Resources Co., Inc., wholly owned subsidiaries of us, receive services related to brine water and rental equipment from GreenHunter and certain affiliated companies. We believe that such services were and are provided at competitive market rates and were and are comparable to, or more attractive than, rates that could be obtained from unaffiliated third party suppliers of such services.

(2)
On February 17, 2012, we sold our wholly owned subsidiary, Hunter Disposal, to GreenHunter Water, LLC ("GreenHunter Water"), a wholly owned subsidiary of GreenHunter.  We recognized an embedded derivative asset resulting from the conversion option under the convertible promissory note we received as partial consideration for the sale.  See "Note 7 - Fair Value of Financial Instruments" for additional information. We have recorded interest income as a result of the note receivable from GreenHunter. Also as a result of this transaction,we have an equity method investment in GreenHunter that is included in derivatives and investment in affiliates - equity method and an available for sale investment in GreenHunter included in investments.  Miscellaneous income (expense) includes other than temporary impairment loss on the GreenHunter available for sale security of $1.8 million for the three and nine months ended September 2015. See "Note 8 - Investments and Derivatives" for additional information.

(3)
Following a series of transactions up to and including, December 18, 2014, we no longer held a controlling financial interest in Eureka Hunter Holdings. We deconsolidated Eureka Hunter Holdings and account for our retained interest under the equity method of accounting. As discussed in "Note 3 - Acquisitions, Divestitures, and Discontinued Operations", in June 2015 we adopted a plan to dispose of our equity method investment in Eureka Hunter Holdings, and have classified the related operations as discontinued operations and the investment as assets of discontinued operations for all periods presented.

(4)
We rented an airplane for business use for certain members of our management at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans.  Airplane rental expenses are recorded in general and administrative expense.

(5)
Classic Petroleum, Inc. is an entity owned by the brother of James W. Denny, III, our former Executive Vice President and President of our Appalachian Division. Triad Hunter received land brokerage services from Classic Petroleum, Inc., including courthouse abstracting, contract negotiations, GIS mapping and leasing services. We also had accounts payable of $51,000 to Classic Petroleum, Inc. as of September 30, 2015.

(6)
On July 18, 2014, we entered into a consulting agreement with Kirk J. Trosclair, a former executive of Alpha Hunter Drilling, LLC, a wholly owned subsidiary of us. Mr. Trosclair ceased employment with us on July 18, 2014 and is currently the Chief Operating Officer of GreenHunter. The agreement has a term of 12 months and provides that Mr. Trosclair will receive monthly compensation of $10,000, and Mr. Trosclair is eligible to continue vesting in previously granted stock options and unvested restricted stock awards, subject to continued service under the consulting agreement. In connection with this agreement, for the nine months ended September 30, 2015, we paid Mr. Trosclair $141,000, which includes reimbursement of expenses incurred on behalf of us and recognized $161,888 in stock compensation expense

In connection with the sale of Hunter Disposal, Triad Hunter entered into agreements with Hunter Disposal and GreenHunter Water for wastewater hauling and disposal capacity in Kentucky, Ohio, and West Virginia and a five-year tank rental agreement with GreenHunter Water.  On December 22, 2014, Triad Hunter entered into an Amendment to Produced Water Hauling and Disposal Agreement with GreenHunter Water to secure long-term water disposal at reduced rates through December 31, 2019. To ensure disposal capacity, in connection with the amendment on December 29, 2014, Triad Hunter made a prepayment of $1.0 million towards services to be provided under the Produced Water Hauling and Disposal Agreement. GreenHunter Water provided a 50% credit for all services performed under the agreement until the prepayment amount was utilized in full, which occurred during the second half of 2015.

As of September 30, 2015, we had a note receivable from GreenHunter with an outstanding principal balance of approximately $0.8 million.  Under the terms of the promissory note, GreenHunter is required to make quarterly payments to us  comprised of principal of $137,500 and accrued interest through the maturity of the note in February 2017. Under the terms of the note, failure to pay timely is considered an event of default. As of March 31, 2015, GreenHunter was past due on principal and interest payments in aggregate of $168,437, which were due on February 17, 2015. On May 4, 2015, GreenHunter made this past due principal and interest payment of $168,437.

As of September 30, 2015, Mr. Evans, our Chairman and Chief Executive Officer, held 27,641 Series A-1 Common Units of Eureka Hunter Holdings.

Triad Hunter and Eureka Hunter Pipeline are parties to the Gas Gathering Services Agreement, which was executed on March 21, 2012, and amended on October 3, 2014 in contemplation of the LLC Agreement. Under the terms of the Gas Gathering Services Agreement, Triad Hunter reserved throughput capacity in the gas gathering pipeline system of Eureka Hunter Pipeline for which Triad Hunter has committed to minimum reservation fees of approximately $0.75 per MMBtu. As of October 31, 2015, Triad Hunter owed Eureka Hunter Pipeline approximately $10.7 million in past due gathering fees under the Gas Gathering Services Agreement. On November 5, 2015, the Company received a demand notice from MSI, on behalf Eureka Hunter Pipeline, demanding, in connection with past due amounts, adequate assurance of performance of security in the amount of approximately $20.8 million on or before November 10, 2015. Additionally, Eureka Hunter Pipeline can also demand adequate assurance of performance for any payments if it determines that Triad Hunter’s credit is unsatisfactory. MSI advised the Company that its failure to provide such adequate assurance of performance by the specified deadline will result in a suspension of services under the Gas Gathering Services Agreement until such time as the Company provides such adequate assurance of performance. MSI further advised the Company that if the Company has not provided the adequate assurance of performance and/or paid in full all amount past due by November 20, 2015, then Eureka Hunter Pipeline will terminate the Gas Gathering Services Agreement. The Company does not expect that it will be able to provide such adequate assurance of performance by the specified deadline. The Company has initiated discussions with MSI regarding a forbearance by Eureka Hunter Pipeline and MSI of their rights and remedies with respect to past due amounts under the Gas Gathering Services Agreement, including the provision of adequate assurance of performance. The Company can provide no assurance regarding whether a forbearance will be obtained. If such forbearance is not obtained, and Eureka Hunter Pipeline suspends performance under or terminates the Gas Gathering Services Agreement, such suspension in service or termination would force a temporary shut-in of certain of our wells (until the suspension is lifted or new gas gathering services are arranged) and could materially impact our business, financial condition and results of operations. We cannot predict at this time whether we would be able to secure any alternate gas gathering services or the timing thereof, especially in view of the limited amount of gas gathering service capacity in these areas of operation. Even if such services became available to us, such services may not be on terms we find suitable or attractive. See "Item 1A. Risk Factors - We are and may continue to become subject to claims by vendor creditors.”

Upon the deconsolidation of Eureka Hunter Holdings on December 18, 2014, Eureka Hunter Holdings and its subsidiaries became related parties of us. We and Eureka Hunter Holdings entered into a Services Agreement on March 20, 2012, and amended on September 15, 2014, under which we agreed to provide administrative services to Eureka Hunter Holdings related to its operations. The terms of the Services Agreement provide that we will receive an administrative fee of $500,000 per annum and a personnel services fee equal to our employee cost plus 1.5% subject to mutually agreed upon increases from time to time. Under the terms of the LLC Agreement, certain of our specified employees that perform services for Eureka Hunter Holdings and its subsidiaries and for whom we previously billed a personnel services fee, are expected to become employees of Eureka Hunter Holdings or a subsidiary of Eureka Hunter Holdings.

Commitments and Contractual Obligations

The following table presents our contractual obligations as of September 30, 2015:

Contractual Obligations	Total	2015	2016 - 2017	2018 - 2019	After 2019
Long-term debt (1)	$959,590	$946,533	$9,466	$765	$2,826
Interest on long-term debt (2)	88,958	36,574	51,485	304	595
Gas transportation and compression contracts	206,537	4,858	38,683	38,647	124,349
Asset retirement obligations (3)	27,686	311	10,004	3,093	14,278
Commodity derivative liabilities (4)	569	569	—	—	—
Operating lease obligations	1,506	206	1,093	207	—
Drilling rig installments	5,200	5,200	—	—	—
Total	$1,290,046	$994,251	$110,731	$43,016	$142,048

No dividends on preferred securities issued by us have been included in the table above because the total amounts to be paid are not determinable. See "Note 11 - Shareholders' Equity" to our consolidated financial statements for further details regarding our obligations to preferred shareholders.
________________________________

(1)	See "Note 9 - Debt", to our consolidated financial statements.

(2)
Interest payments have been calculated by applying the interest rate in effect as of September 30, 2015 on the debt facilities in place as of September 30, 2015. This results in a weighted average interest rate of 9.18%.

(3)	See "Note 6 - Asset Retirement Obligations" to our consolidated financial statements for a discussion of our asset retirement obligations.

(4)
See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Note 8 - Investments and Derivatives" to our consolidated financial statements for additional information regarding our derivative obligations.

MNW Lease Acquisitions

On August 12, 2013, we entered into an asset purchase agreement with MNW. MNW is an Ohio limited liability company that represents an informal association of various land owners, lessees and sub-lessees of mineral acreage who own or have rights in mineral acreage located in Monroe, Noble and/or Washington Counties, Ohio. Pursuant to the purchase agreement, we agreed to acquire from MNW up to 32,000 net mineral acres, including currently leased and subleased acreage, located in such counties, over a period of time, in staggered closings, subject to certain conditions. The maximum purchase price, if MNW delivers 32,000 acres with acceptable title, would be $142.1 million, excluding title costs. During the nine months ended September 30, 2015 and 2014, we purchased 2,665 and 11,296 net leasehold acres, respectively, from MNW for an aggregate purchase price of $12.0 million and $46.7 million, respectively. As of September 30, 2015, we have purchased a total of 25,044 net leasehold acres from MNW for an aggregate purchase price of $103.9 million.

We believe that MNW will not be able to provide us with satisfactory title to any of the remaining net leasehold acres subject to purchase under the asset purchase agreement, and therefore we anticipate that none of the remaining net leasehold acres will be acquired by us.

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

The TGT and REX Transportation Services Agreements are not included in the above contractual commitment schedule as we do not have any contractual obligations for firm transportation with either TGT or REX until they have received approval from FERC for each parties respective pipeline project. These agreements with TGT and REX will provide alternative routes for delivery of Triad Hunter's natural gas production into markets where there is not presently a surplus in supply, and has improved the margins on our natural gas production to date.

Triad Hunter is required to provide credit support to TGT and REX under the provisions of their respective agreements, which may include letters of credit or specified cash collateral. This credit support is required to demonstrate Triad Hunter's ability to pay the monthly reservation charges to REX and TGT upon completion and the entry into service of the respective pipeline extension projects. In November 2014, Triad Hunter posted a $36.9 million letter of credit in accordance with the provisions of the REX Transportation Services Agreement. Additionally, in October 2015, Triad Hunter was required to begin posting letters of credit related to the TGT Transportation Services Agreement of approximately $13 million, escalating thereafter up to $65 million by December 2016, assuming Triad Hunter retains this firm transportation agreement. The Company has not fulfilled its obligation to post the required letters of credit related to the TGT Transportation Services Agreement. As a result, TGT may take any and all actions related to the exercise and/or enforcement of rights and/or remedies available to it, although TGT has not elected to do so to date.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2015, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and commitments to purchase firm transportation from third parties.  We do not believe that these arrangements are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Commodity Price Risk

Our most significant market risk relates to prices for natural gas, crude oil, and NGLs. Recent declines in market prices for natural gas, crude oil, and NGLs have resulted in lower realized prices for our production during the three and nine months ended September 30, 2015. Further declines could impact the extent to which we develop portions of our proved and unproved oil and natural gas properties, and could possibly include temporarily shutting in certain wells that are uneconomic to produce if commodity prices drop below break-even levels. Given the current economic outlook, we expect commodity prices to remain volatile. Even modest decreases in commodity prices can materially affect our revenues and cash flow. In addition, if commodity prices remain suppressed for a significant period of time, we could be required under successful efforts accounting rules to recognize a write down of the carrying value of our oil and natural gas properties.

Our risk-management policies provide for the use of derivative instruments to manage commodity price risks. We may enter into financial swaps and collars to reduce the risk of commodity price fluctuation. As per the applicable accounting requirements, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur. Although our derivative hedging instruments may qualify for cash flow hedge accounting, we do not currently elect hedge accounting for our commodity derivative instruments.

As of September 30, 2015, we held derivative instruments associated with future production of 7.4 Bcf of gas and 0.1 MMBbls of crude oil, representing a gross asset of $1.1 million and gross liability of $0.6 million, respectively. The table below shows the impact that a 10% increase or decrease in underlying commodity price index would have on the fair value of derivative instruments as of September 30, 2015:

	As of September 30, 2015
	Fair Value As Reported	Fair Value: 10% Price Increase	Fair Value: 10 % Price Decrease
	(in thousands)
Crude oil	$(496)	$(901)	$(81)
Gas	$978	$204	$1,941
Total Fair Value	$482	$(697)	$1,860

Change in Fair Value		$(1,179)	$1,378

Any realized derivative gains or losses, however, would be substantially offset by the realized sales value of production covered by the derivative instruments.

At September 30, 2015, we had the following commodity derivative positions outstanding:

			Weighted Average
Natural Gas	Period	MMBtu/day	Price Per MMBtu
Collars	Aug 2015 - Dec 2015	80,000	$2.66 - $3.15

			Weighted Average
Crude Oil	Period	Bbls/day	Price per Bbl
Collars	Aug 2015 - Dec 2015	1,500	$45.00 - $48.00
Ceilings sold (call)	Jan 2015 - Dec 2015	1,570	$120.00
Floors sold (put)	Jan 2015 - Dec 2015	259	$70.00

At September 30, 2015, the fair value of our open commodity derivative contracts was a net asset of $0.5 million.

The following table summarizes the gains and losses on settled and open commodity derivative contracts for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Gain (loss) on settled transactions	$(380)	$477	$2,814	$(4,074)
Gain (loss) on open transactions	972	8,019	602	3,737
Total gain (loss)	$592	$8,496	$3,416	$(337)

See "Note 8 - Investments and Derivatives" in the accompanying consolidated financial statements for additional information on derivative instruments.

Interest Rate Risk

Borrowings under the Credit Facility are subject to variable interest rates. The balance of our long-term debt on the our consolidated balance sheet is subject to fixed interest rates. A 10% increase or decrease in interest rates would increase or decrease interest expense by approximately $5,000 and $11,000 for the three and nine months ended September 30, 2015.

Financial Instrument Price Risk

We have investments in both publicly-traded and non-publicly-traded financial instruments. Our ability to divest of these instruments is a function of overall market liquidity which is impacted by, among other things, the amount of outstanding securities of a particular issuer, trading history of the issuer, overall market conditions, and entity-specific facts and circumstances that impact a particular issuer. As a result, market volatility and overall financial performance and liquidity of the issuer could result in significant fluctuations in the fair value of these instruments, and we may be unable to recover the full cost of these investments. A 10% increase or decrease in market prices for our marketable securities would increase or decrease fair value by $0.1 million.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015. The Company's disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.

Information required to be furnished in this Part II, Item 1 (Legal Proceedings) is incorporated by reference to "Note 15 - Commitments and Contingencies - Legal Proceedings" to the Consolidated Financial Statements included in Part I, Item 1 (Financial Statements (unaudited)) of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors.

The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "Annual Report"). Except as set forth below and in each of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, there have been no material changes to the risks described in the Annual Report.

Events of default may occur under our debt instruments, subject to forbearance agreements entered into by the Company and certain lenders on November 3, 2015. If events of default occur or lenders under these debt instruments accelerate the obligations thereunder, as to matters not covered or no longer covered by the forbearance agreements, cross-defaults will exist under certain of our remaining indebtedness and we will not be able to repay the obligations that become immediately due.

Events of default may occur under our debt instruments, subject to forbearance agreements entered into by the Company and certain lenders on November 3, 2015. If events of default occur or lenders under these debt instruments accelerate the obligations thereunder, as to matters not covered or no longer covered by the forbearance agreements, cross-defaults will exist under certain of our remaining indebtedness and we will not be able to repay the obligations that become immediately due. For example, the Company has an interest payment due on November 15, 2015 on its Senior Notes of approximately $29.3 million, of which $22.1 million was accrued as of September 30, 2015. The failure by the Company to make an interest payment on the Senior Notes within 30 days following the due date would constitute an event of default under the Senior Notes, and the Senior Notes could be declared immediately due and payable. The Company does not expect to make the interest payment by December 15, 2015, but such nonpayment is subject to forbearance agreements entered into as of November 3, 2015. For additional information regarding defaults, cross-defaults and potential cross-defaults, please see the discussion regarding each debt instrument in "Note 2 - Going Concern and Liquidity; Forbearance Agreements" and "Note 9 - Debt" to the financial statements included herein. If any of our debt obligations are accelerated due to the events of default or future cross-defaults, we may not be able to repay the obligations that become immediately due and will have severe liquidity restraints.

We have received a notice of non-compliance with a continued listing standard from the NYSE for our common stock. If we are unable to avoid the delisting of our common stock from the NYSE, it could have a substantial effect on our liquidity and results of operations.

On August 31, 2015, we received notification from the NYSE that we were no longer in compliance with the NYSE's continued listing standards for our common stock because the average closing price of our common stock has fallen below the NYSE's per share price requirements.  Section 802.01C of the NYSE Listed Company Manual requires that the average closing price of a listed company's common stock be at least $1.00 per share over a consecutive 30 trading-day period.  As of August 26, 2015, the average closing price of our common stock over the preceding consecutive 30 trading-day period was $0.99 per share and as of November 6, 2015 the average closing price of our common stock over the preceding 30 trading-day period was $0.36 per share.

Under the NYSE's rules, we have a period of six months, subject to possible extension, to regain compliance with the NYSE's continued listing standards.  We can regain compliance if, during the six-month period following receipt of the NYSE notice, on the last trading day of any calendar month, our common stock has a closing price and a 30 trading-day average closing price of at least $1.00 per share, subject to compliance with other continued listing requirements. In addition, however, we have been informed by the NYSE that if the price of our common stock ever drops below a certain lower level, as determined by the NYSE, the NYSE will suspend trading and commence delisting procedures.

The NYSE notification did not affect our business operations or our SEC reporting requirements and did not conflict with or cause an event of default under any of our material debt or other agreements. However, if our common stock ultimately were to be delisted for any reason, it could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

We may not be able to generate or obtain sufficient cash to service all of our indebtedness or trade payables, and we may be forced to take other actions to satisfy our obligations under our indebtedness and trade payables, which may not be successful.

We may be unable to generate sufficient cash flow from operations or to obtain alternative sources of financing in an amount sufficient to fund our liquidity needs. Our operating cash inflows are typically used for capital expenditures, operating expenses, debt service costs and working capital needs.

Based upon current commodity prices, we do not expect our cash flow from operations to be sufficient to repay our indebtedness or trade payables in the long term, and we anticipate we may ultimately seek a restructuring, amendment or refinancing of our debt. We cannot predict at this time whether we will be able to secure any such transaction, even if market conditions and our financial condition improve between now and then. Even if such transactions were available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced or restructured and they may require us to comply with more onerous covenants, which could further restrict our operations. In addition, the terms of existing or future debt agreements may restrict us from securing such a transaction on terms that are available to us at that time. We also may be required to dispose of material assets to meet our debt service and other obligations. We may not be able to consummate such dispositions on commercially favorable terms or at all, and any disposition of assets could negatively impact our future performance by reducing our production and reserves. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations when due. We could also be required to reorganize the Company in its entirety.

Moreover, our business requires substantial capital expenditures to explore for and develop oil and natural gas properties. As a result of our high-level of indebtedness and the recent volatility in commodity prices, we have ceased drilling activities and have significantly reduced our planned capital spending on drilling and completion activities in 2015 as compared to prior years. This reduction in capital expenditures will curtail the development of our properties, which in turn will lead to a decline in our production and reserves. A decline in our production and reserves may further reduce our liquidity and ability to satisfy our debt obligations by negatively impacting our cash flow from operations and the value of our assets.

We have substantial debt service obligations over the next several months, subject to forbearance agreements entered into by the Company and certain lenders on November 3, 2015. We will continue to evaluate our ability to make debt payments in light of our liquidity constraints and ongoing negotiations regarding various strategic initiatives. Any failure to make future principal or interest payments on our indebtedness or to cure a payment default within any applicable grace period may result in an event of default under the debt agreement or instrument, subject to the forbearance agreements. As a result, if we are unable to service our debt obligations generally, and if we are unable to successfully refinance our debt obligations or effect a similar alternative transaction, we cannot assure you that the Company will continue in its current state or that your investment in the Company will retain any value.

Due to reduced commodity prices and lower operating cash flows, coupled with substantial interest payments, there is substantial doubt about our ability to maintain adequate liquidity through the fourth quarter of 2015.

During the second half of 2014 and into 2015, NYMEX-WTI oil prices fell from in excess of $100 per Bbl to below $50 per Bbl, the lowest price since 2009. Over the same period, Henry Hub spot prices for natural gas fell from in excess of $3.00 per MMBtu to below $2.00 per MMBtu. We have experienced continued weakness in product pricing in the third quarter of 2015. Our average quarterly realized price for oil, natural gas and NGLs for the three months ended September 30, 2015 declined 52.5%, 52.8% and 77.6%, respectively, from the comparable period in 2014. These events have caused a reduction in our available liquidity and we may not have the ability to generate sufficient cash flows from operations and, therefore, sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs. We are currently evaluating strategic alternatives to address our liquidity issues and high debt levels. These efforts include, among others, a focus on long-term recurring cost reductions and the identification of non-core assets for potential sale. We cannot assure you that any of these efforts will be successful or will result in cost reductions or additional cash flows or the timing of any such cost reductions or additional cash flows. We are currently reviewing our alternatives and may adopt other strategies that may include actions such as a refinancing or restructuring of our indebtedness or capital structure, reducing or delaying capital investments or seeking to raise additional capital through debt or equity financing. We cannot assure you that any refinancing or debt or equity restructuring would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all. Furthermore, we cannot assure you that any of our strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments of interest and principal on our debt in the future, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations.

Our substantial indebtedness, liquidity issues and potential to seek protection under the federal bankruptcy laws has impacted, and may continue to impact, our business and operations.

Due to the uncertainty about our future, there is risk that, among other things:

i.	third parties' confidence in our ability to explore and produce oil and natural gas could erode, which could impact our ability to execute on our business strategy;

ii.	it may become more difficult to retain, attract or replace key employees;

iii.	employees could be distracted from performance of their duties or more easily attracted to other career opportunities; and

iv.	our suppliers, hedge counterparties, vendors and service providers could renegotiate the terms of our arrangements, terminate their relationship with us or require financial assurances from us.

The occurrence of certain of these events has already negatively affected our business and may have a material adverse effect on our business, results of operations and financial condition.

We may seek the protection of the United States Bankruptcy Court (the "Bankruptcy Court"), which may harm our business and place equity holders at significant risk of losing all of their interests in the Company.

We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives through a private restructuring. However, a filing under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") may be unavoidable. Seeking Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as a proceeding related to a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer a proceeding related to a Chapter 11 proceeding continues, the more likely it is that our customers and suppliers would lose confidence in our ability to reorganize our businesses successfully and would seek to establish alternative commercial relationships.

Additionally, we have a significant amount of indebtedness that is senior to our existing preferred stock and common stock in our capital structure. As a result, we believe that seeking Bankruptcy Court protection under a Chapter 11 proceeding could cause the shares of our existing preferred stock and common stock to be canceled, result in a limited recovery for stockholders, if any, and place equity holders at significant risk of losing all of their interests in the Company.

We have suspended monthly cash dividends on all of our outstanding series of preferred stock indefinitely and may lack sufficient authorized shares of common stock to issue to stockholders in lieu of cash dividends to satisfy such dividend payments.

On October 9, 2015, we announced that we had suspended monthly cash dividends on all of our outstanding series of preferred stock. The suspension commenced with the monthly cash dividend that would otherwise have been declared and paid for the month ending October 31, 2015 and will continue indefinitely.  Under the terms of our preferred stock, we are obligated to pay all dividends on our preferred stock in cash on the applicable dates or, if not paid in cash, by issuing to the holders of our preferred stock registered shares of our common stock with a value equal to the amount of dividends being paid, calculated based on the then current market value of shares of our common stock.  As of November 6, 2015, we had 36,028,887 authorized but unissued and unreserved shares of common stock available for issuance, and the closing price of our common stock on the New York Stock Exchange as of such date was $0.28 per share.  As such, the current market value of authorized but unissued and unreserved shares of common stock available for issuance may be insufficient to satisfy future dividend payment obligations.

We are and may continue to become subject to claims by vendor creditors.

As a result of certain of the matters discussed in the risk factors set forth above, we are currently and may from time to time continue to be the subject of claims arising from agreements entered into with our vendor creditors regarding amounts owed or claimed to be owed by us to such vendor creditors.  Claims under such litigation or threatened litigation may be material or may be indeterminate and the outcome of such litigation or threatened litigation may materially impact our financial condition or results of operations. Such claims have resulted or may result in lawsuits, threatened lawsuits, materialmen’s and workmen’s liens or other proceedings brought against us. For example, as of October 31, 2015, Triad Hunter owed Eureka Hunter Pipeline approximately $10.7 million in past due gathering fees under the Gas Gathering Services Agreement. In connection with a default by us under the Gas Gathering Services Agreement, Eureka Hunter Pipeline has the right to demand adequate credit support from us, interrupt or reduce its provision of gas gathering services to us or terminate the Gas Gathering Services Agreement. Additionally, Eureka Hunter Pipeline can also demand adequate assurance of performance for any payments if it determines that Triad Hunter’s credit is unsatisfactory. On November 5, 2015, the Company received a demand notice from MSI, on behalf Eureka Hunter Pipeline, demanding, in connection with past due amounts, adequate assurance of performance of security in the amount of approximately $20.8 million on or before November 10, 2015. MSI has advised the Company that the Company's failure to provide such adequate assurance of performance by the specified deadline will result in a suspension of services under the Gas Gathering Services Agreement until such time as the Company provides such adequate assurance of performance. MSI further advised the Company that, if the Company has not provided the adequate assurance of performance and/or paid in full all amount past due by November 20, 2015, then Eureka Hunter Pipeline will terminate the Gas Gathering Services Agreement. Such suspension in service or termination would force a temporary shut-in of certain of our wells and could materially impact our business, financial condition and results of operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults upon Senior Securities

See "Note 2 - Going Concern and Liquidity; Forbearance Agreements" and "Note 9 - Debt" to the financial statements within Part I, Item I of this Quarterly Report on Form 10-Q.

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

MAGNUM HUNTER RESOURCES CORPORATION

Date: November 9, 2015	/s/ Gary C. Evans
Gary C. Evans,
Chairman and Chief Executive Officer

Date: November 9, 2015	/s/ Joseph C. Daches
Joseph C. Daches,
Senior Vice President and Chief
Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Letter agreement, dated July 27, 2015, by and among Eureka Hunter Holdings, LLC, Magnum Hunter Resources Corporation and MSIP II Buffalo Holdings, LLC (incorporated by reference from the Registrant's Current Report on Form 8-K filed on July 28, 2015).

10.1
Fifth Amendment to Credit Agreement and Limited Waiver, dated July 10, 2015, by and among Magnum Hunter Resources Corporation, Bank of Montreal, as administrative agent, and the several lenders and guarantors party thereto (incorporated by reference from the Registrant's Current Report on Form 8-K filed on July 16, 2015).

10.2#	Restricted Stock Award Agreement, entered into on September 11, 2015, by and between Magnum Hunter Resources Corporation and Keith Yankowsky.

10.3#	Letter agreement, effective September 7, 2015, by and between Magnum Hunter Resources Corporation and James W. Denny, III.

10.4
Sixth Amendment to Credit Agreement, dated as of November 3, 2015, to the Fourth Amended and Restated Credit Agreement, dated as of October 22, 2014, by and among Magnum Hunter Resources Corporation, as borrower, the lenders and guarantors party thereto, and Bank of Montreal, as administrative agent (incorporated by reference from the Registrant's Current Report on Form 8-K filed on November 5, 2015).

10.5
Forbearance Agreement, dated as of November 3, 2015, by and among Magnum Hunter Resources Corporation and certain holders of the Company’s unsecured bonds party thereto (incorporated by reference from the Registrant's Current Report on Form 8-K filed on November 5, 2015).

10.6
Forbearance Agreement and Second Amendment, dated as of November 3, 2015, to the Second Lien Term Loan Agreement, dated as of October 22, 2014, by and among Magnum Hunter Resources Corporation, as borrower, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders party thereto and the agents party thereto (incorporated by reference from the Registrant's Current Report on Form 8-K filed on November 5, 2015).

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